Form 10-Q
period 1995-09-30
HAWAIIAN AIRLINES INC/HI
filed 1995-11-14
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                         Commission file number 1-8836


                            HAWAIIAN AIRLINES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             HAWAII                                      99-0042880
  (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)


    3375 Koapaka Street, Suite G-350
          Honolulu, Hawaii                                  96819
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (808) 835-3700


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          [X]  Yes     [ ]  No

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        [X]  Yes     [ ]  No

As of November 10, 1995, 6,581,133 shares of Class A Common Stock and 1,933,589 shares of Class B Common Stock of the Registrant are outstanding.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
================================================================================
  CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
================================================================================

                                                                                   REORGANIZED
                                                                                     COMPANY
                                                                      --------------------------------------
                                                                      SEPTEMBER 30,1995    DECEMBER 31, 1994
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.......................................        $  7,427             $  3,501
   Accounts receivable, net........................................          22,499               16,275
   Inventories, net................................................           7,249                6,234
   Assets held for sale, net.......................................           1,594                1,594
   Prepaid expenses and other......................................           4,812                6,079
                                                                           --------             --------
       Total current assets........................................          43,581               33,683

Property and equipment, less accumulated depreciation and
   amortization of $4,004 in 1995 and $922 in 1994.................          40,611               37,756
Assets held for sale, net..........................................           8,166               11,789
Other assets.......................................................           5,047                9,139
Reorganization value in excess of amounts allocable to
 identifiable assets, less accumulated amortization of $3,791 in
 1995 and $1,090 in 1994...........................................          68,233               70,934
                                                                           --------             --------
       TOTAL ASSETS................................................         165,638              163,301
                                                                           ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt...............................           6,482                6,394
   Current portion of capital lease obligations....................           2,657                2,907
   Accounts payable................................................          25,157               17,529
   Air traffic liability...........................................          34,065               40,382
   Accrued liabilities.............................................          21,481               12,298
                                                                           --------             --------
     Total current liabilities.....................................          89,842               79,510

Long-term debt.....................................................           7,482               14,152
Capital lease obligations..........................................          10,791               12,764
Other liabilities and deferred credits.............................          27,598               23,026
                                                                           --------             --------
       TOTAL LIABILITIES...........................................         135,713              129,452
                                                                           --------             --------
SHAREHOLDERS' EQUITY:
   Class A common stock............................................              70                    -
   Class B common stock............................................              24
   Capital in excess of par value..................................          39,006                    -
   Warrants........................................................             900               40,000
   Accumulated deficit.............................................         (10,075)              (6,151)
                                                                           --------             --------
    Shareholders' equity...........................................          29,925               33,849
                                                                           --------             --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................        $165,638             $163,301
                                                                           ========             ========


================================================================================
CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS) (UNAUDITED)
================================================================================

                                                                                                         PREDECESSOR
                                                                          REORGANIZED COMPANY              COMPANY
                                                                 ------------------------------------------------------
                                                                                      PERIOD FROM
                                                                                     REORGANIZATION
                                                                    THREE MONTHS     (SEPTEMBER 12,       PERIOD FROM
                                                                        ENDED           1994 TO         JULY 1, 1994 TO
                                                                    SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER
                                                                        1995             1994)             11,1994
                                                                 ------------------------------------------------------
OPERATING REVENUES:
   Passenger.....................................................    $   79,796          $ 11,786           $ 68,502
   Charter.......................................................         6,711                 -                 11
   Cargo.........................................................         4,589               847              3,044
   Other.........................................................         2,259               538              1,774
                                                                     ----------          --------           --------
      Total......................................................        93,355            13,171             73,331
                                                                     ----------          --------           --------
OPERATING EXPENSES:
   Flying operations.............................................        26,515             4,589             21,110
   Maintenance...................................................        21,489             3,994             13,548
   Passenger service.............................................        10,167             1,605              7,642
   Aircraft and traffic servicing................................        13,697             2,782             11,153
   Promotion and sales...........................................        10,984             2,008              8,442
   General and administrative....................................         2,744               793              3,581
   Depreciation and amortization.................................         1,865               514              1,138
                                                                     ----------          --------           --------
      Total......................................................        87,461            16,285             66,614
                                                                     ----------          --------           --------
OPERATING INCOME (LOSS)..........................................         5,894            (3,114)             6,717
                                                                     ----------          --------           --------
NONOPERATING INCOME (EXPENSE):
   Interest expense, net.........................................         (844)              (77)              (624)
   Gain (loss) on disposition of equipment.......................         (431)                -                164
   Reorganization items..........................................            -                 -            (10,914)
   Other, net....................................................          202                12                 99
                                                                    ----------          --------           --------
      Total......................................................       (1,073)              (65)           (11,275)
                                                                    ----------          --------           --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..........................        4,821            (3,179)            (4,558)
EXTRAORDINARY ITEM...............................................            -                 -            190,063
                                                                    ----------          --------           --------
NET INCOME (LOSS)................................................   $    4,821          $ (3,179)          $185,505
                                                                    ==========          ========           ========
NET INCOME (LOSS) PER SHARE......................................   $  ***0.48          $**(0.34)          $   *N/M
                                                                    ==========          ========           ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES and Share Equivalents...    ***10,068           **9,400              7,137
                                                                    ==========          ========           ========

* Not Meaningful - Per share data is not meaningful as the Predecessor Company has been recapitalized and has adopted fresh start reporting as of September 11, 1994.

** Per share data has been calculated assuming that the Reorganized Company will issue approximately 9.4 million shares of common stock. As of November 10, 1995, 6,581,133 shares of Class A and 1,933,589 shares of Class B Common Stock are issued and outstanding.

*** Per share data has been calculated assuming that the Reorganized Company will issue approximately 9.4 million shares of common stock, adjusted to reflect assumed exercise of stock options and warrants.

================================================================================
 CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS) (UNAUDITED)
================================================================================

                                                                                       PREDECESSOR
                                                        REORGANIZED COMPANY              COMPANY
                                               ------------------------------------------------------
                                                                     PERIOD FROM
                                                                   REORGANIZATION      PERIOD FROM
                                                  NINE MONTHS      (SEPTEMBER 12,       JANUARY 1,
                                                      ENDED           1994 TO            1994 TO
                                                  SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER
                                                      1995             1994)            11, 1994
                                               ------------------------------------------------------
OPERATING REVENUES:
   Passenger.................................       $219,068          $ 11,786           $199,502
   Charter...................................         15,458                 -                135
   Cargo.....................................         13,127               847             11,039
   Other.....................................          6,674               538              6,147
                                                    --------          --------           --------
       Total.................................        254,327            13,171            216,823
                                                    --------          --------           --------
OPERATING EXPENSES:
   Flying operations.........................         76,376             4,589             71,768
   Maintenance...............................         58,794             3,994             47,281
   Passenger service.........................         29,222             1,605             25,224
   Aircraft and traffic servicing............         40,686             2,782             34,325
   Promotion and sales.......................         32,009             2,008             28,499
   General and administrative................         10,808               793             12,063
   Depreciation and amortization.............          5,534               514              4,085
   Early retirement provision................          2,000                 -                  -
                                                    --------          --------           --------
       Total.................................        255,429            16,285            223,245
                                                    --------          --------           --------
OPERATING LOSS...............................         (1,102)           (3,114)            (6,422)
                                                    --------          --------           --------
NONOPERATING INCOME (EXPENSE):
   Interest expense, net.....................         (2,798)              (77)              (850)
   Gain (loss) on disposition of equipment...           (426)                -                 45
   Reorganization items......................              -                 -            (13,949)
   Other, net................................            402                12                501
                                                    --------          --------           --------
       Total.................................         (2,822)              (65)           (14,253)
                                                    --------          --------           --------

LOSS BEFORE EXTRAORDINARY ITEM...............         (3,924)           (3,179)           (20,675)

EXTRAORDINARY ITEM...........................              -                 -            190,063
                                                    --------          --------           --------
NET INCOME (LOSS)............................       $ (3,924)         $ (3,179)          $169,388
                                                    ========          ========           ========
NET INCOME (LOSS) PER SHARE..................       $**(0.42)         $**(0.34)          $   *N/M
                                                    ========          ========           ========
WEIGHTED AVERAGE NUMBER OF SHARES............        **9,400           **9,400              7,137
                                                    ========          ========           ========

* Not Meaningful - Per share data is not meaningful as the Predecessor Company has been recapitalized and has adopted fresh start reporting as of September 11, 1994.

** Per share data has been calculated assuming that the Reorganized Company will issue approximately 9.4 million shares of common stock. As of November 10, 1995, 6,581,133 shares of Class A and 1,933,589 shares of Class B Common Stock are issued and outstanding.

================================================================================
 CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
================================================================================

                                                                                                                 PREDECESSOR
                                                                                  REORGANIZED COMPANY              COMPANY
                                                                          ------------------------------------------------------
                                                                                               PERIOD FROM
                                                                                             REORGANIZATION      PERIOD FROM
                                                                             NINE MONTHS     (SEPTEMBER 12,       JANUARY 1,
                                                                                 ENDED           1994 TO            1994 TO
                                                                            SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER
                                                                                 1995             1994)            11, 1994
                                                                          ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)....................................................       $(3,924)          $(3,179)        $ 169,388
   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization....................................         5,800               277             4,488
       Net periodic postretirement benefit cost.........................         2,628                 -             1,988
       Loss (gain) on disposition of property and equipment.............           426                 -               (45)
       Extraordinary gain...............................................             -                 -          (190,063)
       Decrease (increase)  in accounts receivable......................        (5,466)            2,267            (5,801)
       Decrease (increase) in inventories...............................        (1,015)              (78)              497
       Decrease (increase) in prepaid expenses and other................         1,267            (3,581)           (1,133)
       Increase (decrease) in accounts payable..........................         7,431            (4,077)            5,774
       Increase (decrease) in accrued liabilities.......................         9,183             1,628              (734)
       Increase (decrease) in air traffic liability.....................        (6,317)               75            10,602
       Other, net.......................................................         6,224             5,231               336
                                                                               -------           -------         ---------
          Net cash provided by (used in) operations before
          reorganization items..........................................        16,237            (1,437)           (4,703)
       Reorganization items.............................................             -                 -            10,799
                                                                               -------           -------         ---------
          Net cash provided by (used in) operating activities...........        16,237            (1,437)            6,096
                                                                               -------           -------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..................................        (6,544)             (379)           (3,682)
   Net proceeds from disposition of property and equipment..............         2,875                 -               817
   Issuance of security deposits........................................             -                 -            (3,007)
                                                                               -------           -------         ---------
          Net cash used in investing activities.........................        (3,669)             (379)           (5,872)
                                                                               -------           -------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt.......................................         1,474             2,000                 -
   Repayment of debt....................................................        (7,893)             (242)             (689)
   Principal payments under capital lease obligations...................        (2,223)                -            (1,345)
                                                                               -------           -------         ---------
          Net cash provided by (used in) financing activities...........        (8,642)            1,758            (2,034)
                                                                               -------           -------         ---------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........         3,926               (58)           (1,810)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................         3,501             2,463             4,273
                                                                               -------           -------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................       $ 7,427           $ 2,405         $   2,463
                                                                               =======           =======         =========

================================================================================
 OPERATING STATISTICS (UNAUDITED)
================================================================================

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                          ---------------------------------------------------------------------
                                               1995               1994              1995            1994
---------------------------------------------------------------------------------------------------------------
SCHEDULED OPERATIONS:
Revenue passengers.....................       1,218               1,267            3,567            3,414
Revenue passenger miles *..............     855,459             825,191        2,327,459        2,187,098
Available seat miles *.................   1,132,989           1,072,492        3,106,753        2,950,751
Passenger load factor..................        75.5%               76.9%            74.9%            74.1%
Revenue ton miles *....................      98,417              91,422          266,881          243,172
Revenue plane miles *..................       4,712               4,498           12,982           11,946
Passenger revenue per passenger mile...         9.3(cent)           9.7(cent)        9.4(cent)        9.7(cent)

OVERSEAS CHARTER OPERATIONS:
Revenue passengers.....................          46                   -              108                -
Revenue passenger miles *..............     127,720                  21          297,430              526
Available seat miles *.................     132,675                  27          305,656              827

*  In thousands

In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company" or the "Reorganized Company") as of September 30, 1995 and December 31, 1994. The operating results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

The unaudited financial statements at September 30, 1995 have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As discussed herein, the Company has continued to experience net and operating losses. Furthermore, there can be no assurance that the Company will succeed in solving its liquidity problems or that the Company will have sufficient cash resources to support its continued operations. Because of the Company's liquidity shortage, an adverse change in events and circumstances could result in the Company being unable to meet its financial obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary as a result of the outcome of the uncertainties discussed herein. Management recognizes that the continuation of the Company as a going concern is dependent upon a return to profitable, positive cash flow operations and the generation of adequate funds to meet its ongoing obligations.

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (the "SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This SFAS No. 121 is effective for years beginning after December 15, 1995 and applies to long-lived assets and certain identifiable intangible assets whether held and used or to be disposed of, and goodwill.

SFAS No. 121 requires that a review be made of long-lived assets and certain identifiable intangible assets for determination of possible impairment adjustments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future cash flows expected to result from use of the asset (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized. Such impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. In instances where goodwill is identified with assets that are subject to an impairment loss, such goodwill should be allocated to the assets tested for recoverability on a pro rata basis using the relative fair values of the assets acquired in the transaction generating the goodwill.

SFAS No. 121 also requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the asset carrying amount or fair value, less cost to sell.

The Company plans to adopt SFAS No. 121 in 1996. Restatement of previously issued financial statements is not permitted. The Company has not estimated the impact that adoption of the Statement is expected to have on its financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires that they disclose in their footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company plans to either adopt the new, fair value based method or the disclosure requirements of SFAS No. 123 in its financial statements for 1996.

Certain reclassifications have been made to conform prior period's data to current period's presentation.

As disclosed in the Supplemental Financial Information, Unaudited Quarterly Financial Information contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K"), certain significant quarterly adjustments for calendar year 1994 were recorded. The results for the appropriate quarters of 1994 have been restated to reflect those adjustments. All period-to-period comparisons contained in Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the restated 1994 results.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in the 1994 Form 10-K, which are incorporated herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

On September 21, 1993, Hawaiian Airlines together with HAL, INC., Hawaiian Airlines' parent company, and West Maui Airport, Inc., another wholly owned subsidiary of HAL, INC., (collectively the "Debtors" or "Predecessor") commenced reorganization cases by filing voluntary petitions for relief under Chapter 11, Title 11 ("Chapter 11") of the United States (the "U.S.") Code in the U.S. Bankruptcy Court for the District of Hawaii (the "Bankruptcy Court"). Concurrently therewith, the Debtors filed a Consolidated Plan of Reorganization dated September 21, 1993 (as amended through the most recent amendment dated April 20, 1995 the "Plan"). On August 30, 1994, the Bankruptcy Court entered an order confirming the Plan and with the satisfaction of certain conditions, the Plan became effective on September 12, 1994 (the "Effective Date").

Pursuant to the Plan, on the Effective Date, first West Maui Airport, Inc. and then HAL, INC. were merged with and into Hawaiian Airlines with Hawaiian Airlines being the sole surviving corporation. On the Effective Date, all of the outstanding equity securities of the Company, HAL, INC., and West Maui Airport, Inc. were cancelled, including without limitation, all outstanding common, preferred and preference stock of HAL, INC.

Under the Plan, the Company is to issue and distribute 9,400,000 shares of its common stock to all of the unsecured creditors with claims allowed under the Plan. The Company's common stock consists of two classes, one with full voting rights, Class A Common Stock, and the other with limited voting rights, Class B Common Stock. On June 19, 1995, the Company commenced distribution of its Class A and Class B Common Stock and as of November 10, 1995, 6,581,133 shares of Class A and 1,933,589 shares of Class B Common Stock are issued and outstanding. The Company anticipates distributing a majority of the remaining 885,278 shares of Class A Common Stock and Class B Common Stock by the end of the fiscal year. Included in the amount not yet distributed is an estimated 335,141 shares of Class A Common Stock for resolution of claims still being disputed with general unsecured creditors. As disputed claims are finally resolved, the creditor holding such claim will receive a distribution of stock. Any shares withheld in excess of the amount distributed to such creditor will be held until all disputed claims have been resolved. Upon resolution of all disputed claims, there will be a final distribution of any remaining withheld shares to all general unsecured creditors on a pro rata basis.

Pursuant to the Plan, the Company has granted warrants to purchase an additional 989,011 shares of its Class A Common Stock, none of which have been exercised. Pursuant to the terms of the Plan, 600,000 shares of the Company's Class A Common Stock have been reserved for issuance under a 1994 Stock Option Plan.
The Company's Class A Common Stock began trading on the American Stock Exchange and the Pacific Stock Exchange on June 21, 1995.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

As of September 30, 1995, the Company had a net working capital deficit of $46.3 million, representing a $500,000 increase from the net working capital deficit of $45.8 million at December 31, 1994. Principally, the increase in the working capital deficit resulted from a net increase in accounts payable, accrued liabilities and air traffic liability of $10.5 million being offset by an aggregate increase in cash and accounts receivable of $10.2 million. The Company continues to experience liquidity shortages.

Effective April 13, 1995, the Company and American Airlines, Inc. ("American") executed Amendment No. 2 (the "April Amendment") to the long-term Aircraft Lease Agreement (the "Aircraft Lease Agreement") providing for the deferral of payment of approximately $11.1 million of delinquent lease rents and maintenance payments. The April Amendment provides that the Company is to remit periodic payments (generally on a weekly basis) to American commencing March 31, 1995 and ending December 22, 1995, in amounts ranging from approximately $25,000 to $950,000, including interest at 10.0% per annum, plus payments for the basic rent of aircraft. Maintenance payments will also be payable weekly, but in the same aggregate amounts as set forth in the original terms of the Aircraft Lease Agreements. Thereafter, commencing January 5, 1996, the Company is required to pay, weekly in advance, the basic rent payments owed for the aircraft and maintenance payments in respect of the aircraft. The Company paid to American the first five weekly payments of deferred amounts due under the April Amendment, in an aggregate amount of approximately $4.2 million, leaving a balance due of $6.9 million. However, the Company failed to make deferred and basic rent payments to American of $600,000 and $986,000, respectively, commencing May 8, 1995.

The Company and American have subsequently deferred the due date for the repayment of the remaining $6.9 million of delinquent lease rents and maintenance payments on three occasions. Amendment No. 3 dated June 1, 1995 deferred the due date until August 22, 1995. Amendment No. 4 dated August 22, 1995 deferred the due date until October 6, 1995. The most recent amendment, Amendment No. 5 dated October 6, 1995 (the "October Amendment") defers the due date until November 20, 1995. By November 20, 1995, the amount of interest accrued on the delinquent $6.9 million brings the total amount due to $7.1 million. The October Amendment provides that if the Company remits to American payments of approximately $6.9 million on or before November 20, 1995, the Company will pay (generally on a weekly basis) to American the remaining $226,000 of the $7.1 million deferred rent commencing November 22, 1995 and ending December 22, 1995, in amounts ranging from approximately $25,000 to $125,000. In addition, the Company will remit to American periodic payments (generally on a weekly basis) commencing May 1, 1995 through and including December 31, 1995 for the basic rent of aircraft. Thereafter, commencing January 1, 1996, the Company will be required to pay, weekly in advance, the basic rent payments owed for the aircraft and maintenance payments in respect of the aircraft.

The Company is current with respect to its payments for basic rent of aircraft under the October Amendment and maintenance payments under the Aircraft Lease Agreement. As of September 30, 1995, approximately $7.1 million of deferred lease rents and maintenance payments is outstanding. The failure of the Company to timely make payment in full of $6.9 million due on or before November 20, 1995 would permit American to exercise remedies available to it, which include, but are not limited to, termination of the lease, repossession of certain aircraft and engines, recovery of damages and drawings under the letters of credit provided by the Company with respect to the Aircraft Lease Agreement.

The ability of the Company to satisfy its obligations with respect to making the payment due to American by November 20, 1995 will depend on the Company's ability to obtain additional debt or equity financing. There can be no assurance that American will agree to a further extension, or that the Company will be able to make the payment by November 20, 1995 or any extended due date or that a favorable resolution of the matter will occur.

The Company has made credit facility borrowings under a financing arrangement with CIT Group/Credit Finance, Inc. ("CIT"). The financing arrangement consists of a credit facility of up to $8.15 million consisting of a secured revolving credit facility including up to $3.0 million of letters of credit (the "Financing"). Available credit is subject to reduction determined by recalculation of the borrowing base and repayments arising from disposition of collateral. As of the date of this report, the amount of the facility had been effectively reduced to approximately $5.0 million, which amount was fully drawn in the form of $2.9 million in borrowings and $2.1 million in letters of credit.

The Company currently does not have access to other unutilized credit facilities and does not have any unencumbered assets. Accordingly, its access to additional sources of liquidity remains limited. The Company has engaged an investment bank to assist in obtaining additional financing. A series of discussions with potential investors to solicit interest in providing additional capital in return for shares representing an equity interest have been held.
The Company has also presented a proposal to its pilots, flight attendants, ground crews and clerical staff to amend their current collective bargaining agreements to, among other things, extend the existing agreements beyond their current terms.

As a result of and following the discussions with potential investors, on November 6, 1995, the Company signed a letter of intent with a private investor group to provide $20.0 million of new equity capital to the Company in exchange for 18,181,818 shares of Hawaiian Airlines Class A Common Stock. The letter of intent also contemplates a rights offering to the Company's existing shareholders, to take place at some point during 1996, at a substantial discount from the then current market price. The transaction, which will result in the investor group having six of the current eleven Board of Director seats, is subject to numerous conditions, including the negotiation and execution of definitive agreements and certain modifications to the agreements with the Company's unions and certain of its creditors. If the conditions are satisfied, it is contemplated that the definitive agreements will be signed in early December 1995, with closing scheduled as soon as possible thereafter. Unless it is successful in these efforts, there are likely to be liquidity shortages in the future.

See discussion with respect to preparation of financial statements on a going concern basis in Part I, Item 1, Financial Statements, above.

                             RESULTS OF OPERATIONS
                             ---------------------

The Company believes that the operating revenues and expenses of the Reorganized Company for the three and nine months ended September 30, 1995 have been presented on a basis which is in all material respects consistent with the presentation of the operating revenues and expenses of the Predecessor for the three and nine months ended September 30, 1994.

The Company generated operating and net income of $5.9 million and $4.8 million, respectively, during the third quarter of 1995. This represents an increase of $2.3 million in operating income and a decrease of $77.5 million in net income from the third quarter of 1994.

OPERATING REVENUES
------------------

The following table compares third quarter 1995 operating revenues to those in third quarter 1994, in thousands, by service type:

                       Three Months Ended
                          September 30,
                       -------------------
                                              Increase
                         1995       1994     (Decrease)
------------------------------------------   ----------
Interisland:
 Passenger............. $30,248    $32,200      $(1,952)
 Charter...............      11          8            3
 Cargo.................   1,603      1,608           (5)
 Other.................   1,481      1,529          (48)
                        -------    -------      -------
                         33,343     35,345       (2,002)
                        -------    -------      -------
Transpacific:
 Passenger.............  43,841     42,287        1,554
 Cargo.................   2,560      1,889          671
 Other.................     747        746            1
                        -------    -------      -------
                         47,148     44,922        2,226
                        -------    -------      -------
South Pacific:
 Passenger.............   5,707      5,801          (94)
 Cargo.................     426        392           34
 Other.................      31         39           (8)
                        -------    -------      -------
                          6,164      6,232          (68)
                        -------    -------      -------
Overseas Charter:
 Passenger.............   6,700          3        6,697
 Other.................       -          -            -
                        -------    -------      -------
                          6,700          3        6,697
                        -------    -------      -------

    Total.............. $93,355    $86,502      $ 6,853
                        =======    =======      =======

The following table compares applicable third quarter 1995 operating and financial passenger revenue statistics to those in third quarter 1994:

                                   Three Months Ended
                                      September 30,
                                  ---------------------
                                                             Increase
                                  1995           1994       (Decrease)       %
-------------------------------------------------------     --------------------
Interisland:
 Revenue passengers*........       927            995          (68)        (6.8)
 Revenue passenger miles*...   121,955        129,528       (7,573)        (5.8)
 Available seat miles*......   250,561        237,333       13,228          5.6
 Passenger load factor......      48.7%          54.6%        (5.9)%      (10.8)
 Yield......................      24.8(cent)     24.9(cent)   (0.1)(cent)  (0.4)

Transpacific:
 Revenue passengers*........       272            251           21          8.4
 Revenue passenger miles*...   682,642        640,307       42,335          6.6
 Available seat miles*......   813,069        766,435       46,634          6.1
 Passenger load factor......      84.0%          83.5%         0.5%         0.6
 Yield......................       6.4(cent)      6.6(cent)   (0.2)(cent)  (3.0)

South Pacific:
 Revenue passengers*........        19             21           (2)        (9.5)
 Revenue passenger miles*...    50,862         55,356       (4,494)        (8.1)
 Available seat miles*......    69,359         68,724          635          0.9
 Passenger load factor......      73.3%          80.5%        (7.2)%       (8.9)
 Yield......................      11.2(cent)     10.5(cent)    0.7(cent)    6.7

Overseas Charter:
 Revenue passengers*........        46              -           46        100.0
 Revenue passenger miles*...   127,720             21      127,699        100.0
 Available seat miles*......   132,675             27      132,648        100.0

* In thousands

Operating revenues totalled $93.4 million during the third quarter of 1995, compared to $86.5 million during the same period in 1994, an increase of $6.9 million or 8.0%.

Revenues from Interisland passenger service totalled $30.2 million during third quarter 1995, a decrease of $2.0 million or 6.1% from third quarter 1994. Large volume promotional fare ticket programs used by Interisland competitors in the third quarter of 1995 had a direct effect in decreasing the number of Interisland passengers carried by the Company and revenue passenger miles period over period by 6.8% and 5.8%, respectively. Also, Interisland yield decreased by 0.1(cent) or 0.4% due to the prevalence of such promotional fare ticket programs in the Interisland market.

Revenues from Transpacific passenger operations amounted to $43.8 million during the third quarter of 1995 compared to $42.3 million in the third quarter of 1994, an increase of $1.6 million or 3.7%. Increases of 8.4% and 6.6% in revenue passengers carried and revenue passenger miles, respectively, were offset by a decrease of 0.2(cent) or 3.0% in

Transpacific yield. Increased frequency to Los Angeles, California, Las Vegas, Nevada and Portland, Oregon resulted in increased revenue passengers carried, revenue passenger miles and available seat miles. The decrease in yield was primarily caused by continued downward pressure on fares due to heavy pricing competition in the Transpacific market.

Overseas charter revenues of $6.7 million were earned in the third quarter of 1995 due to the commencement of charter operations between Honolulu, Hawaii and Las Vegas, Nevada in 1995.

OPERATING EXPENSES
------------------

The following table compares operating expenses for the third quarter of 1995 with the third quarter of 1994 by major category, in thousands of dollars:

                                             Three Months Ended
                                                September 30,
                                           ----------------------
                                                                     Increase
                                                1995       1994     (Decrease)
-----------------------------------------------------------------   ----------
Wages and benefits........................    $25,893    $26,581       $ (688)
Maintenance materials and repairs.........     17,054     12,714        4,340
Aircraft fuel, including taxes and oil....     14,527     12,986        1,541
Purchased services........................      5,058      5,477         (419)
Aircraft rentals..........................      4,265      5,204         (939)
Sales commissions.........................      3,831      3,601          230
Passenger food............................      2,709      2,567          142
Rentals other than aircraft and engines...      2,310      2,460         (150)
Reservation fees and services.............      2,231      2,088          143
Advertising and promotion.................      2,067      1,229          838
Depreciation and amortization.............      2,003      1,714          289
Reservation fees and services.............      1,731      1,694           37
Personnel expenses........................        959        922           37
Interrupted trips.........................        497        388          109
Other.....................................      2,326      3,274         (948)
                                              -------    -------       ------
       Total..............................    $87,461    $82,899       $4,562
                                              =======    =======       ======

Operating expenses totalled $87.5 million in the third quarter of 1995, an increase of $4.6 million or 5.5% over the third quarter of 1994.

Wages and benefits in third quarter 1995 decreased by $688,000 or 2.6% from third quarter 1994. The Company changed its workers' compensation insurance carrier and policy in the third quarter of 1995 which resulted in a $700,000 decrease in workers' compensation premiums and related expenses for the period.

Maintenance materials and repairs period over period increased by $4.3 million or 34.1%. The increase was primarily caused by 1) $2.5 million in additional maintenance costs associated with the use of eight DC-10-10 aircraft in third quarter 1995 versus five DC-

10-10 aircraft and one L-1011 aircraft in third quarter 1994; and 2) $2.3 million in increased engine repairs associated with the Company's DC-9-50 aircraft.

Aircraft fuel, including taxes and oil, increased by $1.5 million or 11.9% in third quarter 1995 over third quarter 1994. Due to increased frequencies quarter over quarter, the Company consumed approximately 3.0 million or 14.0% more gallons of aircraft fuel. Increased fuel usage was offset by a decrease in the average cost per gallon in the third quarter of 1995 versus the third quarter of 1994 by 1.1(cent) or 1.9%. The Company anticipates further increases in its aircraft fuel costs as a 4.3(cents) per gallon surcharge tax will become effective October 1, 1995.

Aircraft rentals decreased by $939,000 or 18.0% in 1995. The decrease was primarily caused by $1.0 million less in DC-9-50 aircraft and engine rents due to such rents being restructured on the Effective Date.

Advertising and promotion increased by $838,000 or 68.2%, a direct result of efforts to increase the Company's exposure in the Interisland and West Coast markets through advertising and telecommunications media.

The decrease in other operating expenses is principally due to the reversal of $1.8 million in preconfirmation contingency accruals initially provided for on the Effective Date.

REORGANIZATION ITEMS
--------------------

Reorganization items of $10.9 million were recorded in the third quarter of 1994 representing reorganization legal and professional fees, certain transactions as contemplated under the Plan and the revaluation of assets and liabilities on the Effective Date.

EXTRAORDINARY ITEM
------------------

An extraordinary item of $190.1 million was recorded in the third quarter of 1994 primarily due to the extinguishment of prepetition liabilities.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On September 14, 1995, the Company held its Annual Shareholders Meeting in Honolulu, Hawaii. The purpose of the annual meeting was as follows: i) to elect five directors; ii) to consider ratification of prior approval of the Company's 1994 Stock Option Plan; iii) to consider approval of Indemnification Agreements and an Indemnification Trust Agreement relating to indemnification of the Company's Directors and certain of its Officers; and iv) to consider approval of an amendment to the Company's Amended Articles of Incorporation increasing the total number of authorized shares of Class A Common Stock that the Company may issue. At the close of business on the record date, July 14, 1995, 5,125,804 shares of the Company's Class A Common Stock were outstanding. Each share of Class A Common Stock entitled the holder thereof to one vote. At the time the Annual Shareholders Meeting convened, the record owners of not less than 3,897,945 shares of Class A Common Stock were present in person or by proxy. Each of the proposals submitted was approved by the Company's shareholders.

          The five directors elected at the meeting to serve for a term ending at the next Annual Shareholders Meeting, currently scheduled for June 6, 1996, or until their successors are duly elected and qualified or until they resign or are removed, were Jeffrey A. Brodsky (3,891,616), Richard L. Humphreys (3,891,135), Samson Po'omaihealani (3,889,960), David B. Urrea (3,889,810) and Samuel A. Woodward (3,891,616), who each received the vote of the number of shares indicated next to their name. The remaining Directors, each of whose terms will expire at next year's annual meeting, are Martin Anderson, Todd G. Cole, Carol
          A. Fukunaga, Clifton Kagawa, Bruce R. Nobles and Einar Olafsson.

          Regarding the proposal to consider ratification of prior approval of the Company's 1994 Stock Option Plan, 2,951,019 votes were cast for, 87,650 votes were cast against, 259,161 votes were abstentions and 600,115 were broker non-votes. Regarding the proposal to consider approval of Indemnification Agreements relating to the indemnification of the Company's Directors and certain of its Officers, 3,518,883 votes were cast for, 104,458 votes were cast against, 274,604 votes were abstentions and there were no broker non-votes. As for the proposal to consider approval of an amendment to the Company's
          Amended Articles of Incorporation increasing the total number of authorized shares of Class A Common Stock that the Company may issue, 3,555,582 votes were cast for, 79,065 votes were cast against, 263,298 votes were abstentions and there were no broker non-votes.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 10  Material Contracts

               (1) Lease Amendment No. 2 dated as of September 29, 1995 to Aircraft Lease Agreement dated as of November 20, 1995, between American Airlines, Inc., lessor, and Hawaiian Airlines, Inc., lessee, for amendment of Lease Agreement filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;

               (2) Lease Supplement No. 1 dated as of July 19, 1995 to Aircraft Lease Agreement dated as of July 5, 1995, between American Airlines, Inc., lessor, and Hawaiian Airlines, Inc., lessee;

               (3) Lease Amendment No. 1 dated as of September 29, 1995 to Aircraft Lease Agreement dated as of July 5, 1995, between American Airlines, Inc., lessor, and Hawaiian Airlines, Inc., lessee, for amendment of Lease Agreement filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;

               (4) Lease Amendment No. 4 dated as of August 22, 1995 to Aircraft Lease Agreement dated as of September 12, 1994, between American Airlines, Inc., lessor, and Hawaiian Airlines, Inc., lessee, for amendment of Lease Agreement filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;

               (5) Lease Amendment No. 5 dated as of October 6, 1995 to Aircraft Lease Agreement dated as of September 12, 1994, between American Airlines, Inc., lessor, and Hawaiian Airlines, Inc., lessee, for amendment of Lease Agreement filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

               Exhibit 27  Financial Data Schedule

          (b)       Reports on Form 8-K

                    (1) Current Report on Form 8-K dated August 22, 1995 (date of event-August 22, 1995) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Proforma Financial Information and Exhibits";

                    (2) Current Report on Form 8-K dated October 4, 1995 (date of event-October 4, 1995) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Proforma Financial Information and Exhibits";

                    (3) Current Report on Form 8-K dated November 6, 1995 (date of event-November 6, 1995) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Proforma Financial Information and Exhibits".

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HAWAIIAN AIRLINES, INC.



November 10, 1995                   By  /s/ C.J. David Davies
                                        _____________________________________
                                        C.J. David Davies
                                        Senior Vice President-Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)