Form 10-K405/A
period 1994-12-31
HAWAIIAN AIRLINES INC/HI
filed 1996-01-16
CIK 46205

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                   AMENDMENT NO. 3


                                     FORM 10-K/A


          (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994


          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


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


          531 Ohohia Street
           Honolulu, Hawaii                                         96819
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code: (808) 835-3700


Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered

     Common Stock                              American Stock Exchange
   ($0.01 par value)                           Pacific Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             (X) Yes    ( ) No


Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 /X/

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                          (X) Yes    ( ) No


As of April 30, 1995, no shares of common stock of the Registrant were outstanding (see Note 1 of Notes to Financial Statements). Accordingly, the aggregate market value of voting stock held by non-affiliates of the Registrant is $0.00.

                               EXPLANATORY NOTE
                               ----------------

     On April 17, 1995, Hawaiian Airlines, Inc. (the "Company") filed its
1994 Form 10-K (the "1994 Form 10-K") with the Securities and Exchange Commission (the "Commission") pursuant to Section 13 of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"). In connection with review of the Company's proxy statement for a Special Meeting of Shareholders to be held on January 30, 1996, the Staff of the Commission requested that the Company clarify the nature of fourth quarter adjustments which cause restatement of previously reported quarterly amounts reported in its Supplemental Financial Information -- Unaudited Quarterly Financial Information on page F-39 of the 1994 Form 10-K. This Amendment No. 3 on Form 10-K/A is being filed solely to clarify the nature of such adjustments on page F-39 of the 1994 Form 10-K. Although the Securities and Exchange Commission rules require the Company to refile the Company's financial statements with this Form 10-K/A, only page F-39 has been changed to provide the disclosure requested by the Staff of the Commission.

                                   SIGNATURES


Pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HAWAIIAN AIRLINES, INC.


January 15, 1996                       By        /s/ C.J. DAVID DAVIES
                                          -------------------------------------
                                                    C.J. David Davies
                                           Senior Vice President-Finance and
                                                 Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)

[KPMG Peat Marwick LLP Letterhead]




                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Hawaiian Airlines, Inc.:

We have audited the accompanying balance sheets of Hawaiian Airlines, Inc. as of December 31, 1994 and 1993, and the related statements of operations, shareholders' equity (deficit) and cash flows for the period September 12, 1994 through December 31, 1994, the period January 1, 1994 through September 11, 1994, and for each of the years in the two-year period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Airlines, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the period September 12, 1994 through December 31, 1994, the period January 1, 1994 through September 11, 1994, and for each of the years in the two-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in notes 1 and 2 to the financial statements, on September 12, 1994, Hawaiian Airlines, Inc. emerged from bankruptcy. The financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects. Furthermore, as discussed in note 4 to the financial statements, the Company changed its method of accounting for income taxes in 1992.

The accompanying financial statements have been prepared assuming that Hawaiian Airlines, Inc. will continue as a going concern. As discussed in note 14 to the financial statements, the Company's recurring losses from operations, deficit working capital and its limited sources of additional liquidity raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     /s/  KPMG Peat Marwick LLP



Honolulu, Hawaii
April 14, 1995

HAWAIIAN AIRLINES, INC.
BALANCE SHEETS (IN THOUSANDS)
DECEMBER 31, 1994 (REORGANIZED COMPANY) AND 1993 (PREDECESSOR)

                                                                                 REORGANIZED COMPANY   PREDECESSOR
                                                                                 --------------------  -----------
                                                                                         1994             1993
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................................       $    3,501        $   4,273
  Accounts receivable, net of allowance for doubtful accounts of $500 in 1994
   and $800 in 1993............................................................           16,275           14,301
  Inventories, net of allowance for obsolescence of $315 in 1994 and $1,212 in
   1993........................................................................            6,234           11,526
  Assets held for sale.........................................................            1,594               --
  Prepaid expenses.............................................................            6,079            3,915
                                                                                      ----------       -----------
        Total current assets...................................................           33,683           34,015
                                                                                      ----------       -----------
PROPERTY AND EQUIPMENT:
  Flight equipment.............................................................           34,702           52,003
  Ground equipment, buildings, and leasehold improvements......................            3,976           11,037
                                                                                      ----------       -----------
        Total..................................................................           38,678           63,040
  Accumulated depreciation and amortization....................................             (922)         (26,482)
                                                                                      ----------       -----------
        Property and equipment, net............................................           37,756           36,558
                                                                                      ----------       -----------
OTHER ASSETS:
  Nonoperating assets, net of accumulated depreciation of $6,828 in 1993.......               --           22,838
  Assets held for sale.........................................................           11,789               --
  Lease security and other deposits............................................              603            5,464
  Long-term prepayments and other..............................................            8,536            6,665
  Reorganization value in excess of amounts allocable to identifiable assets,
   net.........................................................................           70,934               --
                                                                                      ----------       -----------
        Total other assets.....................................................           91,862           34,967
                                                                                      ----------       -----------
        TOTAL ASSETS...........................................................       $  163,301        $ 105,540
                                                                                      ----------       -----------
                                                                                      ----------       -----------

HAWAIIAN AIRLINES, INC.
BALANCE SHEETS, CONTINUED (IN THOUSANDS)
DECEMBER 31, 1994 (REORGANIZED COMPANY)
AND 1993 (PREDECESSOR)

                                                                                 REORGANIZED COMPANY   PREDECESSOR
                                                                                 --------------------  -----------
                                                                                         1994             1993
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term debt............................................       $    6,394        $   2,175
  Current portion of capital lease obligations.................................            2,907               --
  Accounts payable.............................................................           17,529           31,595
  Air traffic liability........................................................           40,382           30,037
  Other accrued liabilities....................................................            4,916            4,832
  Current portion of accrued vacation liability................................            5,040            4,397
  Accrued salaries and wages...................................................            2,342            2,203
                                                                                      ----------       -----------
        Total current liabilities..............................................           79,510           75,239
                                                                                      ----------       -----------
LONG-TERM DEBT.................................................................           14,152            2,615
                                                                                      ----------       -----------
CAPITAL LEASE OBLIGATIONS......................................................           12,764               --
                                                                                      ----------       -----------
OTHER LIABILITIES AND DEFERRED CREDITS:
  Noncurrent portion of accrued vacation liability.............................              485            1,460
  Accumulated pension and other postretirement benefit obligations.............           22,013           23,834
  Other........................................................................              528            1,072
                                                                                      ----------       -----------
        Total other liabilities and deferred credits...........................           23,026           26,366
                                                                                      ----------       -----------
        Total liabilities not subject to compromise............................          129,452          104,220
                                                                                      ----------       -----------
LIABILITIES SUBJECT TO COMPROMISE..............................................               --          205,229
                                                                                      ----------       -----------
REDEEMABLE PREFERRED AND PREFERENCE STOCK SUBJECT TO COMPROMISE................               --            5,973
                                                                                      ----------       -----------
SHAREHOLDERS' EQUITY (DEFICIT):
  Commo stock - $0.01 par value and no par or stated value in 1994 and 1993, respectively; 20,000,000 shares and 16,000,000 shares authorized in 1994 and
   1993, respectively; no shares and 7,136,577 shares issued and outstanding in
   1994 and 1993, respectively.................................................               --           40,504
  Capital in excess of par value...............................................               --           12,479
  Common stock, warrants and options issuable..................................           40,000               --
  Accumulated deficit..........................................................           (6,151)        (262,865)
                                                                                      ----------       -----------
        Shareholders' equity (deficit).........................................           33,849         (209,882)
                                                                                      ----------       -----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 6, 7, 10, 12 AND 13)
SUBSEQUENT EVENTS (NOTES 7, 12, 13 AND 14)
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)...................       $  163,301        $ 105,540
                                                                                      ----------       -----------
                                                                                      ----------       -----------

                See accompanying Notes to Financial Statements.

HAWAIIAN AIRLINES, INC.
STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE PERIOD FROM SEPTEMBER 12, 1994 TO DECEMBER 31, 1994 (REORGANIZED COMPANY), THE PERIOD FROM JANUARY 1, 1994 TO SEPTEMBER 11, 1994 (PREDECESSOR), YEARS ENDED DECEMBER 31, 1993 (PREDECESSOR) AND 1992 (PREDECESSOR)

                                                                REORGANIZED
                                                                  COMPANY                    PREDECESSOR
                                                               --------------------------------------------------
                                                                PERIOD FROM    PERIOD FROM
                                                               SEPTEMBER 12,   JANUARY 1,
                                                                  1994 TO        1994 TO
                                                               DECEMBER 31,   SEPTEMBER 11,
                                                                   1994           1994         1993       1992
-----------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
  Passenger..................................................    $  80,675      $ 199,502    $ 273,386  $ 342,096
  Charter....................................................          536            135        7,169     27,430
  Cargo......................................................        5,300         11,039       15,000     16,866
  Other......................................................        2,646          6,147        8,554      8,684
                                                               -------------  -------------  ---------  ---------
        Total................................................       89,157        216,823      304,109    395,076
                                                               -------------  -------------  ---------  ---------
OPERATING EXPENSES:
  Flying operations..........................................       28,650         71,768      107,959    187,260
  Maintenance................................................       21,547         47,281       65,963     85,187
  Passenger service..........................................       10,647         25,224       33,748     38,941
  Aircraft and traffic servicing.............................       16,720         34,324       44,135     50,102
  Promotion and sales........................................       10,892         28,499       35,563     81,584
  General and administrative.................................        4,696         12,063       21,610     19,377
  Depreciation and amortization..............................        2,273          4,085        5,969      6,965
  Restructuring charges......................................           --             --       14,000     36,701
                                                               -------------  -------------  ---------  ---------
        Total................................................       95,425        223,244      328,947    506,117
                                                               -------------  -------------  ---------  ---------
OPERATING LOSS...............................................       (6,268)        (6,421)     (24,838)  (111,041)
                                                               -------------  -------------  ---------  ---------
NONOPERATING INCOME (EXPENSE):
  Interest and amortization of debt expense..................       (1,286)        (1,150)      (5,066)   (11,885)
  Interest income............................................          318            300          360        668
  Gain on sale of routes.....................................           --             --           --     41,702
  Gain (loss) on disposition of equipment....................          558             45         (659)    (1,075)
  Other, net.................................................          527            502        1,312       (321)
  Reorganization expenses....................................           --        (13,950)     (52,637)        --
                                                               -------------  -------------  ---------  ---------
        Total................................................          117        (14,253)     (56,690)    29,089
                                                               -------------  -------------  ---------  ---------
LOSS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE..............................       (6,151)       (20,674)     (81,528)   (81,952)
Extraordinary gain, net......................................           --        190,063       12,104    108,722
                                                               -------------  -------------  ---------  ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE........................................       (6,151)       169,389      (69,424)    26,770
Cumulative Effect on Prior Year of Change in Accounting for
 Income Taxes................................................           --             --           --      2,192
                                                               -------------  -------------  ---------  ---------
NET INCOME (LOSS)............................................    $  (6,151)     $ 169,389    $ (69,424) $  28,962
                                                               -------------  -------------  ---------  ---------
                                                               -------------  -------------  ---------  ---------
PROFORMA LOSS PER COMMON SHARE (UNAUDITED):
Before extraordinary items and cumulative effect of change in
 accounting principle........................................    $ **(0.65)     $    *N/M    $    *N/M  $    *N/M
Extraordinary gain, net......................................           **           *N/M         *N/M       *N/M
Cumulative effect of change in accounting principle..........           **           *N/M         *N/M       *N/M
                                                               -------------  -------------  ---------  ---------
NET INCOME (LOSS)............................................    $ **(0.65)     $    *N/M    $    *N/M  $    *N/M
                                                               -------------  -------------  ---------  ---------
                                                               -------------  -------------  ---------  ---------
Weighted Average Number of Common Shares Outstanding.........    $ **9,400      $   7,137    $   6,170  $   5,123
                                                               -------------  -------------  ---------  ---------
                                                               -------------  -------------  ---------  ---------

* Not Meaningful - Per share data is not meaningful as the Predecessor has been recapitalized and has adopted fresh start reporting as of September 12, 1994
** Proforma  per share  data has been  calculated assuming  that the Reorganized
   Company will  issue approximately  9.4  million shares  of common  stock

See accompanying Notes to Financial Statements.

HAWAIIAN AIRLINES, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (IN THOUSANDS)
FOR THE PERIOD FROM SEPTEMBER 12, 1994 TO DECEMBER 31, 1994 (REORGANIZED COMPANY), THE PERIOD FROM JANUARY 1, 1994 TO SEPTEMBER 11, 1994 (PREDECESSOR), YEARS ENDED DECEMBER 31, 1993 (PREDECESSOR) AND 1992 (PREDECESSOR)




                                                       Class D                   Capital in       Common
                                                       Junior                    excess of         stock,
                                                     Convertible                 par value,     warrants and
                                                      Preference     Common      including        options       Accumulated
                                                        Stock        Stock       warrants         issuable        deficit
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31,  1991. . . . . . . . . . . .    $ 2,172      $12,395      $      -        $     -         $(221,034)

   Net income . . . . . . . . . . . . . . . . . . .          -            -             -              -            28,962
   Return and cancellation of 600,000 shares of
     Class D Junior Convertible Preference Stock
     and 504,742 shares of common stock from
     NWA, Inc.  . . . . . . . . . . . . . . . . . .     (2,172)      (1,827)          423              -                 -
   Conversion of 487,992 shares of Class A
     Convertible Preferred Stock to 487,992 shares
     of common stock by Pan-Pacific Hoteliers, Inc.          -       19,519             -              -                 -
   Return and cancellation of 479,758 shares of
     common stock as part of the financial
     restructuring. . . . . . . . . . . . . . . . .          -       (4,650)        4,650              -                 -
   Issuance of warrants to purchase common stock. .          -            -         8,000              -                 -
   Issuance of 2,816,659 shares of common stock
     as part of the private placement . . . . . . .          -       10,478          (594)             -                 -
   Issuance of 283,370 shares of common stock to
     the Employee Stock Option Plans. . . . . . . .          -        1,707             -              -                 -
   Accretion in value of Class B Preference Stock .          -            -             -              -              (750)
                                                       -------      -------      --------        -------         ---------

 BALANCE, DECEMBER 31, 1992 . . . . . . . . . . . .          -       37,622        12,479              -          (192,822)

   Net loss . . . . . . . . . . . . . . . . . . . .          -            -             -              -            69,424
   Exercise of warrants for 1,075,268 shares of
     of common stock. . . . . . . . . . . . . . . .          -           11             -              -                 -
   Issuance of 348,038 shares of common stock to
     the Employee Stock Option Plans. . . . . . . .          -        2,871             -              -                 -
   Accretion in value of Class B Preference Stock .          -            -             -              -              (619)
                                                       -------      -------      --------        -------         ---------

 BALANCE, DECEMBER 31, 1993 . . . . . . . . . . . .          -       40,504        12,479              -          (262,865)

   Net income . . . . . . . . . . . . . . . . . . .          -            -             -              -           169,389
   Fresh start adjustments, net . . . . . . . . . .          -      (40,504)      (12,479)        40,000            93,476
                                                       -------      -------      --------        -------         ---------

 BALANCE SEPTEMBER 12, 1994 . . . . . . . . . . . .          -            -             -         40,000                 -

   Net Loss . . . . . . . . . . . . . . . . . . . .          -            -             -              -            (6,151)
                                                       -------      -------      --------        -------         ---------

 BALANCE, DECEMBER 31, 1994 . . . . . . . . . . . .    $     -      $     -      $      -        $40,000         $  (6,151)
                                                       -------      -------      --------        -------         ---------
                                                       -------      -------      --------        -------         ---------



See accompanying Notes to Financial Statements.



HAWAIIAN AIRLINES, INC.
STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE PERIOD FROM SEPTEMBER 12, 1994 TO DECEMBER 31, 1994 (REORGANIZED COMPANY), THE PERIOD FROM JANUARY 1, 1994 TO
SEPTEMBER 11, 1994 (PREDECESSOR), YEARS ENDED DECEMBER 31, 1993 (PREDECESSOR) AND 1992 (PREDECESSOR)


                                         REORGANIZED
                                           COMPANY                     PREDECESSOR
                                        ----------------------------------------------------------------------------------
                                         PERIOD FROM     PERIOD FROM
                                         SEPTEMBER 12,    JANUARY 1,
                                            1994 TO         1994 TO
                                          DECEMBER 31,   SEPTEMBER 11,
                                             1994             1994           1993        1992
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . .    $(6,151)     $ 169,389         $(69,424)   $  28,962
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization. . . .      1,219          4,488            7,001       13,318
    Amortization of reorganization
      value in excess of identifiable
      assets . . . . . . . . . . . . . .      1,090              -                -            -
    Amortization of debt discount. . . .        136              -                -          433
    Cumulative effect of change in
      accounting principle . . . . . . .          -              -                -       (2,192)
    Allowance for doubtful accounts. . .          -            422            4,811        1,615
    Amortization and write-off of
      favorable operating leases . . . .          -              -                -       10,006
    Net periodic postretirement benefit
      cost . . . . . . . . . . . . . . .        903          1,988            2,916        2,327
    Contribution to Employee Stock
      Ownership Plans. . . . . . . . . .          -              -                -        4,973
    Gain on sale of routes . . . . . . .          -              -                -      (41,702)
    (Gain) loss from disposition of
      equipment. . . . . . . . . . . . .       (558)           (45)             659        1,075
    Extraordinary items. . . . . . . . .          -       (190,063)         (12,104)    (108,722)
    (Increase) decrease in accounts
      receivable . . . . . . . . . . . .      3,401         (6,223)              44       (1,579)
    (Increase) decrease in inventories .        220            497             (419)      (2,946)
    (Increase) decrease in prepaid
      expenses . . . . . . . . . . . . .     (2,233)        (1,133)            (406)       2,096
    (Decrease) increase in accounts
      payable. . . . . . . . . . . . . .     (1,966)         5,774          (22,923)      44,667
    (Decrease) increase in air traffic
      liability. . . . . . . . . . . . .       (319)        10,602          (14,319)      (2,348)
    (Decrease) increase in accrued
      liabilities. . . . . . . . . . . .     (1,323)          (734)          66,408       40,216
    Other, net . . . . . . . . . . . . .        316            335             (972)       2,620
                                            -------      ---------         --------    ---------
      Net cash used by operations before
        reorganization expenses. . . . .     (5,265)        (4,703)         (38,728)      (7,181)
    Reorganization expenses. . . . . . .          -         10,799           52,637            -
                                            -------      ---------         --------    ---------

      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES . . . . . .     (5,265)         6,096           13,909       (7,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Return (issuance) of security
    deposits . . . . . . . . . . . . . .      6,979         (3,007)          (3,800)           -
  Deposit received on nonoperating
    assets . . . . . . . . . . . . . . .          -              -                -       25,000
  Additions to property and equipment. .     (3,603)        (3,682)          (7,037)     (15,373)
  Net proceeds from disposition of
    equipment. . . . . . . . . . . . . .        673            817              992          840
                                            -------      ---------         --------    ---------
      NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES . . . . . .      4,049         (5,872)          (9,845)      10,467

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt . . . . . .      5,393              -                -            -
  Repayment of long-term debt. . . . . .     (2,095)          (689)          (1,730)     (20,258)
  Repayment of capital lease
    obligations. . . . . . . . . . . . .     (1,044)        (1,345)               -            -
  Issuance of common stock . . . . . . .          -              -               11       10,478
                                            -------      ---------         --------    ---------

      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES . . . . . .      2,254         (2,034)          (1,719)      (9,780)
                                            -------      ---------         --------    ---------

      NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS . . . . . .      1,038         (1,810)           2,345       (6,494)

Cash and Cash Equivalents - Beginning of
  Year or Period . . . . . . . . . . . .      2,463          4,273            1,928        8,422
                                            -------      ---------         --------    ---------

CASH AND CASH EQUIVALENTS - END OF YEAR
  OR PERIOD. . . . . . . . . . . . . . .    $ 3,501      $   2,463         $  4,273    $   1,928
                                            -------      ---------         --------    ---------
                                            -------      ---------         --------    ---------

                                                                                     (continued)




HAWAIIAN AIRLINES, INC.
STATEMENTS OF CASH FLOWS, CONTINUED (IN THOUSANDS)
FOR THE PERIOD FROM SEPTEMBER 12, 1994 TO DECEMBER 31, 1994 (REORGANIZED COMPANY), THE PERIOD FROM JANUARY 1, 1994 TO
SEPTEMBER 11, 1994 (PREDECESSOR), YEARS ENDED DECEMBER 31, 1993 (PREDECESSOR) AND 1992 (PREDECESSOR)


                                         REORGANIZED
                                           COMPANY                     PREDECESSOR
                                        ----------------------------------------------------------------------------------
                                         PERIOD FROM     PERIOD FROM
                                         SEPTEMBER 12,    JANUARY 1,
                                            1994 TO         1994 TO
                                          DECEMBER 31,   SEPTEMBER 11,
                                             1994             1994           1993        1992
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid  . . . . . . . . . . . .    $   988      $   1,009         $  1,584    $   1,319
  Income taxes paid. . . . . . . . . . .          -              -                -            -
  Reorganization expenses paid . . . . .          -          3,151              535            -

SUPPLEMENTAL SCHEDULE OF NONCASH
  ACTIVITIES:
LIABILITIES SUBJECT TO COMPROMISE:
  Reclassification of long-term debt. . .         -              -            5,537            -
  Reclassification of accounts payable. .         -              -           30,074            -
  Reclassification of air traffic
    liability . . . . . . . . . . . . . .         -              -            3,280            -
  Reclassification of other accrued
    liabilities . . . . . . . . . . . . .         -              -           95,719            -
  Reclassification of sales deposit . . .         -              -           25,000            -
  Reclassification of other liabilities
    and deferred credits. . . . . . . . .         -              -            1,429            -

RECLASSIFICATION OF REDEEMABLE PREFERRED
  AND PREFERENCE STOCK SUBJECT TO
  COMPROMISE. . . . . . . . . . . . . . .         -              -            5,973            -

BANK OF AMERICA, NATIONAL TRUST AND
  SAVINGS DEBT RESTRUCTURING TRANSACTIONS:
  Exercise of warrants for common stock .         -              -            8,000            -
  Cancellation of debt, net of replacement
    debt. . . . . . . . . . . . . . . . .         -              -                -       47,000
  Cancellation of accrued interest
    payable . . . . . . . . . . . . . . .         -              -                -       10,342
  Issuance of new warrant to purchase
    common stock. . . . . . . . . . . . .         -              -                -        8,000
  Cancellation of common stock warrants .         -              -                -        2,900
  Cancellation of Class C Senior Preferred
    Stock . . . . . . . . . . . . . . . .         -              -                -       54,470

NORTHWEST AIRLINES, INC. TRANSACTIONS:
  Surrender of common and Class D Junior
    Convertible Stock . . . . . . . . . .         -              -                -        4,000
  Bilateral prorate agreement recorded as
    air traffic liability . . . . . . . .         -              -                -        3,510
  Honolulu-Fukuoka route transfer to
    Northwest Airlines, Inc:
    Cancellation of note payable. . . . .         -              -                -        7,482
    Cancellation of wet lease obligation.         -              -                -       34,229
  Conversion of Northwest Airlines, Inc.
    accrued interest into debt. . . . . .         -              -                -          236

CANADIAN GOVERNMENT DEBT RESTRUCTURING:
  Transfer of ownership of nonoperating
    assets, net . . . . . . . . . . . . .         -              -                -        9,284
  Cancellation of accrued interest
    payable . . . . . . . . . . . . . . .         -              -                -        2,574
  Cancellation of debt, net of
    replacement debt. . . . . . . . . . .         -              -                -        8,879

OTHER CAPITAL TRANSACTIONS:
  Issuance of 348,038 shares of common
    stock to the Employee Stock Option
    Plans . . . . . . . . . . . . . . . .         -              -           2,871             -
  Return of common stock by shareholders.         -              -               -         4,650
  Class A Convertible Preferred Stock
    converted to common stock . . . . . .         -              -               -        19,520
  Class B Preference Stock accretion. . .         -              -             619           750

                                                                                     (continued)




HAWAIIAN AIRLINES, INC.
STATEMENTS OF CASH FLOWS, CONTINUED (IN THOUSANDS)
FOR THE PERIOD FROM SEPTEMBER 12, 1994 TO DECEMBER 31, 1994 (REORGANIZED COMPANY), THE PERIOD FROM JANUARY 1, 1994 TO
SEPTEMBER 11, 1994 (PREDECESSOR), YEARS ENDED DECEMBER 31, 1993 (PREDECESSOR) AND 1992 (PREDECESSOR)


                                       REORGANIZED
                                         COMPANY                     PREDECESSOR
                                      ----------------------------------------------------------------------------------
                                       PERIOD FROM     PERIOD FROM
                                       SEPTEMBER 12,    JANUARY 1,
                                          1994 TO         1994 TO
                                        DECEMBER 31,   SEPTEMBER 11,
                                           1994             1994           1993        1992
------------------------------------------------------------------------------------------------------------------------
OTHER:
Reclassification of property and
  equipment to nonoperating assets
  at net book value . . . . . . . . . .   $     -      $       -         $    679    $  24,824
Issuance of notes payable to purchase
  property and equipment, net . . . . .         -              -            3,232          350
Property and equipment acquired through
  capital lease obligations . . . . . .     2,003         16,057                -            -
Issuance of air tickets to purchase
  property. . . . . . . . . . . . . . .         -              -                -          325
Conversion of accounts payable to note
  payable . . . . . . . . . . . . . . .         -              -                -        2,700


See accompanying Notes to Financial Statements

HAWAIIAN AIRLINES, INC.

NOTES TO FINANCIAL STATEMENTS

1.   CHAPTER 11 REORGANIZATION

On September 21, 1993 (the "Petition Date"), Hawaiian Airlines together with HAL, INC., Hawaiian Airlines' parent company, and West Maui Airport, Inc., another wholly owned subsidiary of HAL, INC., (collectively the "Debtors" or "Predecessor") commenced reorganization cases by filing voluntary petitions for relief under Chapter 11, Title 11 ("Chapter 11") of the United States (the "U.S.") Code in the U.S. Bankruptcy Court for the District of Hawaii (the "Bankruptcy Court"). Concurrently therewith, the Debtors filed a Consolidated Plan of Reorganization dated September 21, 1993 (as amended on March 5, 1994, May 6, 1994, August 29, 1994, November 2, 1994 and February 16, 1995, the "Plan"). By order dated May 10, 1994, the Debtors received Bankruptcy Court approval of their disclosure statement for soliciting acceptances of the Plan, and commenced solicitation on May 13, 1994. In the balloting completed on June 13, 1994 the class of creditors holding general unsecured claims and the class comprised of holders of Class B Preference Stock interests both failed to approve the Plan. On August 30, 1994, the Bankruptcy Court entered an order confirming the Plan and with the satisfaction of certain conditions, the Plan became effective on September 12, 1994 (the "Effective Date"). Due to the aforementioned voting results on the Plan, on the Effective Date, all of the outstanding equity securities of the Debtors were cancelled, including without limitation, all outstanding common, preferred and preference stock of HAL, INC.

Pursuant to the Plan, on the Effective Date, first West Maui Airport, Inc. and then HAL, INC. were merged with and into Hawaiian Airlines with Hawaiian Airlines (the "Reorganized Company" or the "Company") being the sole surviving corporation. All unsecured creditors with allowed claims (except with respect to certain immaterial claims and claims relating to assumed executory contracts) will receive Reorganized Company common stock in consideration for their allowed claims. Generally, secured creditors amended the terms of their existing indebtedness, but retained a security interest in the collateral that, at the Effective Date, secured their claims.

The Plan contemplated that the Reorganized Company would issue approximately 9,400,000 shares of common stock, $0.01 par value per share, and warrants and options to purchase an additional 1,589,011 shares of such common stock. A portion of the shares to be distributed to general unsecured creditors (currently estimated at 3,212,927 shares) will be held pending resolution of disputed claims. As disputed claims are finally resolved, the creditor holding such claim will receive a distribution of stock. Any shares reserved in excess of the amount distributed to such creditor will be held until all disputed claims have been resolved. Upon resolution of all disputed claims, there will be a final distribution of shares to all general unsecured creditors on a pro rata basis.

Under the Plan, the shares of new common stock were to be distributed by December 12, 1994. By order entered December 15, 1994, the Reorganized Company received approval from the Bankruptcy Court to postpone distribution of the Reorganized Company's new common stock as originally contemplated under the Plan. By order entered March 14, 1995, the Reorganized Company received a second extension from the Bankruptcy Court to postpone the distribution of the Reorganized Company's new common stock. The Reorganized Company now anticipates that its shares of new common stock will be distributed during the second quarter of 1995.

The Reorganized Company postponed the distribution for two reasons. First, the Company had received very few completed Letters of Distribution Request (which all claimants are required to return to the Distribution Agent under the Plan in order to receive their distributions of new common stock) from holders of allowed claims so that very few distributions could be made. Second, the Reorganized Company was concerned that it could have been required to make distributions to claimants who are not citizens of the U.S. that could have resulted in Hawaiian Airlines failing to be a citizen of the U.S. as defined in
Section 40102 of the Transportation Act (49 U.S.C. Section 40102).

In order to hold a Section 401 Certificate which is necessary for Hawaiian Airlines to carry on its business as a provider of interstate and foreign scheduled air transportation, Hawaiian Airlines must be a citizen of the U.S. In order for Hawaiian Airlines to be deemed a citizen of the U.S. for these purposes, the president and at least two-thirds of the board of directors and other managing officers must be citizens of the U.S., and at least 75.0% of the voting interest must be owned and controlled by persons that are citizens of the U.S.

Accordingly, the Reorganized Company has filed with the Bankruptcy Court a motion seeking approval of an amendment to the Plan which the Reorganized Company believes will enable it to satisfy the citizenship test of the Transportation Act and still make all contemplated distributions under the Plan. The amendment would accomplish this by bifurcating the new common stock into two classes, one with limited voting rights ("Class B Common Stock") and the other with full voting rights ("Class A Common Stock"). The Company has asked the holders of the two largest general unsecured claims entitled to receive stock to accept Class B Common Stock for the distribution due them under the Plan. If they agree, then all other claimants entitled to receive distributions in stock under the Plan would receive shares of Class A Common Stock. If they do not agree, then non-U.S. citizens holding general unsecured claims would receive a portion of their distribution in shares of Class A
Common Stock and a portion in shares of Class B Common Stock.   The number of
shares of Class A Common Stock to be distributed to them would be determined to assure that after giving effect to the distributions, non-U.S. citizens would not hold more than 24.0% of the outstanding shares of Class A Common Stock.
The balance of their distribution would be made in shares of Class B Common Stock. All distributions to other claimants entitled to receive distributions in stock under the Plan would be made in shares of Class A Common Stock. The Company believes that the issuance of shares of Class B Common Stock in either of the foregoing manners will enable the Reorganized Company to meet the citizenship test described above.

Because implementation of the proposed amendment requires several Bankruptcy Court hearings and determinations, as well as either an agreement with the holders of the two claims who would agree to receive shares of Class B Common Stock, or, failing such agreement, a solicitation of approval of the claimants classified as non-U.S. citizens, it is impossible to determine when or whether the Reorganized Company will succeed in such implementation. If the Reorganized Company is unsuccessful in implementing the amendment, it may seek Bankruptcy Court approval to make distributions to U.S. citizens and withhold distributions to non-U.S. citizens or it may seek to implement alternative strategies to enable distributions under the Plan. However, if the Reorganized Company is unsuccessful in implementing any of the alternatives, distributions of stock to all claimants may be delayed indefinitely.

The Reorganized Company's new common stock has been approved for listing on the American Stock Exchange and Pacific Stock Exchange. The actual commencement of trading, however, may be delayed depending on the timing of the distribution of stock to general unsecured creditors. Because a significant amount (up to 42.5% of the stock to be distributed to general unsecured creditors) may not be distributed until most disputed claims have been resolved, and because significant amounts of stock may be held in employee stock ownership plans, the trading volume may be limited. By first distribution, the Reorganized Company anticipates that approximately 28.9% of the disputed claims should be resolved.

In connection with the satisfaction of legal requirements for confirmation of the Plan, certain financial projections were furnished to the Bankruptcy Court. The Reorganized Company will not update or comment further on such projections, which were not intended to be, and should not be, relied upon by post-reorganization investors in the Reorganized Company's common stock. As a matter of policy, the Reorganized Company does not intend to publish projections of future financial performance.

2.   FRESH START REPORTING

     The fresh start reporting common equity value of approximately $40.0 million was determined by the Reorganized Company's management and was calculated by employing a methodology based on a multiple of earnings before interest and taxes. Analyses of publicly available information of other companies believed to be comparable to the Reorganized Company were used in determining a multiple which was then applied to financial projections of the Reorganized Company. Management's estimate of common equity value considered a number of factors including relevant industry and economic conditions, expected future performance, and the amount of available cash and current market conditions, and may not necessarily be indicative of the value at which the Reorganized Company's common shares may trade. Under fresh start reporting, the reorganization value of the entity has been allocated to the Reorganized Company's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Reorganized Company has been reflected as "Reorganization value in excess of amounts allocable to identifiable assets" in the accompanying balance sheets.

The effects of the Plan and fresh start reporting in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (the "SOP") 90-7, "Financial Reporting by Entities in
Reorganization Under the Bankruptcy Code" on the Reorganized Company's balance sheet as of the Effective Date are as follows, in thousands:



                                                                                                     REORGANIZED
                                             PREDECESSOR                                               COMPANY'S
                                            BALANCE SHEET                         FRESH START       BALANCE SHEET
                                            SEPTEMBER 11,     DEBT DISCHARGE      ADJUSTMENTS       SEPTEMBER 11,
                                                1994                (a)               (b)                1994
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . .        $     2,463        $       -          $       -          $   2,463
  Accounts receivable, net  . . . . .             20,052                -               (376)            19,676
  Inventories, net  . . . . . . . . .             10,714                -             (4,260)             6,454
  Assets held for sale  . . . . . . .                  -                -              1,594              1,594
  Prepaid expenses and other  . . . .              5,048            (549)               (653)             3,846
                                             -----------        ---------          ---------          ---------
    Total current assets  . . . . . .             38,277            (549)             (3,695)            34,033

Property and equipment, net . . . . .             48,516                -            (15,204)            33,312
Nonoperating assets . . . . . . . . .             25,818         (20,968)             (4,850)                 -
Assets held for sale  . . . . . . . .                  -                -             11,925             11,925
Reorganization value in excess of
 amounts allocable to identifiable
 assets . . . . . . . . . . . . . . .                  -                -             72,024             72,024
Other assets  . . . . . . . . . . . .             15,172            (882)              1,627             15,917
                                             -----------        ---------          ---------          ---------
      TOTAL ASSETS  . . . . . . . . .        $   127,783        $(22,399)          $  61,827          $ 167,211
                                             -----------        ---------          ---------          ---------
                                             -----------        ---------          ---------          ---------


                                                                                                     REORGANIZED
                                             PREDECESSOR                                               COMPANY'S
                                            BALANCE SHEET                         FRESH START       BALANCE SHEET
                                            SEPTEMBER 11,     DEBT DISCHARGE      ADJUSTMENTS       SEPTEMBER 11,
                                                1994                (a)               (b)                1994
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term debt . .     $      1,416      $       4,418       $     (145)       $   5,689
  Current portion of capital lease
    obligations . . . . . . . . . . . .            2,121                  -                -            2,121
  Accounts payable  . . . . . . . . . .           34,787            (14,789)            (504)          19,494
  Accrued liabilities . . . . . . . . .           12,774               (129)             439           13,084
  Air traffic liability . . . . . . . .           40,639                  -               61           40,700
                                            ------------      -------------       ----------        ---------
    Total current liabilities . . . . .           91,737            (10,500)            (149)          81,088

Long-term debt  . . . . . . . . . . . .            2,684              8,737                -           11,421
Capital lease obligations . . . . . . .           12,591                  -                -           12,591
Other liabilities and deferred
  credits . . . . . . . . . . . . . . .           31,789                  -           (9,678)          22,111
                                            ------------      -------------       ----------        ---------
    Total liabilities not subject to
      compromise  . . . . . . . . . . .          138,801             (1,763)          (9,827)         127,211
                                            ------------      -------------       ----------        ---------

Total liabilities subject to
  compromise  . . . . . . . . . . . . .          204,726           (204,726)               -                -
                                            ------------      -------------       ----------        ---------
      TOTAL LIABILITIES . . . . . . . .          343,527           (206,489)          (9,827)         127,211
                                            ------------      -------------       ----------        ---------

REDEEMABLE PREFERRED AND PREFERENCE
 STOCK SUBJECT TO COMPROMISE  . . . . .            5,973             (5,973)               -                -

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock  . . . . . . . . . . . .           40,504                  -          (40,504)               -
  Capital in excess of par value  . . .           12,479                  -          (12,479)               -
  Common stock, warrants and options
    issuable  . . . . . . . . . . . . .                -                  -           40,000           40,000
  Accumulated deficit . . . . . . . . .         (274,700)           190,063           84,637                -
                                            ------------      -------------       ----------        ---------

    SHAREHOLDERS' EQUITY (DEFICIT). . .         (221,717)           190,063           71,654           40,000
                                            ------------      -------------       ----------        ---------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY (DEFICIT) .    $    127,783      $     (22,399)      $   61,827        $ 167,211
                                            ------------      -------------       ----------        ---------
                                            ------------      -------------       ----------        ---------


(a) To record the discharge or reclassification of obligations pursuant to the Plan. Substantially all of these obligations are only entitled to receive such distributions of cash and common stock as provided under the Plan. Portions of these obligations were restructured and will continue, as restructured, to be liabilities of the Reorganized Company.

(b) To record adjustments to reflect assets and liabilities at estimated fair value (including the establishment of Reorganization value in excess of amounts allocable to identifiable assets), the establishment of the Reorganized
     Company's equity value of $40.0 million and the cancellation of the Predecessor's equity.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements included herein have been prepared in accordance with SOP 90-7 which was adopted by the Company effective September 22, 1993.

For periods during the Chapter 11 proceeding, prepetition liabilities which were unsecured or estimated to be unsecured are classified as "Liabilities Subject to Compromise." The accrual of interest on such liabilities was discontinued for the period from September 22, 1993 to the Effective Date of the Plan.

For accounting purposes, the Effective Date of the Plan and inception date for the Reorganized Company is deemed to be September 12, 1994. Under fresh start reporting, the reorganization value of the entity has been allocated to the Reorganized Company's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Company has been reflected as "Reorganization value in excess of amounts allocable to identifiable assets" in the accompanying balance sheets.

Because of the application of fresh start reporting, the financial statements for periods after reorganization are not comparable to the financial statements for periods prior to the reorganization.

CASH AND CASH EQUIVALENTS

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Short-term cash investments at December 31, 1994 and 1993 were valued at cost and amounted to $2.6 and $3.0 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of short- and long-term debt is based on rates negotiated with prepetition creditors and approximates carrying value. Letters of credit had a fair value of approximately $2.1 million. The fair values of the letters of credit were based on the face value of the underlying instruments. See Note 7.

INVENTORIES

Inventories consisting of flight equipment expendable parts and supplies are stated at average cost, less an allowance for obsolescence.

ASSETS HELD FOR SALE

Assets held for sale consisting of expendable inventory parts and rotable flight equipment are stated at the lower of average cost or net realizable value. As of December 31, 1994 and 1993, the Company had approximately $13.4 million and $1.6 million, respectively, of expendable inventory parts and rotable flight equipment held for sale internally or on a consignment basis with a third party. In 1993, Assets held for sale were presented as a part of Inventories and Nonoperating assets.

PROPERTY AND EQUIPMENT

Owned property and equipment are stated at cost. Costs of major improvements are capitalized. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

  Flight equipment  . . . . . . . . . .  12-15 years, 15% residual value
  Ground equipment  . . . . . . . . . .  5-15 years
  Airport terminal facility . . . . . .  30 years
  Buildings . . . . . . . . . . . . . .  15-20 years
  Leasehold improvements  . . . . . . .  Shorter of lease term or useful life


Maintenance and repairs are charged to operations as incurred, except that 1) costs of overhauling engines are charged to operations in the year the engines are removed for overhaul and 2) scheduled heavy airframe overhauls on DC-9-50 aircraft are recorded under the deferral method whereby the cost of overhaul is capitalized and amortized over the shorter of the period benefitted or the lease term. Additionally, provision is made for the estimated cost of scheduled heavy airframe overhauls required to be performed on leased DC-9-50 aircraft prior to their return to lessors.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over 20.0 years. Accumulated amortization at December 31, 1994 totalled approximately $1.1 million. The Company will continue to assess and evaluate whether the remaining useful life of the asset requires revision or, through the use of estimated future undiscounted cash flows over the remaining life of the asset, whether the remaining balance of the asset may not be recoverable.

OTHER ASSETS

Material preoperating costs associated with the introduction of new flight equipment are amortized on a straight-line basis over the shorter of the lease period or five years.

ACCRUED VACATION LIABILITY

Accrued vacation in excess of the amount expected to be taken by employees during the following year are classified as a noncurrent liability.

FREQUENT FLYER AWARDS

A liability for frequent flyer awards is recognized on the incremental cost basis in the period during which passengers have accumulated sufficient mileage for award redemption. Incremental costs primarily include fuel and catering.

PASSENGER  REVENUES

Passenger fares are recorded as operating revenues when the transportation is provided. The value of unused passenger tickets is included as air traffic liability.

INCOME (LOSS) PER SHARE

Income (loss) per share is based on the weighted average number of common stock shares and common stock equivalents outstanding during each year.

NEW ACCOUNTING PRONOUNCEMENT

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This Statement is effective for years beginning after December 15, 1995 and applies to long-lived assets and certain identifiable intangible assets whether held and used or to be disposed of, and goodwill.

The Statement requires that a review be made of long-lived assets and certain identifiable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future cash flows expected to result from use of the asset (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized. Such impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. In instances where goodwill is identified with assets that are subject to an impairment loss, such goodwill should be allocated to the assets tested for recoverability on a pro rata basis using the relative fair values of the assets acquired in the transaction generating the goodwill.

The Statement also requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the asset carrying amount or fair value, less cost to sell.

The Company plans to adopt the Statement in 1996.  Restatement of previously
issued financial statements is not permitted.   The Company has not estimated
the impact that adoption of the Statement is expected to have on its financial statements.

4.     CHANGE IN ACCOUNTING METHODS

Effective January 1, 1992, the Predecessor elected early adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The deferred tax liability recognized at January 1, 1992, as calculated under SFAS No. 96, reflected the alternative minimum tax created by the limitation on the Predecessor's net operating loss carryforwards. The provisions of SFAS No. 109 minimized the effect of alternative minimum tax on the measurement of the gross deferred tax liability. Accordingly, the implementation of SFAS No. 109 eliminated the Predecessor's deferred tax liability existing as of January 1, 1992.

The effect of the change in method of accounting for income taxes on net income before cumulative effect of change in accounting principle for the year ended December 31, 1992 was insignificant. The cumulative effect of the change in method of accounting for income taxes on prior years was approximately $2.2 million.

5.     FLIGHT EQUIPMENT

All of the Company's aircraft are leased except for one DC-9-50. The composition of the Company's aircraft fleet is as follows:


                                 Reorganized
                                   Company                Predecessor
                              -------------------------------------------
                               December 31, 1994       December 31, 1993
                              -------------------------------------------
           Aircraft Type       Leased      Owned       Leased      Owned
           --------------------------------------------------------------
           DC-10-10                 7          -                       -
           L-1011-1                 -          -            1          -
           L-1011-50                -          -            6          -
           DC-9-50                 12          1            8          1
           DHC-7                    -          -            4          -
                               ------      -----       ------      -----
           Total                   19          1           19          1
                               ------      -----       ------      -----
                               ------      -----       ------      -----


During 1994, the Reorganized Company completed its transition from L-1011 aircraft to DC-10-10 aircraft and ceased its DHC-7 operations in April 1994.

6.   LEASES

AIRCRAFT LEASES

Six DC-10-10 aircraft are leased under operating leases which expire in year 2001. A seventh DC-10-10 is leased under a short term operating lease which expires in 1995. Seven and five DC-9-50 aircraft and related flight equipment are leased under operating and capital leases, respectively, for various periods ranging through the year 2004.

Most of the aircraft under operating leases include renewal options and fair market value purchase options at the end of the lease period.

OTHER LEASES

The Company leases office space for its headquarters, airport facilities, ticket offices and certain ground equipment in varying terms to 2008.

GENERAL

Rent expense for aircraft, office space, real property and other equipment during 1994, 1993 and 1992 was $33.6, $36.6 million and $105.3 million
(including $47.6 million in 1992 related to the Northwest wet lease agreement, see Note 17), respectively, net of sublease rental income from operating leases of $368,000, $48,000 and $276,000, respectively.

Scheduled future minimum lease commitments under operating and capital leases for the Reorganized Company as of December 31, 1994, in thousands, are as follows:


                                                Operating       Capital
                                                  Leases        Leases
      ------------------------------------------------------------------
      1995 . . . . . . . . . . . . . . . . . .  $   17,296    $    4,210
      1996 . . . . . . . . . . . . . . . . . .      17,165         3,715
      1997 . . . . . . . . . . . . . . . . . .      16,164         3,643
      1998 . . . . . . . . . . . . . . . . . .      15,551         3,281
      1999 . . . . . . . . . . . . . . . . . .      15,030         3,281
      Thereafter . . . . . . . . . . . . . . .      30,928         1,501
                                                   -------        ------
        Total minimum lease payments . . . . .  $  112,134        19,631
                                                   -------
                                                   -------

        Less amount representing interest. . .                     3,960
                                                                  ------

        Present value of obligations under
        capital leases . . . . . . . . . . . .                    15,671

        Less current portion of capital
        lease obligations. . . . . . . . . . .                     2,907
                                                                  ------

        Capital lease obligations, excluding
        current portion  . . . . . . . . . . .                $   12,764
                                                                  ------
                                                                  ------


In addition to scheduled future minimum lease payments, the Company is required to prepay for monthly DC-10-10 maintenance services in accordance with the American Airlines, Inc.-Registered- ("American") Long-Term Agreements, as hereafter defined. The payments are based on estimated flight hours for the month. For the period from September 12, 1994 to December 31, 1994, the Company incurred $8.9 million in maintenance expenses under the Long-Term Agreements.

As discussed in Notes 12, 13 and 14, prior to April 1995, the Company failed to make certain payments due American under its lease arrangements. An amendment to the long-term Aircraft Lease Agreement providing for the deferral of payment of any remaining delinquent amounts owed by the Company over scheduled dates throughout 1995 became effective April 13, 1995.

The net book value of property held under capital leases as of December 31, 1994 totalled $17.3 million.

7.   DEBT

At December 31, 1994, the Company's long-term debt, including obligations under capital leases, consists of the following, in thousands:


                                                  Reorganized
                                                    Company       Predecessor
                                                 -----------------------------
                                                      1994            1993
  ----------------------------------------------------------------------------
  Secured obligations due 1996-1999  . . . .     $     13,537     $    4,790

  Tax obligations due 1995-2000  . . . . . .              668              -

  Unsecured obligations due 1996-1997  . . .            6,341              -

  Obligations under capital leases due
   1995-2000 . . . . . . . . . . . . . . . .            15,671             -
                                                 -------------    ----------
                                                        36,217         4,790

  Current portion  . . . . . . . . . . . . .            (9,301)       (2,175)
                                                 -------------    ----------
     Long-term debt and obligations under
        capital leases, excluding current
        portion  . . . . . . . . . . . . . .     $      26,916    $    2,615
                                                 -------------    ----------
                                                 -------------    ----------


Secured obligations due 1996-1999 are as follows:

* A note payable executed in 1994 in settlement of $6.0 million of administrative claims related to unpaid prepetition L-1011 and DC-9-50 aircraft rents. The note is due in 1999, bears interest at 8.0% per annum and is payable in monthly installments of principal and interest of $121,658. At December 31, 1994, $5.8 million is outstanding;

* A secured note payable executed in 1992 pursuant to a settlement agreement with the Government of Canada related to two DHC-7 aircraft and related flight equipment. The note is due in 1996 and is payable in installments of $50,000 per month. As the note bears no interest, interest has been imputed as of the Effective Date at 10.0% per annum. As of December 31, 1994 and 1993, $1.0 million and $1.8 million were outstanding, respectively;

* A secured note executed in 1993 for the purchase of a DC-9-50 aircraft from a lessor. The mortgage note is due in 1999 and is payable in monthly installments of principal and interest of $59,876. Interest accrues at 10.315% per annum. At December 31, 1994 and 1993, $2.6 million and $3.0 million were outstanding, respectively;

* On the Effective Date, credit facility borrowings were made by the Reorganized Company under a financing arrangement with CIT Group/Credit Finance, Inc. ("CIT"). The financing arrangement was approved by the Bankruptcy Court on July 27, 1994 and consists of a credit facility of up to $8.15 million consisting of a secured revolving credit facility including up to $3.0 million of letters of credit (the "Financing"). On the

     Effective Date of the Plan, $2.0 million of the revolving credit facility and $3.0 million of letters of credit were funded to the Reorganized Company. Borrowings under the revolving credit facility have been recorded net of discount representing the estimated fair value of issued warrants as discussed in Note 11. The Financing has a term of two years and bears interest at the rate of prime plus 2.5% (11.0% at December 31, 1994). Available credit is subject to reduction determined by recalculation of the borrowing base and repayments arising from disposition of collateral. At December 31, 1994, $4.1 million and $2.1 million of borrowings and letters of credit, respectively, were outstanding. The Financing contains certain restrictive covenants one of which requires a minimum net worth. Effective April 13, 1995, the minimum required net worth covenant was reduced from $28.0 million to $20.0 million. See Note 14.

Estimated tax obligations due 1995-2000 represent allowed priority tax claims for various taxing jurisdictions, which in accordance with the provisions of the Plan, bear interest at 7.0% per annum and are payable in twenty-four quarterly installments commencing on the first through sixth anniversaries of the Effective Date.

Unsecured notes payable due 1996-1997 are as follows:

* A note executed in 1994 in settlement of $4.7 million of administrative claims related to unpaid postpetition L-1011 aircraft rents. The note is due in 1996, bears interest at prime plus 3.0% (11.5% at December 31, 1994) and is payable in monthly installments of principal and interest of $194,010. At December 31, 1994, $3.9 million was outstanding;

* A note executed in 1994 in settlement of $2.8 million of administrative claims related to unpaid prepetition airport use and occupancy fees to the State of Hawaii. The note is due in 1997 and is payable in monthly installments of $100,000. The note bears no interest; however, interest has been imputed at 10.0% per annum. As of December 31, 1994, $2.2 million was outstanding;

* A note executed in 1994 in settlement of $276,000 of administrative claims related to unpaid L-1011 aircraft rents. The note is due in 1996 and is payable in monthly principal installments of $11,518. At December 31, 1994, $254,000 remained outstanding. Interest accrues at prime plus 3.0% per annum (11.5% at December 31, 1994).

Obligations under capital leases represent the present value of aggregate future minimum lease payments discounted using interest rates ranging from 8.5% to 9.0%.

The following table represents a summary of the Reorganized Company's assets as of December 31, 1994 which are pledged as security for the indicated obligations as of December 31, 1994:


                               Net Book Value of                                      Balance of Obligation
     Asset/Nature of             Security as of                                               as of
        Security               December 31, 1994                Creditor                December 31, 1994
   --------------------------------------------------------------------------------------------------------------
   Security interst in            $6.0 million                GPA Group PLC           $5.8 million note due
   certain DC-9 rotable                                            and                1999
   parts                                                      AEROUSA, INC.

   Security interest in           $2.0 million                  Canadian              $1.0 million note due
   certain ground and                                          Government             1996
   flight equipment,
   $15.0 million
   stipulated judgment to
   be filed upon default
   of payments due

   Mortgage interest in           $3.7 million                 GATX Capital           $2.6 million mortgage
   DC-9-50 aircraft                                            Corporation            note due 1999

   First priority security        Unspecified                CIT Group/Credit         $4.1 million revolving
   interest in                                                Finance, Inc.           credit facility obligation
   substantially all                                                                  due 1996, $2.1 million
   assets, with certain                                                               letters of credit
   limited exceptions
   including prior liens
   contemplated by the
   Plan, $2.0 million
   letters of credit (See
   Note 11)



8.   REORGANIZATION AND NONRECURRING OPERATING ITEMS

The following reorganization and other items associated with the bankruptcy proceeding were incurred by the Predecessor during the period from January 1, 1994 to September 11, 1994, in thousands:


       Reorganization Items:
         Professional fees . . . . . . . . . . . . . . .     $   5,744
         Employee share of common stock distribution . .         7,568
         Other . . . . . . . . . . . . . . . . . . . . .           268
       Revaluation of assets and liabilities . . . . . .           370
                                                             ---------
                                                             $  13,950
                                                             ---------
                                                             ---------

During 1993, the Predecessor returned or terminated the respective leases under five of its DC-9-50 aircraft. As a result, the Company provided for $14.0 million in anticipated aircraft rental and return costs. In accordance with SOP 90-7, following the Petition Date, the Predecessor classified reorganization and other costs associated with the bankruptcy proceeding as nonoperating reorganization expenses. The balance for the period from September 22, 1993 through December 31, 1993 includes the following, in thousands:

     Provisions for claims related to rejection of L-1011
        and DHC-7 aircraft leases  . . . . . . . . . . . . .      $   51,456
     Provisions for claims related to various contract
        disputes, litigation and other matters . . . . . . .             346
     Professional fees and expenses related to
        reorganization proceedings . . . . . . . . . . . . .             835
                                                                  ----------
                                                                  $   52,627
                                                                  ----------
                                                                  ----------

Charter revenues in 1993 include $3.9 million received from the Military Airlift Command in May 1993 following a settlement with the Debtors on its claim for additional compensation for charter operations during Operations Desert Shield and Desert Storm in 1991 and 1990.

As part of the Predecessor's restructuring of its operations in the last quarter of 1992, the Predecessor provided for approximately $23.0 million in anticipated aircraft rental and return costs for its six DC-8 aircraft, $5.6 million for the write-down to net realizable value of DC-8 aircraft improvements and deferred charges and approximately $650,000 in severance cost related to scheduled personnel reductions. In addition, approximately $7.5 million of favorable operating leases were completely written down to reflect the changes in the economic value of the restructured lease terms.

9.   INCOME TAXES

In 1992, the Financial Accounting Standards Board issued SFAS No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Predecessor adopted SFAS No. 109 as of January 1, 1992. The cumulative effect of this change in accounting for income taxes of $2.2 million was determined as of January 1, 1992 and is reported separately in the statement of operations for the year ended December 31, 1992.

As a result of net operating losses in the current year and net operating losses carried forward from prior years, the Company and the Predecessor were not required to provide for federal and state income taxes for 1994 and 1993.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below, in thousands:

                                                      Reorganized
                                                        Company        Predecessor
                                                     ------------------------------
                                                          1994             1993
     ------------------------------------------------------------------------------
     Deferred tax assets:
       Accounts receivable, principally due to
          allowance for doubtful accounts . . . . .      $     198      $     319
       Accured pension and post-retirement
          benefits  . . . . . . . . . . . . . . . .         10,448         10,796
       Accrued vacation . . . . . . . . . . . . . .          1,644          1,861
       Net operating loss carryforwards . . . . . .         34,181         24,585
       Investment tax credit carryforwards. . . . .          2,569          2,569
       Airframe return provision  . . . . . . . . .             76         37,184
       Other  . . . . . . . . . . . . . . . . . . .          3,813          1,403
                                                         ---------      ---------

           Total gross deferred tax assets  . . . .         52,929         78,717

           Less valuation allowance . . . . . . . .        (47,086)       (66,407)
                                                         ---------      ---------

           Net deferred tax assets  . . . . . . . .          5,843         12,310
                                                         ---------      ---------

     Deferred tax liabilities:
       Plant and equipment, principally due to
          differences in depreciation . . . . . . .         (5,843)       (12,220)
       Other  . . . . . . . . . . . . . . . . . . .              -            (90)
                                                         ---------      ---------

           Total gross deferred tax liability . . .         (5,843)       (12,310)
                                                         ---------      ---------

           Net deferred tax liability . . . . . . .      $       -      $       -
                                                         ---------      ---------
                                                         ---------      ---------


The valuation allowance for deferred tax assets as of December 31, 1993 was $66.4 million. The net change in the total valuation allowance for the year ended December 31, 1994 was a decrease of $19.3 million.

As a result of the November 1992 debt restructuring and recapitalization transaction, an ownership change of the Company occurred which resulted in a limitation on the use of its net operating loss (and tax credit) carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code. Consequently, the Company's ability to utilize net operating loss and tax credit carryforwards that arose prior to that ownership change is limited to $2.8 million annually ("Section 382 limitation"). Any part of the Section 382 limitation that is not utilized in a given year may be carried forward to the next year and combined with that year's originating Section 382 limitation of $2.8 million. Net operating loss carryforwards generated after the ownership change resulting from the November 1992 restructuring, are not subject to the
Section 382 limitation, but were affected by the Company's Chapter 11 reorganization, as discussed below. After taking into account the reductions in net operating loss carryforwards resulting from the November 1992 debt restructuring and recapitalization transaction, as of December 31, 1994 the Company has approximately $44.8 million of net operating loss (and equivalent tax credit) carryforwards attributable to the period prior to the November 1992 restructuring ("pre-November 1992 NOLs") that are subject to the Section 382 limitation.

The financial reorganization of the Company in 1994 resulted in the cancellation of substantial debts of the Company. Such cancellation of indebtedness can result in taxable income under the Internal Revenue Code equal to the excess of the amount of debt canceled over the cash and fair market value of property (including new stock of the Company) paid to the creditors. However, the Internal Revenue Code provides that the cancellation of indebtedness does not give rise to taxable income if the cancellation was pursuant to a plan approved by the court in a bankruptcy case. Moreover, under the judicial "stock-for-debt exception," as modified by Section 108 of the Internal Revenue Code, the Company will not be required to reduce its net operating loss and tax credit carryforwards as a result of the issuance of the Company's new stock to creditors in connection with the Company's reorganization, except as discussed below.

The Chapter 11 reorganization of the Company resulted in another "ownership change" of the Company under Section 382 of the Internal Revenue Code. Ordinarily, an ownership change would result in a significant limitation on the Company's ability to utilize its net operating loss carryforwards following the ownership change. However, pursuant to the so-called "Section 382(l)(5) bankruptcy exception," provided the Company's reorganization resulted in the ownership of 50.0% or more of the Company's stock by "qualifying creditors" and pre-change stockholders, the general limitations imposed by Section 382 will not apply, but the Company's net operating loss carryforwards will be reduced by (i) certain interest paid or accrued on indebtedness converted into stock pursuant to the Plan and (ii) 50.0% of the excess of the amount of debt canceled (other than debt incurred for interest described in (i)) over the value of the Company's stock issued in exchange for the canceled debt.

If the Section 382(l)(5) bankruptcy exception applies and the Company undergoes another ownership change within two years after the ownership change resulting from its Chapter 11 reorganization, the Company would not be entitled to use any net operating loss and tax credit carryforwards that accrued prior to such subsequent ownership change to offset taxable income earned following such ownership change. In addition, the Section 382(l)(5) bankruptcy exception will not affect the limitations imposed on the Company's pre-November 1992 NOLs, and therefore such pre-November 1992 NOLs will remain subject to the $2.8 million Section 382 limitation.

If the Company determines that the net operating loss reduction rules mandated by the Section 382(l)(5) bankruptcy exception would seriously reduce the amount of the Company's net operating loss carryforwards, or if there is a significant possibility that the Company will undergo another ownership change within the two-year period following the ownership change resulting from its Chapter 11 reorganization, the Company may elect to be subject to the annual limitation rules under Section 382(l)(6) of the Internal Revenue Code (the "Section 382(l)(6) election"). Under this provision, the Company's ability to
utilize   net operating loss and equivalent tax credit carryforwards in the future will generally will be subject to an annual limitation (the "Section 382(l)(6) limitation") determined by multiplying the applicable long term tax-exempt rate of 6.05% as of September 1994, by the lower of (1) the value of the Company's assets immediately before the ownership change, determined without regard to liabilities; or (2) the aggregate new stock value immediately after the ownership change. If the Section 382(l)(6) election is made, the Company's net operating loss and credit carryforwards will not be subject to the reductions mandated by the Section 382(l)(5) bankruptcy exception, nor will there be a complete prohibition on the use of net operating loss and credit carryforwards if the Company undergoes another ownership change within the two-year period described above. Moreover, if the Section 382(l)(6) election is made and the Section 382(l)(6) limitation is greater than the $2.8 million Section 382 limitation discussed above, the $2.8 million Section 382 limitation will continue to apply to the pre-November 1992 NOLs.

After giving consideration to the provisions of Section 382(l)(5), the Company has post-November 1992 net operating loss and equivalent investment tax credit carryforwards of $49.1 million. Such amounts are in addition to the pre-November 1992 NOLs, and if the Company decides not to make the Section 382(l)(6) election, such amounts would not be subject to limitation under
Section 382 until the occurrence of another ownership change. The Company's net operating loss and credit carryforwards will expire in 2006 at the earliest.

While it is anticipated that the Section 382(l)(5) bankruptcy exception would be most advantageous, the Company has until September 15, 1995 to decide on whether or not to make the Section 382(l)(6) election.

If the Company, in future tax periods, were to recognize tax benefits attributable to tax attributes of the Predecessor (such as net operating loss and other carryforwards), any such benefit would first be applied to reduce the balance of Reorganization value in excess of amounts allocable to identifiable assets.

10.  BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

The Company has several pension plans covering substantially all of its employees hired prior to September 1, 1992. Pilots and ground personnel are covered under three defined benefit plans which provide benefits based primarily on years of service and employee compensation near retirement. The International Association of Machinists ("IAM") defined benefit pension plan was frozen effective October 1, 1993 upon ratification of the new IAM collective bargaining unit agreement. The salaried employee defined benefit pension plan was also frozen effective October 1, 1993. Funding for the ground personnel plans is based on minimum Employee Retirement Income Security Act requirements. Pension cost for the Air Line Pilots Association ("ALPA") plan is funded on a current basis based on the amortization of prior service cost over 20 years. Plan assets consist primarily of common stocks, government securities, insurance contract deposits and cash management funds.

The following table summarizes the funded status of the defined benefit plans as of December 31, 1994 and 1993, in thousands:

                                                      Reorganized
                                                        Company        Predecessor
                                                     -------------------------------
                                                          1994             1993
     -------------------------------------------------------------------------------
     Fair value of plan assets . . . . . . . . .     $   122,625        $  130,257
                                                     -----------        ----------
     Accumulated benefit obligation:
        Vested . . . . . . . . . . . . . . . . .        (108,119)         (114,290)
        Nonvested  . . . . . . . . . . . . . . .          (7,991)          (10,588)
                                                     -----------        ----------
                                                        (116,110)         (124,878)

     Additional benefits based on future
        salary levels  . . . . . . . . . . . . .         (10,244)           (6,956)
                                                     -----------        ----------
     Projected benefit obligation  . . . . . . .        (126,354)         (131,834)
                                                     -----------        ----------
     Projected benefit obligation in excess of
        plan assets  . . . . . . . . . . . . . .          (3,729)           (1,577)
     Unrecognized prior service cost . . . . . .               -             3,275
     Unrecognized actuarial net (gain) loss  . .           5,956            (6,114)
     Unrecognized net transition obligation  . .               -               144
                                                     -----------        ----------
     Prepaid (accrued) pension cost  . . . . . .     $     2,227        $   (4,272)
                                                     -----------        ----------
                                                     -----------        ----------

The projected benefit obligation was determined using an assumed weighted-average discount rate of 8.25% and 7.25% for 1994 and 1993, respectively. At December 31, 1994, the assumed weighted-average rate of compensation increase was 4.50% for pilots and 0.00% for ground personnel. The assumed weighted-average rate of compensation increase was 4.25% in 1993. The assumed weighted-average expected long-term rate of return on plan assets was 9.0% for 1994 and 1993.

In the third quarter of 1994, ALPA further ratified certain funding assumption changes to their defined benefit pension plan which resulted in decreased required cash contributions to the plan. The changes were ratified by ALPA in exchange for 1) an additional allowed general unsecured claim under the Predecessor's Chapter 11 process; 2) payment by the Reorganized Company of the pilots' pension plan investment and advisory fees and administrative expenses in 1994 and 1995, with payments being limited to $100,000 in 1994; 3) if applicable, future payment directly by the Reorganized Company for retirement benefits accrued in excess of statutory compensation limits; and 4) forgiveness of certain immaterial fees due from ALPA.

Subsequent to December 31, 1994, in the first quarter of 1995, an early out retirement program has been offered by the Company to qualified participants of the IAM and salaried defined benefit plans. As of the date of this report, the Company is not able to determine the dollar adjustment required to its defined benefit and postretirement obligations as a result of this program.

The net periodic pension cost for defined benefit plans in 1994 included the following components, in thousands:


                                             Reorganized       Predecessor
                                               Company
                                          ----------------------------------------
                                             Period from
                                            September 12,    Period from January
                                               1994 to           1, 1994 to
                                             December 31,       September 11,
                                                1994                1994
     -----------------------------------------------------------------------------
     Service cost-benefits earned
       during the period  . . . . . . . .    $     818         $    2,326
     Interest cost on projected
       benefit obligation . . . . . . . .        2,831              6,828
     Actual return on plan assets . . . .        3,109             (2,244)
     Net amortization and deferral. . . .       (6,366)            (5,515)
     Fresh start adjustment . . . . . . .            -             (8,284)
                                             ---------         ----------
     Net periodic pension (gain) cost . .    $     392         $   (6,889)
                                             ---------         ----------
                                             ---------         ----------


The net periodic pension cost in 1994 was determined using an assumed weighted-average discount rate of 8.25% and 7.25% for the period from September 12, 1994 to December 31, 1994 and the period from January 1, 1994 to September 11, 1994, respectively.

Fresh start adjustment of $8.3 million represents the net effect of fresh start accounting, as applied by the Company in accordance with SOP 90-7, on the pension benefit obligation as of September 12, 1994.

Net pension cost for defined benefit plans in 1993 and 1992 included the following components, in thousands:

                                                     Predecessor
                                         ---------------------------------
                                               1993              1992
    -----------------------------------------------------------------------
    Service cost-benefits earned
      during the year . . . . . . . .     $    5,740         $    6,043
    Interest cost on projected
      benefit obligation  . . . . . .          9,919              9,592
    Actual return on plan assets  . .        (11,455)            (7,983)
    Net amortization and deferral . .            645             (2,126)
    Curtailment gain  . . . . . . . .        (12,104)                 -
                                          ----------         ----------
    Net periodic pension (gain) cost.     $   (7,255)        $    5,526
                                          ----------         ----------
                                          ----------         ----------


The net periodic pension cost in 1993 and 1992 was determined using an assumed weighted-average discount rate of 7.25% and 8.0%, respectively.

Curtailment gain of $12.1 million representing the actuarial equivalent of the reduction in the net accrued pension benefit obligation as of September 30, 1993 is reflected in the accompanying financial statements as an extraordinary item. The gain results from the cessation of future pay and credited service increases due to the aforementioned freezing of the IAM and salaried employee defined benefit pension plans as of October 1, 1993.

POSTRETIREMENT PLANS

In addition to providing pension benefits, the Company sponsors two defined benefit postretirement plans. Employees in the Company's non-pilot group are eligible for certain medical benefits under one plan if they meet certain age and service requirements at the time of retirement. Employees in the Company's pilot group are eligible for certain medical and life insurance benefits under another plan if they become disabled or reach normal retirement age while working for the Company. The Company continues to fund the cost of medical and life insurance benefits in the year incurred.

The postretirement benefit plans' combined benefit obligations as of December 31, 1994 and 1993 are as follows, in thousands:


                                                        Reorganized
                                                          Company       Predecessor
                                                       -----------------------------
                                                           1994             1993
    --------------------------------------------------------------------------------
    Accumulated postretirement benefit obligation:
      Retirees and dependents . . . . . . . . . . .    $  (5,278)      $  (4,504)
      Fully eligible active plan participants . . .         (346)           (267)
      Other active plan participants  . . . . . . .      (16,391)        (14,273)
                                                       ---------       ---------

    Unfunded accumulated postretirement benefit
      obligation  . . . . . . . . . . . . . . . . .      (22,015)        (19,044)
    Unrecognized net (gain) loss  . . . . . . . . .            2          (2,744)
    Unrecognized prior service cost . . . . . . . .            -            (711)
                                                       ---------       ---------

    Accrued postretirement benefit cost . . . . . .    $ (22,013)      $ (22,499)
                                                       ---------       ---------
                                                       ---------       ---------


The accumulated postretirement benefit obligation was determined using an assumed weighted-average discount rate of 8.25% and 7.25% for 1994 and 1993, respectively.

Net periodic postretirement benefit cost in 1994 included the following components, in thousands:


                                             Reorganized       Predecessor
                                               Company
                                          ----------------------------------------
                                             Period from     Period from January
                                            September 12,        1, 1994 to
                                           1994 to December     September 11,
                                               31, 1994             1994
     -----------------------------------------------------------------------------
     Service cost-benefits attributed to
       service during the period . . . . .   $    444            $    1,074
     Interest cost on accumulated
       postretirement benefit
       obligation  . . . . . . . . . . . .        459                   986
     Net amortization and deferral . . . .          -                   (72)
                                             --------            ----------
     Net periodic postretirement
        benefit cost . . . . . . . . . . .   $    903            $    1,988
                                             --------            ----------
                                             --------            ----------

A weighted average discount rate of 8.25% and 7.25% was used for the period from September 12, 1994 to December 31, 1994 and the period from January 1, 1994 to September 11, 1994, respectively.

For measurement purposes, a graded rate ranging from an initial rate of 15.0% to a termination rate of 6.0% was used in the per capita cost of covered medical benefits for the period from September 12, 1994 to December 31, 1994.
A graded rate ranging from an initial rate of 14.0% to a termination rate of 5.0% was used in the per capita cost of covered medical benefits for the period from January 1, 1994 to September 11, 1994. The medical cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed medical cost trend rates by 1.0% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, 1993 and 1992 by $3.7 million, $3.5 million and $2.9 million, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $584,000, $593,000 and $495,000, respectively.


Net periodic postretirement benefit cost in 1993 and 1992 included the following components, in thousands:

                                                     Predecessor
                                         ---------------------------------
                                               1993              1992
    -----------------------------------------------------------------------
    Service cost-benefits attributed
      to service . . . . . . . . . . .    $    1,480         $    1,281
    Interest cost on accumulated
      postretirement benefit
      obligation . . . . . . . . . . .         1,479              1,157
    Net amortization and deferral  . .           (43)              (111)
                                          ----------         ----------
    Net periodic postretirement
      benefit cost . . . . . . . . . .    $    2,916         $    2,327
                                          ----------         ----------
                                          ----------         ----------


A weighted average discount rate of 7.25% and 8.0% was used as of December 31, 1993 and 1992, respectively.

A graded rate ranging from an initial rate of 14.0% to a termination rate of 5.0% was used in the per capita cost of covered medical benefits as of December 31, 1993. A graded rate ranging from an initial rate of 15.0% to a termination rate of 6.0% was used in the per capita cost of covered medical benefits as of December 31, 1992.

OTHER

During September 1990, the Predecessor agreed to establish Employee Stock Option Plans (the "ESOPs") as a part of the renegotiation of labor contracts covering the pilots, flight attendants and other union represented employees. In exchange for work rule changes and 10.0% wage rate reductions for the two-year period commencing September 1, 1990, the Predecessor contributed 20.0% of its common stock on a fully diluted basis to the tax-qualified ESOPs. The final increment of 220,931 shares was contributed on January 2, 1992 and recorded as a $1.3 million charge to compensation expense in 1992.

In 1992, the Predecessor agreed to contribute 425,000 shares of common stock to the pilots 401(k) plan in exchange for revisions to work rules, shared health care costs and a change in the interest rate assumption used for funding the pilot's retirement plan. The Predecessor accrued an obligation of approximately $3.5 million in 1992 based on the market price of the Predecessor's common stock at the date of commitment. On August 12, 1993, 348,038 of such shares were issued.

In 1993 the Company entered into new collective bargaining agreements with the IAM, ALPA, Association of Flight Attendants ("AFA") and Transport Workers Union ("TWU") and made certain changes to the compensation and benefits of salaried employees. The new agreements and the changes for the salaried employees are for a duration of three-and-a-half years. These new agreements contemplated that the employees would have claims relating to these concessions which would be satisfied through the issuance of the new common stock of the Reorganized Company. See Note 1.

The Company also has separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots' plan. However, the Company made contributions of 5.0% in 1994, 7.0% in 1993 and 6.25% in 1992, of defined compensation pursuant to the terms of the flight attendants' plan. Effective January 1, 1994, the Company is required to contribute an additional 2.0% to participants in the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totalled approximately $889,000, $868,000 and $832,000 in 1994, 1993 and 1992,
respectively. Effective September 1, 1993, in conjunction with the modifications to IAM and salaried employees benefits, the Company was required to contribute 2.0% of eligible earnings to the 401(k) plan for IAM and salaried personnel. Effective September 1, 1994, the Company is required to contribute 4.0% of eligible earnings to the IAM and salaried personnel plan.
Contributions from the Company are required only for those employees who were participants in the plan as of September 1, 1993. Contributions to the IAM and salaried 401(k) plan totalled $1.1 million and $288,000 in 1994 and 1993, respectively.

11.  COMMON STOCK WARRANTS, RIGHTS AND OPTIONS

In conjunction with obtaining the Financing, $2.0 million of letters of credit were provided by certain third parties as additional security for performance of the Reorganized Company's obligations under the Financing. One such letter of credit in the amount of $1.0 million is guaranteed by a Director of the Reorganized Company. The persons providing the letters of credit received a subordinated security interest in the assets securing the Financing and received warrants to purchase 989,011 shares of the Reorganized Company's common stock. The warrants have a five-year term, expiring September 12, 1999, and are exercisable at a price equal to $2.73 per common share, subject to adjustment pursuant to anti-dilution provisions.

On December 1, 1994 the Board of Directors of the Company authorized adoption of a shareholder rights plan pursuant to which there will be attached to each share of common stock of the Reorganized Company one preferred stock purchase right (a "Right"). The rights plan provides that in the event any person becomes the beneficial owner of 10.0% or more of the outstanding common shares, each Right (other than a Right held by the 10.0% shareholder) will be exercisable, on and after the close of business on the tenth business day following such event, to purchase Hawaiian Airlines preferred stock having a market value equal to two times the then current exercise price (initially
$8.00).   The rights plan further provides that if, on or after the occurrence of such event, the Company is merged into any other corporation or 50.0% or more of the Company's assets or earning power are sold, each right (other than a Right held by the 10.0% shareholder) will be exercisable to purchase common shares of the acquiring corporation having a market value equal to $16.00. The Rights expire on December 1, 2004 (unless previously triggered) and are subject to redemption by the Company at $0.01 per Right at any time prior to the first date upon which they become exercisable.

Pursuant to the terms of the Plan, 600,000 shares of the Reorganized Company's new common stock have been reserved for issuance under a 1994 Stock Option Plan. The 1994 Stock Option Plan provides for issuance of options to officers and key employees of the Reorganized Company, with the terms of such options
and the recipients of such options to be determined by a committee.   In
February 1995, the Compensation Committee of the Board of Directors approved a form of nonqualified stock option agreement and granted options under such agreements covering substantially all of the 600,000 reserved shares. The grant of such options is subject to approval of the 1994 Stock Option Plan by shareholders of the Reorganized Company.

12.  TRANSACTIONS WITH AMERICAN AND CERTAIN OF ITS AFFILIATES

On November 8, 1993, the Predecessor entered into a letter of intent as amended from time to time with AMR Training & Consulting Group, Inc. ("AMRCG"), an affiliate of American. As contemplated by the Letter, Hawaiian Airlines, Inc. entered into a variety of agreements with AMRCG's affiliates (collectively, the "Interim Agreements") for certain services, including data processing, licensing of reservations system, leasing of DC-10-10 aircraft, maintenance services on such DC-10-10 aircraft and participation in the AAdvantage-Registered Trademark- frequent flyer program. Pursuant to its participation in the program, members who are redeeming mileage to fly to Hawaii or among the islands may fly on Hawaiian Airlines (subject to space limitations) with American paying Hawaiian Airlines an agreed fee for transporting such passengers. In addition, passengers flying on Hawaiian Airlines can earn AAdvantage-Registered Trademark- miles.

On September 12, 1994, long-term agreements with American and certain of its affiliates (the "Long-Term Agreements") were entered into pursuant to the confirmation of the Plan, and superseded the Interim Agreements. Services provided under the Long-Term Agreements are substantially identical to those services specified in the Interim Agreements and include the lease of six DC-10-10 aircraft from American. In November 1994, an additional DC-10-10 aircraft was leased by American to the Company on a a short-term basis, which lease has been extended until April 30, 1995. At December 31, 1994, the obligations of the Company under the Long-Term Agreements were secured by a $2.0 million letter of credit issued under the Company's working capital line of credit.
See Note 7.

On October 31, 1994, the Company failed to timely make certain payments due to American pursuant to the long-term Aircraft Lease Agreement entered into on the Effective Date. American sent the Company notice of the failure to make rent and prepaid maintenance payments, but did not declare the Aircraft Lease Agreement in default or exercise any of the remedies, which include, but are not limited to, termination of the lease, repossession of aircraft and engines, recovery of damages and drawings under the letters of credit, available to it. The Company subsequently made the rent and prepaid maintenance payments due American on November 4 and November 15, 1994, respectively. In December 1994 and

January, February and March 1995 the Company again failed to timely make certain full payments due pursuant to the long-term Aircraft Lease Agreement. Again, while American sent the Company notice of the failure to make such full rent and prepaid maintenance payments, American did not declare the Aircraft Lease Agreement in default or exercise any of the remedies available to it.

Certain additional payments were subsequently made by the Company to American and effective April 13, 1995, the Company and American executed an amendment to the long-term Aircraft Lease Agreement providing for the deferral of payment of approximately $11.1 million of delinquent lease rents and maintenance payments. The amendment provides that the Company is to remit periodic payments (generally on a weekly basis) to American commencing March 31, 1995 and ending December 22, 1995, in amounts ranging from approximately $25,000 to $950,000, including interest at 10.0% per annum, plus payments for the basic rent of aircraft. Maintenance payments will also be payable weekly, but in the same aggregate amounts as set forth in the original terms of the long-term Aircraft Lease Agreement. Thereafter, commencing January 5, 1996, the Company is required to pay, weekly in advance, the basic rent payments owed for the aircraft and maintenance payments in respect of the aircraft.

13.  COMMITMENTS AND CONTINGENT LIABILITIES

LITIGATION

The Reorganized Company is a party to a number of legal proceedings, substantially all of which were filed prior to the Petition Date. The Chapter 11 filing resulted in the imposition of an automatic stay against the commencement or continuation of any judicial, administrative or other action or proceeding against the Reorganized Company that was or could have been commenced before the Petition Date. The outcomes of these proceedings cannot be predicted with certainty. However, adverse outcomes in any of the legal proceedings filed prior to the Chapter 11 filing and any resultant allowed claim will share pro rata with other unsecured creditors in common stock of the Reorganized Company.

Claims have been, or may be, asserted against the Reorganized Company for alleged administrative claims on or before the Effective Date of the Plan. Management believes that the Reorganized Company has established adequate reserves for these claims.

The Reorganized Company is a party to various other claims and legal actions which are incidental to the conduct of its business. In the opinion of management, after consultation with legal counsel, the Reorganized Company believes that the ultimate disposition of these matters will not have a material adverse effect on the Reorganized Company's operations or financial condition.

OTHER CARRIER SETTLEMENT

In the first quarter of 1995, the Company reached agreement with one of its creditors for settlement of approximately $2.0 million in liabilities owed.
The creditor will receive 1) $300,000 of the Reorganized Company's new common stock shares and 2) $1.7 million to be paid in specified installments over 20.0 months. The $2.0 million in liabilities are included in air traffic liability as of December 31, 1994.

AIRCRAFT MAINTENANCE

Maintenance on the Company's DC-10-10 aircraft fleet is being performed by American in accordance with FAA regulations and Hawaiian Airlines' approved maintenance program. The Company is required to prepay for such maintenance services on a monthly basis in accordance with the Long-Term Agreements. Prior to April 1995, the Company was delinquent in making certain payments due American under its lease arrangements. See Notes 6, 12 and 14.

Hawaiian Airlines anticipates that in the period 1995 through 1999, eight of its thirteen DC-9-50 aircraft will require a heavy airframe overhaul check (the "D Check"). The D Check for a DC-9-50 requires more than 10,000 man-hours of maintenance work and includes stripping the airframe, extensively testing the airframe structure and a large number of parts and components, and reassembling the overhauled airframe with new or rebuilt components. The Company anticipates each D Check to cost approximately $900,000.

As a result of certain incidents in 1989 and 1988 involving structural damage to aircraft in flight operated by carriers other than the Company, the Federal Aviation Administration (the "FAA") is requiring or is expected to require structural modifications and the replacement of certain parts, as well as the implementation of additional maintenance programs or changes to current programs, with respect to various types of aircraft over a certain age. These requirements vary, depending on the type of aircraft covered. Based on information currently available, the Company estimates that the total cost of complying with the aging aircraft requirements over the 1995 through 1999 period will approximate $300,000 per DC-9-50 aircraft.

In addition, the Company expects to incur approximately $100,000 per DC-9-50 aircraft per year, for maintenance required under a corrosion prevention and control program. This program is anticipated to continue indefinitely in the future.

During the period from 1995 through 1999, the Company anticipates implementing its supplemental inspection document program for certain of its DC-9-50 aircraft which is estimated to range up to $50,000 per aircraft.

The estimated future cost of complying with FAA regulations as discussed in the preceding paragraphs will be in addition to the costs of the Company's current DC-9-50 fleet maintenance programs.

LOS ANGELES AIRPORT OPERATING TERMINAL

On December 1, 1985, the Company entered into an Interline Agreement with other airlines for, among other things, the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport ("Facilities"). Current tenants and participating members of LAX Two Corporation (the "Corporation"), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totalled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under a lease agreement. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental. All leases of the Corporation are accounted for as operating leases with related future commitments as of December 31, 1994 amounting to approximately $208.1 million. Rent expense relating to these operating leases totalled $4.4 million, $3.6 million and $4.2 million in 1994, 1993 and 1992, respectively.

Member airlines pay the expenses associated with the Facilities on a prorata share basis calculated primarily upon their respective numbers of passengers utilizing the Facilities. The Company accounts for its obligation under this agreement as an operating lease and incurred $737,000, $672,000 and $557,000 of rent in 1994, 1993 and 1992, respectively.

FREQUENT FLYER PROGRAM

The Company's Gold Plus frequent flyer program offers a variety of awards based on accumulated mileage. The Company recognizes a liability in the period in which members have accumulated sufficient mileage points to allow for award redemption. The incremental cost method is used, computed primarily on the basis of fuel and catering costs, exclusive of any overhead or profit margin. Non-travel awards are valued at the incremental cost of tickets exchanged for such awards.

As of December 31, 1994 and 1993, Gold Plus members had accumulated approximately 3.0 and 3.1 billion miles, respectively, representing liabilities totalling approximately $489,000 and $450,000 at the end of each year, respectively. The Company's accruals assume full redemption of mileage points. During the years ended December 31, 1994, 1993 and 1992, 636.0 million, 493.0 million and 264.0 million award miles were redeemed, respectively.

The Company believes that the usage of free travel awards will not result in the displacement of revenue customers and, therefore, such usage will not materially affect the Company's liquidity or operating results. The use of free travel awards is subject to effective capacity control/yield management programs maintained by the Company to limit the possibility of displacing revenue passengers. Usage of Gold Plus travel redemption accounted for approximately 2.7%, 2.1% and 1.2% of Interisland traffic and an insignificant percentage of Transpacific and South Pacific traffic in 1994, 1993 and 1992, respectively.

14.  FINANCIAL CONDITION AND LIQUIDITY

On the Effective Date, the Company recognized an extraordinary gain of $190.1 million representing the relief of approximately $204.7 million in prepetition liabilities net of offsets and certain prepetition liabilities which survived. However, as of December 31, 1994, the Reorganized Company had a net working capital deficit of $45.8 million. The net working capital deficit as of December 31, 1994 represents a $4.6 million increase from the net working capital deficit of $41.2 million at December 31, 1993. The deterioration in the Company's working capital position at December 31, 1994 from that at December 31, 1993 is due to a combination of the following:

* In relation to current assets, increases in accounts receivable, assets held for sale, and prepaid expenses of $2.0 million, $1.6 million and $2.2 million, respectively, being offset by decreases in cash and cash equivalents of $800,000 and inventories of$5.3 million;

* In relation to current liabilities, increases in current portion of long-term debt, current portion of capital lease obligations, air traffic liability and accrued liabilities of $4.2 million, $2.9 million, $10.3 million and $1.0 million, respectively, reduced by decreases in accounts payable of $14.1 million.

As discussed in Note 7, on the Effective Date, credit facility borrowings were made by the Reorganized Company under the Financing. As of the date of this report, the amount of the facility had been effectively reduced to approximately $5.5 million, which amount was approximately fully drawn in the form of $3.4 million in borrowings and $2.1 million in letters of credit.

In order to increase liquidity, the Company has also engaged in a series of promotional ticket sales activities. As of the date of this report, another such promotional activity is in progress. Such promotional activities increase liquidity, but also increase air traffic liability which could affect revenues and liquidity in future periods. Liquidity was further enhanced when 1) in December 1994, $3.0 million of letters of credit issued under the CIT Financing and held by the Airline Reporting Corporation were supplanted with a letter of credit of $100,000, effectively increasing the availability of the revolving credit facility under the Financing and 2) in March 1995, $3.6 million in fuel facility notes receivable held by the Company were collected with $1.5 million of the proceeds reducing borrowings under the Financing and $2.1 million reverting back to the Company.

Notwithstanding the above, since the Effective Date, the Company has continued to experience liquidity shortfalls. As discussed in Notes 6, 12 and 13, prior to April 1995, the Company failed to timely make certain payments due American under the long-term Aircraft Lease Agreement with the Company and American executing an amendment to the long-term Aircraft Lease Agreement, effective April 13, 1995, providing for the deferral of payment of the delinquent lease rents and maintenance payments.

The Company currently does not have access to other unutilized credit facilities and, since there are no remaining unencumbered assets, its access to additional sources of liquidity remains limited. The Company is seeking other possible sources of external financing, but unless it is successful there may continue to be liquidity shortfalls in the future.

The financial statements at December 31, 1994, have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As discussed herein, the Company has continued to experience net and operating losses post Effective Date. Furthermore, there can be no assurance that the Company will succeed in solving its liquidity problems or that the Company will have sufficient cash resources to support its continued operations. Because of the Company's liquidity shortfall, an adverse change in events and circumstances outside the control of management could result in the Company being unable to meet its financial obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary as a result of the outcome of the uncertainties discussed herein. Management recognizes that the continuation of the Company as a going concern is dependent upon a return to profitable, positive cash flow operations and the generation of adequate funds to meet its ongoing obligations.

15.  CONCENTRATION OF BUSINESS RISK

The Company's scheduled service operations are primarily focused on providing air transportation service to, from, or throughout the Hawaiian Islands. Therefore, the Company's operations, including its ability to collect its outstanding receivables, are significantly affected by economic conditions in the State of Hawaii and by other factors affecting the level of tourism in Hawaii.

The Company's Interisland, Transpacific and South Pacific scheduled service is marketed through a number of wholesalers and tour operators. No wholesaler or tour operator accounted for more than 10.0% of total passenger revenues in 1994 or 1992. In 1993, one wholesaler accounted for approximately 11.0% of total passenger revenues.
The wholesaler primarily purchased tickets in the Interisland and Transpacific markets with total purchases in 1993 aggregating approximately $31.0 million.

16.  RELATED PARTY TRANSACTIONS

NWA, INC. ("NWA") AND NORTHWEST AIRLINES, INC. ("NORTHWEST")

The Predecessor incurred certain operating revenues and expenses in 1992 in relation to certain operating and marketing agreements with NWA and Northwest. Both NWA and Northwest ceased being related parties in 1992. Refer to Note 17.

JAPAN AIRLINES CO., LTD. ("JAL")

Pursuant to a Space Block Agreement, the Predecessor provided JAL with blocks of seats on certain of its flights from Honolulu to Kahului, Maui and certain ground handling services. The Predecessor earned $970,000 and $4.5 million in revenue under this arrangement during 1993 and 1992, respectively. Ground handling charges related to those segments under the Space Block Agreement totalled an additional $267,000 during 1992. The Space Block Agreement was terminated in 1993.

OTHER

The Company incurred $276,000, $583,000 and $1.5 million in legal fees from one of its outside legal counsel in 1994, 1993 and 1992, respectively. One of the directors of the Company, Mr. Martin Anderson, is a partner in this law firm. As of December 31, 1994, $7,500 of fees were outstanding.

17.  1992 FINANCIAL RESTRUCTURING AND RECAPITALIZATION PLAN

The Predecessor implemented a complex and comprehensive financial and operating restructuring in November 1992 (the "1992 Restructuring"). Most of the components of the restructuring were consummated at the same time, and contingent upon each other. The principal components of this restructuring were as follows:

TRANSACTIONS WITH THE BANK OF AMERICA, NATIONAL TRUST AND SAVINGS (THE "BANK")

An extraordinary gain of $106.6 million was recognized in 1992 when pursuant to an agreement with the Debtors in November 1992, the Bank cancelled indebtedness of approximately $80.0 million and surrendered for cancellation its warrant to purchase approximately 8.0% of the Predecessor's common stock on a fully diluted basis and all of the outstanding shares of the Predecessor's Class C Senior Preferred Stock ("Class C Stock"), which had a liquidation preference of approximately $55.0 million and certain rights to mandatory redemption.

The Debtors transferred to the Bank 1) approximately $18.6 million of cash proceeds received from the condemnation of the West Maui Airport; 2) approximately $200,000 in payment for the Bank's attorneys' fees and for accrued and future letter of credit fees related to $3.0 million in letters of credit issued for the Debtors' benefit; 3) a warrant to purchase 1,075,268 shares of the common stock of the Predecessor representing approximately 13.1% of the common stock of the Predecessor following closing, exercisable at a price of $0.01 per share at any time through November 9, 2002; and 4) an unsecured subordinated promissory note payable in the principal amount of approximately $3.4 million. The $3.0 million in letters of credit were secured by most of the mortgages and security interests that had previously secured the Debtors' indebtedness to the Bank. The outstanding letters of credit and mortgages and security interests securing such were cancelled on the Effective Date.

NWA AND NORTHWEST TRANSACTIONS

In 1992, the Predecessor completed a series of transactions with Northwest and its parent NWA involving the sale of its Honolulu, Hawaii-Fukuoka Route (the "Fukuoka Route") in exchange for 1) the forgiveness of $7.5 million in loans plus related accrued interest and $34.2 million in outstanding net wet lease obligations resulting in a nonoperating gain of approximately $41.7 million, 2) the return and cancellation of its shares of common and Class D Junior Convertible Preference Stock ("Class D Stock"), and NWA's option to purchase up to 49.0% of the Predecessor's common stock on a fully diluted basis; 3) the extension through 1995 of certain marketing and operational agreements relating to fuel purchase, engine overhaul and repair and flight simulator training and ground handling and 4) new ten-year agreements for code sharing and proration of fares designed to save Northwest up to $500,000 per year off of the Debtors' standard prorated fares on Interisland flights, assuming Northwest provided certain volumes of feeder traffic. The Debtors' performance obligations under these ten-year agreements were secured by 100,000 Interisland ticket coupons and were to be used by Northwest had the Debtors materially defaulted under the agreements. The ten-year agreements were rejected on the Effective Date and the 100,000 Interisland ticket coupons subsequently returned to the Reorganized Company.

The Predecessor incurred approximately $63.3 million and $135.7 million in operating revenues and expenses, respectively, in 1992 related to the operation of the Fukuoka Route and the marketing and operational agreements with Northwest and NWA.

CANCELLATION OF CERTAIN SHARES OF STOCK

In addition to the shares of common, Class C and Class D Stock surrendered for cancellation by NWA and the Bank, J. Thomas Talbot and Peter V. Ueberroth, two former directors of the Predecessor, surrendered a total of 479,758 common stock shares for cancellation. Messrs. Talbot's and Ueberroth's voting rights with respect to an additional 1,006,994 shares of the Predecessor's common stock were also terminated. Prior to the restructuring, Messrs. Talbot and Ueberroth held voting control of approximately 36.2% of the outstanding voting securities of the Predecessor.

Pan Pacific Hoteliers, Inc. ("PPH"), a subsidiary of JAL, converted its 487,992 shares of Class A Convertible Preferred Stock ("Class A stock") into 487,992 shares of common stock, thereby relieving the Predecessor from a mandatory redemption obligation commencing in December 1998 that would have aggregated approximately $19.5 million. PPH was also granted the right to "put" its 487,992 shares of common stock to the Company for $10.0 million if a "Control Change" (sale of the Predecessor to certain U.S. air carriers) occurred on or prior to the first anniversary of the restructuring or for $5.0 million if the Control Change occurred after the first anniversary and on or before the fifth anniversary of the 1992 Restructuring. PPH's Common Stock interests in the Predecessor along with any remaining Class A Stock were cancelled on the Effective Date.

PRIVATE PLACEMENT

As part of the 1992 Restructuring, the Debtors also closed a private placement of 2,816,659 shares of HAL, Inc. common stock at a purchase price of $3.72 per share for total proceeds of approximately $10.5 million.

AMENDMENTS TO UNION AGREEMENTS

In 1992, the Predecessor received ratification agreements with three of its unions to assist in lowering expenses and increasing productivity. Included in these agreements were (1) revised work rules; (2) sharing of health care costs; and (3) a change in the interest rate assumption used for funding the pilots' retirement plan in exchange for 425,000 shares of the Predecessor's common stock.

SALE OF WEST MAUI AIRPORT

In October 1992, the State of Hawaii filed an action to condemn the West Maui Airport (the "Airport") pursuant to a prior agreement with the Debtors. The Airport was owned by the Debtors and located on land leased from a third party. By an agreement between the State of Hawaii, the Debtors and the third party, the State agreed to pay $18.6 million to the Debtors and $6.4 million to the third party. The net proceeds were utilized to repurchase the Debtors's indebtedness to the Bank as part of the 1992 Restructuring. The Debtors discontinued operations to the Airport on April 18, 1994 with title of the Airport transferring to the State of Hawaii on the Effective Date.

HAWAIIAN AIRLINES, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
UNAUDITED QUARTERLY FINANCIAL INFORMATION
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                 Predecessor                    Reorganized Company
                                                    --------------------------------------     -------------------------
                                                      First       Second                                        Fourth
                                                     Quarter      Quarter            (a)            (b)         Quarter
------------------------------------------------------------------------------------------------------------------------
1994:
  Operating revenues:
     As previously reported . . . . . . . . . . .   $ 70,395     $  71,933        $ 72,877     $  13,171
     Adjustment to passenger revenues . . . . . .        582           582             454             -
                                                    --------     ---------        --------     ---------
     As adjusted  . . . . . . . . . . . . . . . .     70,977        72,515          73,331        13,171       $  75,986
                                                    --------     ---------        --------     ---------       ---------
                                                    --------     ---------        --------     ---------       ---------

  Operating income (loss):
     As previously reported . . . . . . . . . . .     (7,643)       (7,645)          5,973        (2,714)
     Adjustment to passenger revenues . . . . . .        582           582             454             -
     Adjustment to wages and benefits . . . . . .        605           380             291          (400)
                                                    --------     ---------        --------     ---------
       As adjusted  . . . . . . . . . . . . . . .     (6,456)       (6,683)          6,718        (3,114)       $ (3,154)
                                                    --------     ---------        --------     ---------       ---------
                                                    --------     ---------        --------     ---------       ---------

  Loss before extraordinary items and
  cumulative effect of change in accounting
  principle:
     As previously reported . . . . . . . . . . .     (8,538)       (9,727)        (17,816)       (2,779)
     Adjustment to operating income (loss)  . . .      1,187           962             745          (400)
     Adjustment to interest expense   . . . . . .          -             -              (3)            -
     Adjustment to reorganization expenses  . . .          -             -          12,516             -
                                                     --------     ---------        --------     ---------
    As adjusted  . . . . . . . . . . . . . . . .     (7,351)       (8,765)         (4,558)       (3,179)       $ (2,972)
                                                    --------     ---------        --------     ---------       ---------
                                                    --------     ---------        --------     ---------       ---------

  Net income (loss):
     As previously reported . . . . . . . . . . .     (8,538)       (9,727)        170,448        (2,779)
     Adjustment to operating income (loss)  . . .      1,187           962             745          (400)
     Adjustment to nonoperating expenses  . . . .          -             -          12,513             -
     Adjustment to extraordinary item   . . . . .          -             -           1,799             -
                                                    --------     ---------        --------     ---------
       As adjusted  . . . . . . . . . . . . . . .     (7,351)       (8,765)        185,505        (3,179)       $ (2,972)
                                                    --------     ---------        --------     ---------       ---------
                                                    --------     ---------        --------     ---------       ---------

  Proforma loss per share:**
     As previously reported . . . . . . . . . . .       *N/M          *N/M            *N/M       **(0.30)
     Adjustments  . . . . . . . . . . . . . . . .       *N/M          *N/M            *N/M       **(0.04)
                                                    --------     ---------        --------     ---------
       As adjusted  . . . . . . . . . . . . . . .   $   *N/M     $    *N/M        $   *N/M     $ **(0.34)       $**(0.31)
                                                    --------     ---------        --------     ---------       ---------
                                                    --------     ---------        --------     ---------       ---------

1993:
  Operating revenues  . . . . . . . . . . . . . .   $ 73,918     $  67,512        $ 86,412                      $ 76,267
  Operating loss  . . . . . . . . . . . . . . . .     (4,074)      (22,904)          3,052                          (912)
  Loss before income taxes  . . . . . . . . . . .     (5,246)      (24,386)          1,262                       (53,159)
  Net loss  . . . . . . . . . . . . . . . . . . .     (5,246)      (24,386)         13,367                       (53,159)
  Loss per share  . . . . . . . . . . . . . . . .       *N/M         * N/M            *N/M                         * N/M

The results for the fourth quarter of 1993 include $52.6 million of expenses related to the reorganization processes of the Company, including $51.8 million for the early termination of the Company's L-1011 aircraft leases.


The results of operations for the first three quarters of 1994 and 1993 were adjusted for the impact of certain significant fourth quarter adjustments which related to the prior quarters. These adjustments were corrections of errors which resulted from mathematical mistakes, mistakes in the application of accounting principles, or oversight or misuse of facts that existed at the time the financial statements were prepared.


(a)  Period from July 1, 1994 to September 11, 1994
(b)  Period from September 12, 1994 to September 30, 1994

* Not Meaningful - Per share data is not meaningful as the Predecessor has been recapitalized and has adopted fresh start reporting as of September 11, 1994
** Proforma loss per share data has been calculated assuming that the Reorganized Company will issue approximately 9.4 million shares of common stock

HAWAIIAN AIRLINES, INC.
SELECTED FINANCIAL AND STATISTICAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           Reorganized Company          Predecessor
                                           ----------------------------------------------
                                               Period from               Period from
                                            September 12, 1994         January 1, 1994
                                              to December 31,          to September 11,
                                                   1994                       1994
-----------------------------------------------------------------------------------------
Summary of Operations:
  Operating revenues   . . . . . . . .       $    89,157                 $    216,823
  Operating expenses   . . . . . . . .            95,425                      223,244
                                             -----------                 ------------
  Operating loss   . . . . . . . . . .            (6,268)                      (6,421)
  Interest expense, net  . . . . . . .              (968)                        (850)
  Gain on disposition of equipment . .               558                           45
  Reorganization expenses  . . . . . .                 -                      (13,950)
  Other, net   . . . . . . . . . . . .               527                          502
                                             -----------                 ------------

  Loss before extraordinary item   . .            (6,151)                     (20,674)
  Extraordinary gain, net    . . . . .                 -                      190,063
                                             -----------                 ------------

  Net income (loss)    . . . . . . . .       $    (6,151)                $    169,389
                                             -----------                 ------------
                                             -----------                 ------------

Proforma Loss Per Common Share:
  Before extraordinary item  . . . . .       $   **(0.65)                $       *N/M
  Extraordinary gain, net  . . . . . .               **-                         *N/M
                                             -----------                 ------------
  Net loss   . . . . . . . . . . . . .       $    *(0.65)                $       *N/M
                                             -----------                 ------------
                                             -----------                 ------------

Weighted Average Shares Outstanding  .           **9,400                        7,137
Shareholders' Equity (Deficit)
 Per Share   . . . . . . . . . . . . .       $    **3.60                 $       *N/M
Shares Outstanding at Year End   . . .               **-                        7,137

                                            December 31, 1994          September 11, 1994
                                            -----------------          ------------------
Balance Sheet Items:
  Total assets   . . . . . . . . . . .       $   163,301                 $    167,211
  Property and equipment, net  . . . .            37,756                      33,312
  Long-term debt   . . . . . . . . . .            14,152                      11,421
  Capital lease obligations,
   excluding current portion . . . . .            12,764                      12,591
  Shareholders' equity   . . . . . . .            33,849                      40,000

* Not Meaningful - Per share data is not meaningful as the Predecessor has been recapitalized and has adopted fresh start reporting as of September 11, 1994

** Proforma per share data has been calculated assuming that the Reorganized Company will issue approximately 9.4 million shares of common stock

See Notes to Financial Statements                                   (continued)

HAWAIIAN AIRLINES, INC.
SELECTED FINANCIAL AND STATISTICAL DATA, CONTINUED
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      Predecessor
                                                              ----------------------------------------------------------
                                                                  1993            1992          1991            1990
------------------------------------------------------------------------------------------------------------------------
Summary of Operations:
  Operating revenues   . . . . . . . . . . . . . . . . .      $  304,109      $  395,076    $  365,042       $  340,730
  Operating expenses   . . . . . . . . . . . . . . . . .         328,947         506,117       460,036          442,475
                                                              ----------      ----------    ----------       ----------
  Operating loss   . . . . . . . . . . . . . . . . . . .         (24,838)       (111,041)      (94,994)        (101,745)
  Interest expense, net  . . . . . . . . . . . . . . . .          (4,706)        (11,217)      (12,493)         (11,827)
  Loss on disposition of equipment   . . . . . . . . . .            (659)         (1,075)       (3,888)          (1,996)
  Gain on sale of routes   . . . . . . . . . . . . . . .               -          41,702         9,000                -
  Reorganization expenses  . . . . . . . . . . . . . . .         (52,637)              -             -                -
  Other, net   . . . . . . . . . . . . . . . . . . . . .           1,312            (321)        1,217           (3,780)
                                                              ----------      ----------    ----------       ----------
  Loss before income taxes, extraordinary item
   and cumulative effect of change in
   accounting principle  . . . . . . . . . . . . . . . .         (81,528)        (81,952)     (101,158)        (119,348)
  Income taxes   . . . . . . . . . . . . . . . . . . . .               -               -         2,610            1,022
                                                              ----------      ----------    ----------       ----------
  Loss before extraordinary items and cumulative
   effect of change in accounting principle  . . . . . .         (81,528)        (81,952)      (98,548)        (118,326)
  Extraordinary items, net   . . . . . . . . . . . . . .          12,104         108,722             -                -
                                                              ----------      ----------    ----------       ----------
  Income (loss) before cumulative effect
   of change in accounting principle   . . . . . . . . .         (69,424)         26,770       (98,548)        (118,326)
  Cumulative effect of change in accounting principle  .               -           2,192             -           (2,961)
                                                              ----------      ----------    ----------       ----------
  Net income (loss)    . . . . . . . . . . . . . . . . .      $  (69,424)     $   28,962    $  (98,548)      $ (121,287)
                                                              ----------      ----------    ----------       ----------
                                                              ----------      ----------    ----------       ----------

Income (Loss) Per Share:
  Before extraordinary items and cumulative effect
   of change in accounting principle   . . . . . . . . .      $     *N/M      $     *N/M    $     *N/M       $    *N/M
  Extraordinary items, net   . . . . . . . . . . . . . .            *N/M            *N/M          *N/M            *N/M
  Cumulative effect of change in
   accounting principle    . . . . . . . . . . . . . . .            *N/M            *N/M          *N/M            *N/M
                                                              ----------      ----------    ----------       ----------
  Net income (loss)    . . . . . . . . . . . . . . . . .      $     *N/M      $     *N/M    $     *N/M       $    *N/M
                                                              ----------      ----------    ----------       ----------
                                                              ----------      ----------    ----------       ----------

Weighted Average Shares Outstanding . . . . . . . . . .            6,170           5,123         2,777           2,181
Shareholders' Deficit Per Share . . . . . . . . . . . .       $     *N/M      $     *N/M    $     *N/M       $    *N/M
Shares Outstanding at Year End  . . . . . . . . . . . .            7,136           5,713         3,110           2,274
Balance Sheet Items:
  Total assets   . . . . . . . . . . . . . . . . . . . .      $  105,540      $  105,743    $  133,758       $ 192,817
  Property and equipment, net  . . . . . . . . . . . . .          36,558          38,956        65,317          78,928
  Long-term debt   . . . . . . . . . . . . . . . . . . .           2,615           1,800        75,958               -
  Redeemable preferred stock and preference stock  . . .               -           5,354        79,276          23,479
  Redeemable warrants to purchase common stock   . . . .               -               -         2,900          14,175
  Shareholders' deficit  . . . . . . . . . . . . . . . .        (209,882)       (142,720)     (206,467)       (114,049)


See Notes to Financial Statements

HAWAIIAN AIRLINES, INC.
SELECTED FINANCIAL AND STATISTICAL DATA, CONTINUED

                                                          1994           1993         1992           1991           1990
---------------------------------------------------------------------------------------------------------------------------
Operating Statistics:
  Revenue passengers* . . . . . . . . . . . . . . . .       4,583         4,337        4,647          3,765          4,736
  Revenue passenger miles*  . . . . . . . . . . . . .   2,880,338     2,870,713    3,322,045      2,021,698      2,571,956
  Available seat miles* . . . . . . . . . . . . . . .   3,995,649     3,850,133    4,710,795      3,203,842      3,899,447
  Passenger load factor . . . . . . . . . . . . . . .        72.1%         74.6%        70.5%          63.1%          66.0%
  Cargo tons  . . . . . . . . . . . . . . . . . . . .      22,740        19,669       15,694         12,003         14,354
  Revenue ton miles*  . . . . . . . . . . . . . . . .     324,096       314,725      353,067        211,070        275,705
  Revenue plane miles*  . . . . . . . . . . . . . . .      16,243        15,256       20,909         14,702         17,979
  Passenger revenue per passenger mile  . . . . . . .    9.7CENTS      9.4CENTS    10.3CENTS      12.7CENTS       9.7CENTS

*In thousands


Effective July 1, 1993, the Predecessor began to treat passengers flying on promotional or frequent flyer awards as revenue passengers. This change decreased passenger revenue per passenger mile by 0.1 CENTS in 1993 and increased the number of revenue passengers, revenue passenger miles and passenger load factor by 4.0%, 2.0%, and 1.5%, respectively, in 1993 over the amounts that would have been reported without the change.

HAWAIIAN AIRLINES, INC.
STOCK TRADING RANGE (PER SHARE)

Stock trading range (per share) is not meaningful as the Predecessor has been recapitalized and has adopted fresh start reporting as of September 11, 1994. Further, the new Common Stock shares of the Reorganized Company have not been distributed as of the date of this report.