Form 10-Q/A
period 1995-09-30
HAWAIIAN AIRLINES INC/HI
filed 1996-01-16
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 AMENDMENT NO. 1

                                   FORM 10-Q/A


           (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1995


           ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to

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

                               EXPLANATORY NOTE
                               ----------------

     On November 14, 1995, Hawaiian Airlines, Inc. (the "Company") filed its Form 10-Q for the quarterly period ended September 30, 1995 (the "Form 10-Q") with the Securities and Exchange Commission ("the Commission") pursuant to Section 13 of the Securities Exchange Act of 1934, as amended. In connection with review of the Company's proxy statement for a Special Meeting of Shareholders to be held on January 30, 1996, the Staff of the Commission requested that the Company disclose its accounting for options issued under the Company's 1994 Stock Option Plan, as amended reported in Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. This Amendment No. 1 on
Form 10-Q/A provides the disclosure requested by the Staff of the Commission. All other items of the Form 10-Q remain unchanged.

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------------
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                                              REORGANIZED
                                                                                COMPANY
                                                                  -------------------------------------

                                                                  SEPTEMBER 30,1995   DECEMBER 31, 1994
-------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .     $     7,427         $     3,501
   Accounts receivable, net. . . . . . . . . . . . . . . . . . .          22,499              16,275
   Inventories, net. . . . . . . . . . . . . . . . . . . . . . .           7,249               6,234
   Assets held for sale, net . . . . . . . . . . . . . . . . . .           1,594               1,594
   Prepaid expenses and other. . . . . . . . . . . . . . . . . .           4,812               6,079
                                                                     -----------         -----------
      Total current assets . . . . . . . . . . . . . . . . . . .          43,581              33,683

Property and equipment, less accumulated depreciation and
   amortization of $4,004 in 1995 and $922 in 1994 . . . . . . .          40,611              37,756
Assets held for sale, net. . . . . . . . . . . . . . . . . . . .           8,166              11,789
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           5,047               9,139
Reorganization value in excess of amounts allocable to
   identifiable assets, less accumulated amortization of
   $3,791 in 1995 and $1,090 in 1994 . . . . . . . . . . . . . .          68,233              70,934
                                                                     -----------         -----------
         TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .         165,638             163,301
                                                                     -----------         -----------
                                                                     -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt . . . . . . . . . . . . . .           6,482               6,394
   Current portion of capital lease obligations. . . . . . . . .           2,657               2,907
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .          25,157              17,529
   Air traffic liability . . . . . . . . . . . . . . . . . . . .          34,065              40,382
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . .          21,481              12,298
                                                                     -----------         -----------
      Total current liabilities. . . . . . . . . . . . . . . . .          89,842              79,510

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .           7,482              14,152
Capital lease obligations. . . . . . . . . . . . . . . . . . . .          10,791              12,764
Other liabilities and deferred credits . . . . . . . . . . . . .          27,598              23,026
                                                                     -----------         -----------
         TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .         135,713             129,452
                                                                     -----------         -----------

SHAREHOLDERS' EQUITY:
   Class A common stock. . . . . . . . . . . . . . . . . . . . .               7                   -
   Class B common stock. . . . . . . . . . . . . . . . . . . . .              24                   -
   Capital in excess of par value. . . . . . . . . . . . . . . .          41,922                   -
   Unearned compensation . . . . . . . . . . . . . . . . . . . .            (972)                  -
   Warrants. . . . . . . . . . . . . . . . . . . . . . . . . . .             900              40,000
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . .         (12,019)             (6,151)
                                                                     -----------         -----------

      Shareholders' equity . . . . . . . . . . . . . . . . . . .          29,925              33,849
                                                                     -----------         -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . .     $   165,638         $   163,301
                                                                     -----------         -----------
                                                                     -----------         -----------

----------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS)(UNAUDITED)
----------------------------------------------------------------------------------------------------------


                                                                                              PREDECESSOR
                                                                   REORGANIZED COMPANY          COMPANY
                                                               -------------------------------------------
                                                                                PERIOD FROM
                                                                              REORGANIZATION
                                                                THREE MONTHS   (SEPTEMBER 12,  PERIOD FROM
                                                                    ENDED         1994 TO     JULY 1, 1994
                                                                SEPTEMBER 30,   SEPTEMBER 30, TO SEPTEMBER
                                                                     1995           1994)        11,1994
                                                               -------------------------------------------
OPERATING REVENUES:
  Passenger. . . . . . . . . . . . . . . . . . . . . . . . .   $     79,796   $     11,786   $     68,502
  Charter. . . . . . . . . . . . . . . . . . . . . . . . . .          6,711              -             11
  Cargo. . . . . . . . . . . . . . . . . . . . . . . . . . .          4,589            847          3,044
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          2,259            538          1,774
                                                               ------------   ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .         93,355         13,171         73,331
                                                               ------------   ------------   ------------

OPERATING EXPENSES:
  Flying operations. . . . . . . . . . . . . . . . . . . . .         26,515          4,589         21,110
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . .         21,489          3,994         13,548
  Passenger service. . . . . . . . . . . . . . . . . . . . .         10,167          1,605          7,642
  Aircraft and traffic servicing . . . . . . . . . . . . . .         13,697          2,782         11,153
  Promotion and sales. . . . . . . . . . . . . . . . . . . .         10,984          2,008          8,442
  General and administrative . . . . . . . . . . . . . . . .          4,688            793          3,581
  Depreciation and amortization. . . . . . . . . . . . . . .          1,865            514          1,138
                                                               ------------   ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .         89,405         16,285         66,614
                                                               ------------   ------------   ------------

OPERATING INCOME (LOSS)  . . . . . . . . . . . . . . . . . .          3,950         (3,114)         6,717
                                                               ------------   ------------   ------------

NONOPERATING INCOME (EXPENSE):
  Interest expense, net. . . . . . . . . . . . . . . . . . .           (844)           (77)          (624)
  Gain (loss) on disposition of equipment. . . . . . . . . .           (431)             -            164
  Reorganization items . . . . . . . . . . . . . . . . . . .              -              -        (10,914)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .            202             12             99
                                                               ------------   ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .         (1,073)           (65)       (11,275)
                                                               ------------   ------------   ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM  . . . . . . . . . .          2,877         (3,179)        (4,558)

EXTRAORDINARY ITEM . . . . . . . . . . . . . . . . . . . . .              -              -        190,063
                                                               ------------   ------------   ------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . .   $      2,877   $     (3,179)  $    185,505
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

NET INCOME (LOSS) PER SHARE  . . . . . . . . . . . . . . . .   $    ***0.29   $    **(0.34)  $       *N/M
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND SHARE EQUIVALENTS    ***10,068        **9,400          7,137
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------


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

----------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS)(UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                                              PREDECESSOR
                                                                   REORGANIZED COMPANY          COMPANY
                                                               ----------------------------------------------
                                                                                PERIOD FROM
                                                                              REORGANIZATION
                                                                 NINE MONTHS   (SEPTEMBER 12,   PERIOD FROM
                                                                    ENDED         1994 TO     JANUARY 1, 1994
                                                                SEPTEMBER 30,   SEPTEMBER 30,  TO SEPTEMBER
                                                                     1995           1994)        11, 1994
                                                               ----------------------------------------------
OPERATING REVENUES:
  Passenger. . . . . . . . . . . . . . . . . . . . . . . . .   $    219,068   $     11,786   $    199,502
  Charter. . . . . . . . . . . . . . . . . . . . . . . . . .         15,458              -            135
  Cargo. . . . . . . . . . . . . . . . . . . . . . . . . . .         13,127            847         11,039
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          6,674            538          6,147
                                                               ------------   ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .        254,327         13,171        216,823
                                                               ------------   ------------   ------------

OPERATING EXPENSES:
  Flying operations. . . . . . . . . . . . . . . . . . . . .         76,376          4,589         71,768
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . .         58,794          3,994         47,281
  Passenger service. . . . . . . . . . . . . . . . . . . . .         29,222          1,605         25,224
  Aircraft and traffic servicing . . . . . . . . . . . . . .         40,686          2,782         34,325
  Promotion and sales. . . . . . . . . . . . . . . . . . . .         32,009          2,008         28,499
  General and administrative . . . . . . . . . . . . . . . .         12,752            793         12,063
  Depreciation and amortization. . . . . . . . . . . . . . .          5,534            514          4,085
  Early retirement provision . . . . . . . . . . . . . . . .          2,000              -              -
                                                               ------------   ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .        257,373         16,285        223,245
                                                               ------------   ------------   ------------

OPERATING LOSS . . . . . . . . . . . . . . . . . . . . . . .         (3,046)        (3,114)        (6,422)
                                                               ------------   ------------   ------------

NONOPERATING INCOME (EXPENSE):
  Interest expense, net. . . . . . . . . . . . . . . . . . .         (2,798)           (77)          (850)
  Gain (loss) on disposition of equipment. . . . . . . . . .           (426)             -             45
  Reorganization items . . . . . . . . . . . . . . . . . . .              -              -        (13,949)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .            402             12            501
                                                               ------------   ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .         (2,822)           (65)       (14,253)
                                                               ------------   ------------   ------------

LOSS BEFORE EXTRAORDINARY ITEM . . . . . . . . . . . . . . .         (5,868)        (3,179)       (20,675)

EXTRAORDINARY ITEM . . . . . . . . . . . . . . . . . . . . .              -              -        190,063
                                                               ------------   ------------   ------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . .   $     (5,868)  $     (3,179)  $    169,388
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

NET INCOME (LOSS) PER SHARE  . . . . . . . . . . . . . . . .   $    **(0.62)  $   ** (0.34)  $       *N/M
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

WEIGHTED AVERAGE NUMBER OF SHARES  . . . . . . . . . . . . .        **9,400        **9,400          7,137
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

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

----------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS)(UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                                              PREDECESSOR
                                                                   REORGANIZED COMPANY          COMPANY
                                                               ----------------------------------------------
                                                                                PERIOD FROM
                                                                              REORGANIZATION
                                                                 NINE MONTHS   (SEPTEMBER 12,   PERIOD FROM
                                                                    ENDED         1994 TO     JANUARY 1, 1994
                                                                SEPTEMBER 30,   SEPTEMBER 30,  TO SEPTEMBER
                                                                     1995           1994)        11, 1994
                                                               ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . . . .   $     (5,868)  $     (3,179) $     169,388
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . . . . . . .          5,800            277          4,488
    Net periodic postretirement benefit cost . . . . . . . .          2,628              -          1,988
    Loss (gain) on disposition of property and equipment . .            426              -            (45)
    Extraordinary gain . . . . . . . . . . . . . . . . . . .              -              -       (190,063)
    Decrease (increase) in accounts receivable . . . . . . .         (5,466)         2,267         (5,801)
    Decrease (increase) in inventories . . . . . . . . . . .         (1,015)           (78)           497
    Decrease (increase) in prepaid expenses and other. . . .          1,267         (3,581)        (1,133)
    Increase (decrease) in accounts payable. . . . . . . . .          7,431         (4,077)         5,774
    Increase (decrease) in accrued liabilities . . . . . . .          9,183          1,628           (734)
    Increase (decrease) in air traffic liability . . . . . .         (6,317)            75         10,602
    Other, net . . . . . . . . . . . . . . . . . . . . . . .          8,168          5,231            336
                                                               ------------   ------------   ------------
      Net cash provided by (used in) operations before
      reorganization items . . . . . . . . . . . . . . . . .         16,237         (1,437)        (4,703)
    Reorganization items . . . . . . . . . . . . . . . . . .              -              -         10,799
                                                               ------------   ------------   ------------
      Net cash provided by (used in) operating activities. .         16,237         (1,437)         6,096
                                                               ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . . . . . . .         (6,544)          (379)        (3,682)
  Net proceeds from disposition of property and equipment. .          2,875              -            817
  Issuance of security deposits. . . . . . . . . . . . . . .              -              -         (3,007)
                                                               ------------   ------------   ------------
      Net cash used in investing activities. . . . . . . . .         (3,669)          (379)        (5,872)
                                                               ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt . . . . . . . . . . . . . .          1,474          2,000              -
  Repayment of debt . .. . . . . . . . . . . . . . . . . . .         (7,893)          (242)          (689)
  Principal payments under capital lease obligations . . . .         (2,223)             -         (1,345)
                                                               ------------   ------------   ------------
    Net cash provided by (used in) financing activities. . .         (8,642)         1,758         (2,034)
                                                               ------------   ------------   ------------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .          3,926            (58)        (1,810)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . .          3,501          2,463          4,273
                                                               ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . .   $      7,427   $      2,405   $      2,463
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

--------------------------------------------------------------------------------------------------------------
OPERATING STATISTICS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                       -------------------------------------------------------
                                                            1995           1994           1995           1994
--------------------------------------------------------------------------------------------------------------
SCHEDULED OPERATIONS:
Revenue passengers . . . . . . . . . . . . . . . .          1,218          1,267          3,567          3,414
Revenue passenger miles *. . . . . . . . . . . . .        855,459        825,191      2,327,459      2,187,098
Available seat miles * . . . . . . . . . . . . . .      1,132,989      1,072,492      3,106,753      2,950,751
Passenger load factor. . . . . . . . . . . . . . .         75.5 %         76.9 %         74.9 %         74.1 %
Revenue ton miles *. . . . . . . . . . . . . . . .         98,417         91,422        266,881        243,172
Revenue plane miles *. . . . . . . . . . . . . . .          4,712          4,498         12,982         11,946
Passenger revenue per passenger mile . . . . . . .      9.3 CENTS      9.7 CENTS      9.4 CENTS      9.7 CENTS


OVERSEAS CHARTER OPERATIONS:
Revenue passengers . . . . . . . . . . . . . . . .             46              -            108              -
Revenue passenger miles *  . . . . . . . . . . . .        127,720             21        297,430            526
Available seat miles * . . . . . . . . . . . . . .        132,675             27        305,656            827

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

The Company and American have subsequently deferred the due date for the repayment of the remaining $6.9 million of delinquent lease rents and maintenance payments on three occassions. Amendment No. 3 dated June 1, 1995 deferred the due date until August 22, 1995. Amendment No. 4 dated August 22, 1995 deferred the due date until October 6, 1995. The most recent amendment, Amendment No. 5 dated October 6, 1995 (the "October Amendment") defers the due date until November 20, 1995. By November 20, 1995, the amount of interest accrued on the delinquent $6.9 million brings the total amount due to $7.1 million. The October Amendment provides that if the Company remits to American payments of approximately $6.9 million on or before November 20, 1995, the Company will pay (generally on a weekly basis) to American the remaining $226,000 of the $7.1 million deferred rent commencing November 22, 1995 and ending December 22, 1995, in amounts ranging from approximately $25,000 to $125,000. In addition, the Company will remit to American periodic payments (generally on a weekly basis) commencing May 1, 1995 through and including December 31, 1995 for the basic rent of aircraft. Thereafter, commencing January 1, 1996, the Company will be required to pay, weekly in advance, the basic rent payments owed for the aircraft and maintenance payments in respect of the aircraft.

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

The Company generated operating and net income of $4.0 million and $2.9 million, respectively, during the third quarter of 1995. This represents an increase of $347,000 in operating income and a decrease of $179.5 million in net income from the third quarter of 1994.

OPERATING REVENUES

The following table compares third quarter 1995 operating revenues to those in third quarter 1994, in thousands, by service type:


                             Three Months Ended
                               September 30,
                           -------------------------
                                                         Increase
                              1995         1994         (Decrease)
----------------------------------------------------    ------------
Interisland:
 Passenger . . . . . . . . $    30,248   $    32,200    $    (1,952)
 Charter . . . . . . . . .          11             8              3
 Cargo . . . . . . . . . .       1,603         1,608             (5)
 Other . . . . . . . . . .       1,481         1,529            (48)
                           -----------   -----------    -----------
                                33,343        35,345         (2,002)
                           -----------   -----------    -----------

Transpacific:
 Passenger . . . . . . . .      43,841        42,287          1,554
 Cargo . . . . . . . . . .       2,560         1,889            671
 Other . . . . . . . . . .         747           746              1
                           -----------   -----------    -----------

                                47,148        44,922          2,226
                           -----------   -----------    -----------

South Pacific:
 Passenger . . . . . . . .       5,707         5,801            (94)
 Cargo . . . . . . . . . .         426           392             34
 Other . . . . . . . . . .          31            39             (8)
                           -----------   -----------    -----------
                                 6,164         6,232            (68)
                           -----------   -----------    -----------

Overseas Charter:
 Passenger . . . . . . . .       6,700             3          6,697
 Other . . . . . . . . . .           -             -              -
                           -----------   -----------    -----------
                                 6,700             3          6,697
                           -----------   -----------    -----------


   Total . . . . . . . . . $    93,355   $    86,502    $     6,853
                           -----------   -----------    -----------
                           -----------   -----------    -----------


The following table compares applicable third quarter 1995 operating and financial passenger revenue statistics to those in third quarter 1994:


                              Three Months Ended
                                 September 30,
                         -------------------------
                                                            Increase
                             1995         1994             (Decrease)  %
--------------------------------------------------   ---------------------
Interisland:
 Revenue passengers* . . .       927         995            (68)     (6.8)
 Revenue passenger miles*.   121,955     129,528         (7,573)     (5.8)
 Available seat miles* . .   250,561     237,333          13,228      5.6
 Passenger load factor . .     48.7%       54.6%          (5.9)%    (10.8)
 Yeild . . . . . . . . . .24.8 CENTS  24.9 CENTS     (0.1) CENTS     (0.4)

Transpacific:
 Revenue passengers* . . .       272         251              21      8.4
 Revenue passenger miles*    682,642     640,307          42,335      6.6
 Available seat miles* . .   813,069     766,435          46,634      6.1
 Passenger load factor . .     84.0%       83.5%            0.5%      0.6
 Yield . . . . . . . . . . 6.4 CENTS   6.6 CENTS     (0.2) CENTS     (3.0)

South Pacific:
 Revenue passengers* . . .        19          21             (2)     (9.5)
 Revenue passenger miles*     50,862      55,356         (4,494)     (8.1)
 Available seat miles* . .    69,359      68,724             635      0.9
 Passenger load factor . .     73.3%       80.5%          (7.2)%     (8.9)
 Yield . . . . . . . . . .11.2 CENTS  10.5 CENTS       0.7 CENTS      6.7

Overseas Charter:
 Revenue passengers* . . .        46           -              46    100.0
 Revenue passenger miles*    127,720          21         127,699    100.0
 Available seat miles* . .   132,675          27         132,648    100.0


* In thousands

Operating revenues totalled $93.4 million during the third quarter of 1995, compared to $86.5 illion during the same period in 1994, an increase of $6.9 million or 8.0%.

Revenues from Interisland passenger service totalled $30.2 million during third quarter 1995, a ecrease of $2.0 million or 6.1% from third quarter 1994. Large volume promotional fare ticket programs used by Interisland competitors in the third quarter of 1995 had a direct effect in decreasing the number of Interisland passengers carried by the Company and revenue passenger miles period over period by 6.8% and 5.8%, respectively. Also, Interisland yield decreased by 0.1CENTS or 0.4% due to the prevalence of such promotional fare ticket programs in the Interisland market.

Revenues from Transpacific passenger operations amounted to $43.8 million during the third quarter of 1995 compared to $42.3 million in the third quarter of 1994, an increase of $1.6 million or 3.7%. Increases of 8.4% and 6.6% in revenue passengers carried and revenue passenger miles, respectively, were offset by a decrease of 0.2CENTS or 3.0% in Transpacific yield. Increased frequency to Los Angeles, California, Las Vegas, Nevada and Portland, Oregon resulted in increased revenue passengers carried, revenue passenger miles and available seat miles. The decrease in yield was primarily caused by continued downward pressure on fares due to heavy pricing competition in the Transpacific market.

Overseas charter revenues of $6.7 million were earned in the third quarter of 1995 due to the commencement of charter operations between Honolulu, Hawaii and Las Vegas, Nevada in 1995.

OPERATING EXPENSES

The following table compares operating expenses for the third quarter of 1995 with the third quarter of 1994 by major category, in thousands of dollars:

                                             Three Months Ended
                                                September 30,
                                            --------------------
                                                                    Increase
                                              1995        1994     (Decrease)
----------------------------------------------------------------   ----------
Wages and benefits . . . . . . . . . . . .  $ 27,837    $ 26,581     $ 1,256
Maintenance materials and repairs. . . . .    17,054      12,714       4,340
Aircraft fuel, including taxes and oil . .    14,527      12,986       1,541
Purchased services . . . . . . . . . . . .     5,058       5,477       (419)
Aircraft rentals . . . . . . . . . . . . .     4,265       5,204       (939)
Sales commissions. . . . . . . . . . . . .     3,831       3,601         230
Passenger food . . . . . . . . . . . . . .     2,709       2,567         142
Rentals other than aircraft and engines. .     2,310       2,460        (150)
Landing fees and services. . . . . . . . .     2,231       2,088         143
Advertising and promotion. . . . . . . . .     2,067       1,229         838
Depreciation and amortization. . . . . . .     2,003       1,714         289
Reservation fees and services. . . . . . .     1,731       1,694          37
Personnel expenses . . . . . . . . . . . .       959         922          37
Interrupted trips. . . . . . . . . . . . .       497         388         109
Other. . . . . . . . . . . . . . . . . . .     2,326       3,274        (948)
                                            --------    --------     -------
   Total . . . . . . . . . . . . . . . . .  $ 89,405    $ 82,899     $ 6,506
                                            --------    --------     -------
                                            --------    --------     -------


Operating expenses totalled $89.4 million in the third quarter of 1995, an increase of $6.5 million or 7.8% over the third quarter of 1994.

Wages and benefits in third quarter 1995 increased by $1.3 million or 4.7% from third quarter 1994. The increase was principally caused by 1) the recognition of $1.9 million in compensation expense under the provisions of a 1994 Stock Option Plan for officers and key employees of the Company; and 2) a $700,000 decrease in workers' compensation premiums and related expenses for the period as the Company changed its workers' compensation insurance carrier and policy in the third quarter of 1995. The remaining $972,000 of compensation cost under the 1994 Stock Option Plan has been reflected as Unearned compensation in the accompanying balance sheet and will be amortized ratably over the next four months.

Maintenance materials and repairs period over period increased by $4.3 million or 34.1%. The increase was primarily caused by 1) $2.5 million in additional maintenance costs associated with the use of eight DC-10-10 aircraft in third quarter 1995 versus five DC-10-10 aircraft and one L-1011 aircraft in third quarter 1994; and 2) $2.3 million in increased engine repairs associated with the Company's DC-9-50 aircraft.

Aircraft fuel, including taxes and oil, increased by $1.5 million or 11.9% in third quarter 1995 over third quarter 1994. Due to increased frequencies quarter over quarter, the Company consumed approximately 3.0 million or 14.0% more gallons of aircraft fuel. Increased fuel usage was offset by a decrease in the average cost per gallon in the third quarter of 1995 versus the third quarter of 1994 by 1.1CENTS or 1.9%. The Company anticipates further increases in its aircraft fuel costs as a 4.3CENTS per gallon surcharge tax will become effective October 1, 1995.

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

                                   HAWAIIAN AIRLINES, INC.


January 15, 1996                  By /s/ C.J. David Davies
                                     ------------------------------------
                                     C.J. David Davies
                                     Senior Vice President-Finance
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)