Form 10-Q/A
period 1995-09-30
HAWAIIAN AIRLINES INC/HI
filed 1996-01-29
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 AMENDMENT NO. 2

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

                               EXPLANATORY NOTE
                               ----------------

On November 14, 1995, Hawaiian Airlines, Inc. (the "Company") filed its quarterly report on Form 10-Q for the quarter ended September 30, 1995 (the "Form 10-Q") with the Securities and Exchange Commission pursuant to Section 13 of the Securities and Exchange Act of 1934, as amended.

In December 1995, the Company determined that it had not properly accounted for compensation costs associated with options granted to officers and key employees of the Company to acquire 600,000 shares of the Company's common stock. Generally accepted accounting principles require that compensation cost associated with such options be recognized in periods prior to October 1, 1995 but the Company had not recognized such cost.

Accordingly, on January 16, 1996 the Company filed with the Commission Amendment No. 1 on Form 10-Q/A, which (i) restated the financial statements of the Company contained in Item 1 of the Form 10-Q to correct the error and (ii) modified Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" to conform with the restated financial data. Included in this Amendment No. 2 on Form 10-Q/A are such restated financial statements, as further restated to reflect an adjustment in compensation expense from the amount reflected in Amendment No. 1 on Form 10-Q/A, and Item 2 as modified to reflect such restatement and adjustment.

The results of the restatement of the financial statements are evidenced as follows:

                               As of and for the
                      Three Months Ended September 30, 1995
                      (in thousands, except per share data)
                      -------------------------------------

                                        As originally
                                         reported in                   As Restated in this
Financial Statement Item                  Form 10-Q      Correction      Amendment No. 2
------------------------                  ---------      ----------      --------------
Capital in excess of par value              39,006          2,187            41,193

Accumulated deficit                        (10,075)        (1,458)          (11,533)

Unearned compensation                           --           (729)             (729)

Shareholders' equity                        29,295             --            29,295


Total Operating Expenses                    87,461          1,458            88,919

Operating Income                             5,894         (1,458)            4,436

Net Income                                   4,821         (1,458)            3,363

Net Income Per Share                          0.48          (0.15)             0.33

                      For the Nine Months Ended September 30, 1995
                         (in thousands, except per share data)
                      --------------------------------------------

                                        As originally
                                         reported in                 As Restated in this
Financial Statement Item                  Form 10-Q      Correction     Amendment No. 2
------------------------                  ---------      ----------     --------------
Total Operating Expenses                   255,429          1,458           256,887

Operating Loss                              (1,102)        (1,458)           (2,560)

Net Loss                                    (3,924)        (1,458)           (5,382)

Net Loss Per Share                           (0.42)         (0.15)            (0.57)

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

-------------------------------------------------------------------------------------------------------
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                                              REORGANIZED
                                                                                COMPANY
                                                                  -------------------------------------

                                                                  SEPTEMBER 30,1995   DECEMBER 31, 1994
-------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .     $     7,427         $     3,501
   Accounts receivable, net. . . . . . . . . . . . . . . . . . .          22,499              16,275
   Inventories, net. . . . . . . . . . . . . . . . . . . . . . .           7,249               6,234
   Assets held for sale, net . . . . . . . . . . . . . . . . . .           1,594               1,594
   Prepaid expenses and other. . . . . . . . . . . . . . . . . .           4,812               6,079
                                                                     -----------         -----------
      Total current assets . . . . . . . . . . . . . . . . . . .          43,581              33,683

Property and equipment, less accumulated depreciation and
   amortization of $4,004 in 1995 and $922 in 1994 . . . . . . .          40,611              37,756
Assets held for sale, net. . . . . . . . . . . . . . . . . . . .           8,166              11,789
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           5,047               9,139
Reorganization value in excess of amounts allocable to
   identifiable assets, less accumulated amortization of
   $3,791 in 1995 and $1,090 in 1994 . . . . . . . . . . . . . .          68,233              70,934
                                                                     -----------         -----------
         TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .         165,638             163,301
                                                                     -----------         -----------
                                                                     -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt . . . . . . . . . . . . . .           6,482               6,394
   Current portion of capital lease obligations. . . . . . . . .           2,657               2,907
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .          25,157              17,529
   Air traffic liability . . . . . . . . . . . . . . . . . . . .          34,065              40,382
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . .          21,481              12,298
                                                                     -----------         -----------
      Total current liabilities. . . . . . . . . . . . . . . . .          89,842              79,510

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .           7,482              14,152
Capital lease obligations. . . . . . . . . . . . . . . . . . . .          10,791              12,764
Other liabilities and deferred credits . . . . . . . . . . . . .          27,598              23,026
                                                                     -----------         -----------
         TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .         135,713             129,452
                                                                     -----------         -----------

SHAREHOLDERS' EQUITY:
   Class A common stock. . . . . . . . . . . . . . . . . . . . .              70                   -
   Class B common stock. . . . . . . . . . . . . . . . . . . . .              24                   -
   Capital in excess of par value. . . . . . . . . . . . . . . .          41,193                   -
   Unearned compensation . . . . . . . . . . . . . . . . . . . .            (729)                  -
   Warrants. . . . . . . . . . . . . . . . . . . . . . . . . . .             900              40,000
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . .         (11,533)             (6,151)
                                                                     -----------         -----------

      Shareholders' equity . . . . . . . . . . . . . . . . . . .          29,925              33,849
                                                                     -----------         -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . .     $   165,638         $   163,301
                                                                     -----------         -----------
                                                                     -----------         -----------

----------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS)(UNAUDITED)
----------------------------------------------------------------------------------------------------------


                                                                                              PREDECESSOR
                                                                   REORGANIZED COMPANY          COMPANY
                                                               -------------------------------------------
                                                                                PERIOD FROM
                                                                              REORGANIZATION
                                                                THREE MONTHS   (SEPTEMBER 12,  PERIOD FROM
                                                                    ENDED         1994 TO     JULY 1, 1994
                                                                SEPTEMBER 30,   SEPTEMBER 30, TO SEPTEMBER
                                                                     1995           1994)        11,1994
                                                               -------------------------------------------
OPERATING REVENUES:
  Passenger. . . . . . . . . . . . . . . . . . . . . . . . .   $     79,796   $     11,786   $     68,502
  Charter. . . . . . . . . . . . . . . . . . . . . . . . . .          6,711              -             11
  Cargo. . . . . . . . . . . . . . . . . . . . . . . . . . .          4,589            847          3,044
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          2,259            538          1,774
                                                               ------------   ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .         93,355         13,171         73,331
                                                               ------------   ------------   ------------

OPERATING EXPENSES:
  Flying operations. . . . . . . . . . . . . . . . . . . . .         26,515          4,589         21,110
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . .         21,489          3,994         13,548
  Passenger service. . . . . . . . . . . . . . . . . . . . .         10,167          1,605          7,642
  Aircraft and traffic servicing . . . . . . . . . . . . . .         13,697          2,782         11,153
  Promotion and sales. . . . . . . . . . . . . . . . . . . .         10,984          2,008          8,442
  General and administrative . . . . . . . . . . . . . . . .          4,202            793          3,581
  Depreciation and amortization. . . . . . . . . . . . . . .          1,865            514          1,138
                                                               ------------   ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .         88,919         16,285         66,614
                                                               ------------   ------------   ------------

OPERATING INCOME (LOSS)  . . . . . . . . . . . . . . . . . .          4,436         (3,114)         6,717
                                                               ------------   ------------   ------------

NONOPERATING INCOME (EXPENSE):
  Interest expense, net. . . . . . . . . . . . . . . . . . .           (844)           (77)          (624)
  Gain (loss) on disposition of equipment. . . . . . . . . .           (431)             -            164
  Reorganization items . . . . . . . . . . . . . . . . . . .              -              -        (10,914)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .            202             12             99
                                                               ------------   ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .         (1,073)           (65)       (11,275)
                                                               ------------   ------------   ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM  . . . . . . . . . .          3,363         (3,179)        (4,558)

EXTRAORDINARY ITEM . . . . . . . . . . . . . . . . . . . . .              -              -        190,063
                                                               ------------   ------------   ------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . .   $      3,363   $     (3,179)  $    185,505
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

NET INCOME (LOSS) PER SHARE  . . . . . . . . . . . . . . . .   $    ***0.33   $    **(0.34)  $       *N/M
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND SHARE EQUIVALENTS    ***10,068        **9,400          7,137
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------


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

----------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS)(UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                                              PREDECESSOR
                                                                   REORGANIZED COMPANY          COMPANY
                                                               ----------------------------------------------
                                                                                PERIOD FROM
                                                                              REORGANIZATION
                                                                 NINE MONTHS   (SEPTEMBER 12,   PERIOD FROM
                                                                    ENDED         1994 TO     JANUARY 1, 1994
                                                                SEPTEMBER 30,   SEPTEMBER 30,  TO SEPTEMBER
                                                                     1995           1994)        11, 1994
                                                               ----------------------------------------------
OPERATING REVENUES:
  Passenger. . . . . . . . . . . . . . . . . . . . . . . . .   $    219,068   $     11,786   $    199,502
  Charter. . . . . . . . . . . . . . . . . . . . . . . . . .         15,458              -            135
  Cargo. . . . . . . . . . . . . . . . . . . . . . . . . . .         13,127            847         11,039
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          6,674            538          6,147
                                                               ------------   ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .        254,327         13,171        216,823
                                                               ------------   ------------   ------------

OPERATING EXPENSES:
  Flying operations. . . . . . . . . . . . . . . . . . . . .         76,376          4,589         71,768
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . .         58,794          3,994         47,281
  Passenger service. . . . . . . . . . . . . . . . . . . . .         29,222          1,605         25,224
  Aircraft and traffic servicing . . . . . . . . . . . . . .         40,686          2,782         34,325
  Promotion and sales. . . . . . . . . . . . . . . . . . . .         32,009          2,008         28,499
  General and administrative . . . . . . . . . . . . . . . .         12,266            793         12,063
  Depreciation and amortization. . . . . . . . . . . . . . .          5,534            514          4,085
  Early retirement provision . . . . . . . . . . . . . . . .          2,000              -              -
                                                               ------------   ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .        256,887         16,285        223,245
                                                               ------------   ------------   ------------

OPERATING LOSS . . . . . . . . . . . . . . . . . . . . . . .         (2,560)        (3,114)        (6,422)
                                                               ------------   ------------   ------------

NONOPERATING INCOME (EXPENSE):
  Interest expense, net. . . . . . . . . . . . . . . . . . .         (2,798)           (77)          (850)
  Gain (loss) on disposition of equipment. . . . . . . . . .           (426)             -             45
  Reorganization items . . . . . . . . . . . . . . . . . . .              -              -        (13,949)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .            402             12            501
                                                               ------------   ------------   ------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . .         (2,822)           (65)       (14,253)
                                                               ------------   ------------   ------------

LOSS BEFORE EXTRAORDINARY ITEM . . . . . . . . . . . . . . .         (5,382)        (3,179)       (20,675)

EXTRAORDINARY ITEM . . . . . . . . . . . . . . . . . . . . .              -              -        190,063
                                                               ------------   ------------   ------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . .   $     (5,382)  $     (3,179)  $    169,388
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

NET INCOME (LOSS) PER SHARE  . . . . . . . . . . . . . . . .   $    **(0.57)  $   ** (0.34)  $       *N/M
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

WEIGHTED AVERAGE NUMBER OF SHARES  . . . . . . . . . . . . .        **9,400        **9,400          7,137
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

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

----------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS)(UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                                              PREDECESSOR
                                                                   REORGANIZED COMPANY          COMPANY
                                                               ----------------------------------------------
                                                                                PERIOD FROM
                                                                              REORGANIZATION
                                                                 NINE MONTHS   (SEPTEMBER 12,   PERIOD FROM
                                                                    ENDED         1994 TO     JANUARY 1, 1994
                                                                SEPTEMBER 30,   SEPTEMBER 30,  TO SEPTEMBER
                                                                     1995           1994)        11, 1994
                                                               ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . . . .   $     (5,382)  $     (3,179) $     169,388
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . . . . . . .          5,800            277          4,488
    Net periodic postretirement benefit cost . . . . . . . .          2,628              -          1,988
    Loss (gain) on disposition of property and equipment . .            426              -            (45)
    Extraordinary gain . . . . . . . . . . . . . . . . . . .              -              -       (190,063)
    Decrease (increase) in accounts receivable . . . . . . .         (5,466)         2,267         (5,801)
    Decrease (increase) in inventories . . . . . . . . . . .         (1,015)           (78)           497
    Decrease (increase) in prepaid expenses and other. . . .          1,267         (3,581)        (1,133)
    Increase (decrease) in accounts payable. . . . . . . . .          7,431         (4,077)         5,774
    Increase (decrease) in accrued liabilities . . . . . . .          9,183          1,628           (734)
    Increase (decrease) in air traffic liability . . . . . .         (6,317)            75         10,602
    Other, net . . . . . . . . . . . . . . . . . . . . . . .          7,682          5,231            336
                                                               ------------   ------------   ------------
      Net cash provided by (used in) operations before
      reorganization items . . . . . . . . . . . . . . . . .         16,237         (1,437)        (4,703)
    Reorganization items . . . . . . . . . . . . . . . . . .              -              -         10,799
                                                               ------------   ------------   ------------
      Net cash provided by (used in) operating activities. .         16,237         (1,437)         6,096
                                                               ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . . . . . . .         (6,544)          (379)        (3,682)
  Net proceeds from disposition of property and equipment. .          2,875              -            817
  Issuance of security deposits. . . . . . . . . . . . . . .              -              -         (3,007)
                                                               ------------   ------------   ------------
      Net cash used in investing activities. . . . . . . . .         (3,669)          (379)        (5,872)
                                                               ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt . . . . . . . . . . . . . .          1,474          2,000              -
  Repayment of debt . .. . . . . . . . . . . . . . . . . . .         (7,893)          (242)          (689)
  Principal payments under capital lease obligations . . . .         (2,223)             -         (1,345)
                                                               ------------   ------------   ------------
    Net cash provided by (used in) financing activities. . .         (8,642)         1,758         (2,034)
                                                               ------------   ------------   ------------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .          3,926            (58)        (1,810)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . .          3,501          2,463          4,273
                                                               ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . .   $      7,427   $      2,405   $      2,463
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

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

The Company generated operating and net income of $4.4 million and $3.4 million, respectively, during the third quarter of 1995. This represents an increase of $833,000 in operating income and a decrease of $179.0 million in net income from the third quarter of 1994.

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

OPERATING EXPENSES

The following table compares operating expenses for the third quarter of 1995 with the third quarter of 1994 by major category, in thousands of dollars:

                                             Three Months Ended
                                                September 30,
                                            --------------------
                                                                    Increase
                                              1995        1994     (Decrease)
----------------------------------------------------------------   ----------
Wages and benefits . . . . . . . . . . . .  $ 27,351    $ 26,581     $   770
Maintenance materials and repairs. . . . .    17,054      12,714       4,340
Aircraft fuel, including taxes and oil . .    14,527      12,986       1,541
Purchased services . . . . . . . . . . . .     5,058       5,477       (419)
Aircraft rentals . . . . . . . . . . . . .     4,265       5,204       (939)
Sales commissions. . . . . . . . . . . . .     3,831       3,601         230
Passenger food . . . . . . . . . . . . . .     2,709       2,567         142
Rentals other than aircraft and engines. .     2,310       2,460        (150)
Landing fees and services. . . . . . . . .     2,231       2,088         143
Advertising and promotion. . . . . . . . .     2,067       1,229         838
Depreciation and amortization. . . . . . .     2,003       1,714         289
Reservation fees and services. . . . . . .     1,731       1,694          37
Personnel expenses . . . . . . . . . . . .       959         922          37
Interrupted trips. . . . . . . . . . . . .       497         388         109
Other. . . . . . . . . . . . . . . . . . .     2,326       3,274        (948)
                                            --------    --------     -------
   Total . . . . . . . . . . . . . . . . .  $ 88,919    $ 82,899     $ 6,020
                                            --------    --------     -------
                                            --------    --------     -------


Operating expenses totalled $88.9 million in the third quarter of 1995, an increase of $6.0 million or 7.3% over the third quarter of 1994.

Wages and benefits in third quarter 1995 increased by $770,000 or 2.9% from third quarter 1994. The increase was principally caused by 1) the recognition of $1.5 million in compensation expense under the provisions of a 1994 Stock Option Plan for officers and key employees of the Company; and 2) a $700,000 decrease in workers' compensation premiums and related expenses for the period as the Company changed its workers' compensation insurance carrier and policy in the third quarter of 1995. The remaining $729,000 of compensation cost under the 1994 Stock Option Plan has been reflected as Unearned compensation in the accompanying balance sheet and will be amortized ratably over the next four months.

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

                                   HAWAIIAN AIRLINES, INC.


January 26, 1996                  By /s/ C.J. David Davies
                                     ------------------------------------
                                     C.J. David Davies
                                     Senior Vice President-Finance
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)