Form 10-K405
period 1995-12-31
HAWAIIAN AIRLINES INC/HI
filed 1996-04-01
CIK 46205

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995
     (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-8836

                            HAWAIIAN AIRLINES, INC.
            (Exact name of registrant as specified in its charter)

           HAWAII                                       99-0042880
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

    3375 Koapaka Street, Suite G-350
            Honolulu, Hawaii                                  96819
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:  (808) 835-3700

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Class A Common Stock ($.01  par value)             American Stock Exchange
                                                   Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes (X)    No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes (X)    No (  )

As of March 15, 1996, 27,067,424 shares of Class A Common Stock of the Registrant were outstanding. The aggregate market value of voting stock held by non-affiliates (8,281,624 shares of Class A Common Stock) of the Registrant is $23,809,669.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                           EXHIBIT INDEX ON PAGE 54

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
COVER PAGE                                                         1

                               PART I

ITEM 1.    BUSINESS.                                               5
ITEM 2.    PROPERTIES.                                            11
ITEM 3.    LEGAL PROCEEDINGS.                                     11
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   11

                              PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON  EQUITY AND
            RELATED SHAREHOLDER MATTERS.                          11
ITEM 6.    SELECTED FINANCIAL DATA.                               11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.                  12
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.           27
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.                  27

                              PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     28
ITEM 11.   EXECUTIVE COMPENSATION.                                31
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.                                          36
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.        38

                              PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K.                                 39
           EXHIBIT INDEX                                          54
           SIGNATURES                                             56

                            TABLE-INDEX

           BALANCE SHEETS                                        F-2
           STATEMENTS OF OPERATIONS                              F-4

            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)         F-5

            STATEMENTS OF CASH FLOWS                             F-6

            NOTES TO FINANCIAL STATEMENTS                        F-8

            SUPPLEMENTAL FINANCIAL INFORMATION                   F-38

            SELECTED FINANCIAL AND STATISTICAL DATA              F-39

            SCHEDULE                                             S-2


                                     PART I

ITEM 1.     BUSINESS.
            ---------

Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and maintains its principal offices at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819. Its telephone and facsimile numbers are (808) 835-3700 and (808) 835-3690, respectively. Based on operating revenues, Hawaiian Airlines is the largest airline headquartered in Hawaii and is engaged primarily in the scheduled transportation of passengers, cargo and mail over a route system which services the six major islands of the State of Hawaii, several cities primarily in the U.S. West Coast region and certain destinations in the South Pacific.

                                   OPERATIONS
                                   ----------

The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average, approximately 150 flights per day among the six major islands of the State of Hawaii ("Interisland"), daily service to four U.S. West Coast cities and Las Vegas ("Transpac"), and two flights per week to Pago Pago, American Samoa and one flight per week to Papeete, Tahiti in the South Pacific ("Southpac"). The Company also provides charter service to Las Vegas. For the fifth consecutive year, the Company was rated by the travel and hospitality publication, Conde Nast Traveler, as one of the ten best airlines in the U.S. based on scheduling, punctuality, cabin comfort/service, food and baggage handling.

The Interisland and Transpac routes served by the Company are highly competitive with such competition primarily based on fare levels, performance, aircraft equipment and service. The markets are subject to seasonal and cyclical volatility primarily due to seasonal leisure and holiday travel. The Company believes Hawaii is one of the most popular destinations for passengers flying on frequent flyer travel awards and is in general a popular spot for vacation travelers. As such, the Company typically experiences strong travel periods during June, July, August and December. Fare levels and load factors are higher during these peak travel periods. Conversely, reduced fare levels and lower load factors are typically experienced in periods outside of these months. Aggressive fare pricing strategies that increase the availability of ticket discounts are utilized during these weaker travel periods.

The Company believes that its markets have historically been insulated to some degree from the downward pressures affecting the airline industry due to Hawaii's high level of year-round tourism. However, during the recessionary period commencing in 1990, Hawaii's visitor counts decreased from over 6.9 million in 1990 to 6.5 million in 1994. Statistics from the Hawaii Visitors Bureau indicate that year over year Hawaii visitor arrivals increased by 3.0% to approximately 6.6 million visitors in 1995. Local industry consultants project a moderate 2.0% to 3.0% increase in visitor counts for 1996, with the Hawaii tourism industry not experiencing pre-recession visitor counts until 1997. The recent cold weather front throughout the continental U.S., the effects of the hurricane in the Caribbean and the apparent rebound of the Japanese economy should hopefully assist in the continued recovery of Hawaii tourism.

INTERISLAND OPERATIONS
- ----------------------

The Interisland market averages approximately nine million passengers annually, comprised of visitors and Hawaii residents. One-third of this market is represented by residents of Hawaii who rely on Interisland flights in much the same way as mainland residents rely on a state highway system. While there are several small commuter and air taxi companies which provide air transportation to airports which cannot be served with large aircraft, the Interisland market is basically serviced by two carriers, Hawaiian Airlines and Aloha Airlines, Inc. ("Aloha").

The Company's Interisland operations provide service to seven airports on the six major Hawaiian islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. In 1994 the Company inaugurated the Hawaiian Airlines Island Shuttle, which offers flights departing between Oahu and Maui every half hour and Oahu and Kauai every hour. At December 31, 1995, Hawaiian Airlines' Interisland fleet consisted of 13 DC-9-50 aircraft. During 1995, the Interisland market represented approximately 41.0% of the Company's scheduled passenger revenues.

The Company's primary competition in the Interisland market is Aloha, whose competitive position is strengthened through its marketing affiliations with United Airlines, Inc. ("United"). Aloha is a member of United's frequent flyer program and also has a code sharing agreement with United. Aloha principally utilizes 16 Boeing 737 aircraft with a schedule that averages approximately 190 daily flights to service the same basic Interisland routes as the Company.

In October 1993, a new competitor, Mahalo Air ("Mahalo"), commenced service to Kauai, Maui and Kona from Honolulu. Mahalo utilizes six ATR-42 aircraft with an average schedule of approximately 65 daily flights. Statistical information is not available on Mahalo. However, because of its limited capacity, management believes that Mahalo has not had a major impact on the Interisland market since its inception.

Until the late 1980's, Hawaiian Airlines held a dominant share of the Interisland market. The Company's market share began to decline in 1989 due to customer service difficulties, as well as a decline in its available seat miles, and reached a low of 35.0% in October 1991. The Company subsequently implemented a number of operating strategies to improve its market share, including focusing on customer service, on-time performance and schedule and lift availability. The Company also strengthened its competitive position when it became a member of the AAdvantage(R) frequent flyer program of American Airlines, Inc. ("American") in 1994. Based on the Company's interpretation of certain statistical information on Aloha and excluding the effects of Mahalo, the Company believes that these programs and improvements are the reason for an increase in its Interisland revenue passenger mile market share from the low of October 1991 to an average of 41.3%, 41.1% and 40.8% in 1995, 1994 and 1993, respectively.

TRANSPAC OPERATIONS
- -------------------

During 1995, the Company's Transpac operations served the U.S. West Coast cities of Los Angeles, San Francisco, Seattle and Portland and Las Vegas. At December 31, 1995, eight DC-10-10 aircraft leased from American were used to service Transpac routes. Refer to Operating Affiliations and Agreements below for a discussion on leased DC-10-10 aircraft.

The Company currently competes with major carriers such as United, American, Delta Airlines, Inc., Continental Airlines, Inc., and Northwest Airlines, Inc. ("Northwest") on its Transpac routes. In addition to the competition produced by the major carriers, the Company saw continued competition in 1995 from charter carriers in the Transpac market. The presence of charter carriers has placed additional downward pressure on fares.

During 1995, Hawaiian Airlines flew approximately 994,000 passengers or 2.5 billion revenue passenger miles between Hawaii and the cities of Los Angeles, San Francisco, Seattle, Las Vegas and Portland. Based on information obtained from the State of Hawaii Department of Transportation, the Company believes that based on the number of flights during peak seasonal travel periods in 1995, the Company maintained 14.3% and 12.3% of the total passenger market from U.S. Gateway cities into Honolulu and the State of Hawaii, respectively. The Company is the leading direct carrier between Honolulu and the cities of Las Vegas and Portland. The Company also believes that it is second in market share between Honolulu and the cities of Los Angeles, San Francisco and Seattle.

In 1995, Transpac passenger revenues represented approximately 52.5% of the Company's scheduled passenger revenues.

SOUTHPAC OPERATIONS
- -------------------

Hawaiian Airlines currently is the sole carrier providing air service between Honolulu and American Samoa and Tahiti. As a result of this lack of competition, fares are relatively stable throughout the year. Southpac routes are serviced with DC-10-10 aircraft leased from American. During 1995, the Southpac market represented approximately 6.5% of the Company's scheduled passenger revenues.

OVERSEAS CHARTER OPERATIONS
- ---------------------------

In January 1995, the Company commenced, in association with a Hawaii tour operator, Transpac charter flights to Las Vegas, Nevada. The Company operates six charter flights per week utilizing DC-10-10 aircraft leased from

American. The Company's overseas charter operation produced $22.2 million or 6.9% of total operating passenger revenues in 1995.

                              SEGMENT INFORMATION
                              -------------------

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part IV, Item 7 of this Form 10-K for discussion on Industry Segment Information.

                                 AVIATION FUEL
                                 -------------

Aviation fuel is a significant expense for any air carrier and even marginal changes in fuel prices can greatly impact a carrier's profitability. The following table sets forth statistics about Hawaiian Airlines' aviation fuel consumption and cost for each of the last three years:

                       GALLONS          TOTAL COST,       AVERAGE      % OF
                      CONSUMED       INCLUDING TAXES     COST PER    OPERATING
  YEAR             (IN THOUSANDS)     (IN THOUSANDS)      GALLON      EXPENSES
- ------------------------------------------------------------------------------
1995                  92,167            $56,463            61.3c       16.2%
1994                  78,180            $47,457            60.7c       14.9%
1993                  74,939            $49,570            66.1c       15.0%


Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part IV, Item 7 of this Form 10-K for further discussion on aircraft fuel expense.

The single most important factor affecting petroleum product prices, including the price of aviation fuel, continues to be the actions of the OPEC countries in setting targets for the production and pricing of crude oil. In addition, aviation fuel prices are affected by the markets for heating oil, diesel fuel, automotive gasoline and natural gas. Seasonally, second and third quarter aviation fuel prices are typically lower than during the first and fourth quarters as the demand for heating oil, which competes with aviation fuel for refinery production, subsides and refiners switch to gasoline production which also increases the output of aviation fuel. All petroleum product prices continue to be subject to unpredictable economic, political and market factors. Also, the balance among supply, demand and price has become more reactive to world market conditions. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, continues to be unpredictable.

In 1993, new taxes were placed on the production of certain fuels based on their energy content. The airline industry received a two-year moratorium from the effects of such taxes. In October 1995, the industry and therefore, the Company became subject to an additional 4.3c per gallon tax which may result in as much as $3.5 to $4.0 million per year in additional fuel expense to the Company. The Company cannot predict whether it will be able to pass on such additional costs to its customers.

Although Hawaiian Airlines has contracts with approximately 10 different fuel suppliers, almost all of its aviation fuel is purchased from Northwest pursuant to an Aviation Jet Fuel Agreement between the two companies. The Aviation Jet Fuel Agreement requires Northwest to provide Hawaiian Airlines with aviation fuel at Northwest's actual acquisition cost without markup for profit and reimbursement only for out-of-pocket costs. Hawaiian Airlines is prohibited from reselling such fuel. In case of shortages, Northwest will provide fuel to its own fleet first and then a portion of the remaining fuel available will be allocated between Hawaiian Airlines and any other applicable airlines. Hawaiian Airlines paid Northwest approximately $53.0 million, $43.9 million and $44.1 million for the fuel supplied under this agreement in 1995, 1994 and 1993, respectively.

              OPERATING AFFILIATIONS AND AGREEMENTS WITH AMERICAN
              ---------------------------------------------------

The Company requires certain equipment and outside services which are imperative for its overall operation. A large portion of such equipment and outside services is provided to the Company through a variety of agreements between the Company, American, AMR Training & Consulting Group, Inc. and its affiliates. These services and equipment include data processing, licensing of reservations system, leasing of eight DC-10-10 aircraft, maintenance services on such DC-10-10 aircraft and participation in the AAdvantage(R) frequent flyer program. Commencing in October 1994 and throughout 1995, the Company was delinquent in making certain payments due American under the long-term aircraft lease agreement pursuant to which American leases DC-10s to the Company (the "Aircraft Lease Agreement"). These payments were deferred by American and paid by the Company in January 1996 through the delivery of a promissory note in connection with the AIP Investment (as defined below). Refer to Management's Discussion and Analysis, Liquidity and Capital Resources contained in Part IV, Item 7 of this Form 10-K for further discussion on such matters.

                                   EMPLOYEES
                                   ---------

As of December 31, 1995, Hawaiian Airlines had 2,272 employees, of which 1,917 were employed on a full-time basis. This compares to 2,299 total employees, including 1,945 full-time employees as of December 31, 1994. The majority of Hawaiian Airlines' employees are covered by labor agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM"), the Air Line Pilots Association, International ("ALPA"), the Association of Flight Attendants ("AFA"), the Transport Workers Union ("TWU") and the Communications Section Employees Union.

In the first quarter of 1995, an early retirement program was offered by the Company primarily to qualified participants of the IAM and salaried defined benefit plans. Thirty-six employees accepted early retirement under the provisions of the program.

In January 1996, the IAM, ALPA, AFA, TWU and Communications Section Employees ratified new bargaining unit contracts which became effective in conjunction with the AIP Investment. Refer to Note 16 of Notes to Financial Statements for further discussion on the new bargaining unit contracts.

The Company believes that it maintains good relations with its employees and the unions that represent them.

                                   REGULATION
                                   ----------

As a certificated air carrier, Hawaiian Airlines is subject to the regulatory jurisdiction of the U.S. Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA"). The DOT has jurisdiction over certain aviation matters such as international routes and fares, consumer protection policies including baggage liability and denied-boarding compensation and unfair competitive practices. Hawaiian Airlines and all other domestic airlines are subject to regulation by the FAA under the Transportation Act. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. To assure compliance with its operational standards, the FAA requires air carriers to obtain operations, air worthiness and other certificates which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of aviation safety and security regulations. Hawaiian Airlines is subject to inspections by the FAA in the normal course of its business on a routine ongoing basis. Hawaiian Airlines operates under a Certificate of Public Convenience and Necessity issued by the DOT authorizing it to provide commercial aircraft service as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA.

The FAA frequently issues air worthiness directives, often in response to specific incidents or reports by operators or manufacturers, requiring operators of specified equipment to perform prescribed inspections, repairs or modifications within stated time periods or numbers of cycles. Hawaiian Airlines has developed extensive maintenance programs which consist of a series of phased checks of each aircraft type. These checks are performed at specified intervals measured either by time flown or by the number of takeoffs and landings ("cycles") performed. Checks range from daily "walk around" inspections, to more involved overnight maintenance checks, to exhaustive and time consuming overhauls. Aircraft engines are subject to phased, or continuous, maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain parts and components of both airframe and engines are time or cycle controlled. Parts and other components are replaced or overhauled prior to the expiration of their time or cycle limits. The FAA approves all airline maintenance programs, including changes to the programs. In addition, the FAA licenses the mechanics who perform the inspections and repairs, as well as the inspectors who monitor the work.

Hawaiian Airlines believes that it is in compliance with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of the Company's DOT or FAA authorizations or certificates would have a materially adverse effect upon the Company.

Several aspects of airlines' operations are subject to regulation or oversight by Federal agencies other than the FAA and DOT. The antitrust laws are enforced by the U.S. Department of Justice. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by the Company's cargo services. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act. The Company and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Transportation Act to certain airline employees who have been furloughed or terminated (other than for cause).

In 1990, Congress passed legislation phasing out the use of Stage II aircraft in the U.S. by December 31, 1999, with the possibility of certain waivers until December 31, 2003 when full phase out is required. Congress provided an exemption for air carriers operating in Hawaii, or between a place in Hawaii and a place outside the 48 contiguous states, to operate as many Stage II aircraft of a certain weight as they operated on November 5, 1990. Air carriers that provided flights between places only in Hawaii on November 5, 1990 may include in the number of Stage II aircraft under the exemption all Stage II aircraft that it owned or leased on November 5, 1990, whether or not the aircraft were operated by the carrier on that date. However, an air carrier may provide flights between places only in Hawaii using Stage II aircraft only if the carrier provided the service on November 5, 1990. The Company believes these exemptions restrict air carriers other than the Company and Aloha from operating Stage II aircraft in Hawaii. Because Stage II aircraft are less expensive to acquire than Stage III aircraft, this exemption provides limited protection against the entry of another carrier, which would be required to operate an all Stage III fleet. This advantage is partially offset by the fact that Stage III aircraft are generally less expensive to operate and maintain, as well as the fact that in any event over time, carriers will move toward having an all Stage III fleet.

              REORGANIZATION AND SUBSEQUENT FINANCIAL TRANSACTIONS
              ----------------------------------------------------

REORGANIZATION
- --------------

On September 21, 1993, Hawaiian Airlines together with HAL, INC., Hawaiian Airlines' parent company, and West Maui Airport, Inc., another wholly owned subsidiary of HAL, INC. (collectively the "Predecessor"), commenced reorganization cases by filing voluntary petitions for relief under Chapter 11, Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Hawaii. Concurrently therewith, the Debtors filed a Consolidated Plan of Reorganization dated September 21, 1993 (as amended through the most recent amendment dated April 20, 1995, the "Reorganization Plan") and the Reorganization Plan became effective on September 12, 1994 (the "Effective Date"). Pursuant to the Reorganization Plan, on the Effective Date, first West Maui Airport, Inc. and then HAL, INC. were merged with and into Hawaiian Airlines with Hawaiian Airlines being the sole surviving corporation. Upon the effectiveness of the mergers, all of the outstanding equity securities of the Company, HAL, INC., and West Maui Airport, Inc. were canceled.

Under the Plan, the Company will issue and distribute approximately 9,400,000 shares of its common stock to all of the unsecured creditors with claims allowed under the Plan. At December 31, 1995, the Company's common stock consisted of two classes, one with full voting rights, Class A Common Stock, and the other with limited voting rights, Class B Common Stock. On June 19, 1995, the Company commenced distribution of its Class A and Class B Common Stock and as of December 31, 1995, 6,845,105 shares of Class A Common Stock and 1,894,955 shares of Class B Common Stock were issued and outstanding. The Company anticipates issuing 636,247 shares of Class A Common Stock under the Plan by late 1996 in satisfaction of disputed claims outstanding as of December 31, 1995. Any shares withheld in excess of the amount distributed to the holders of such claims will be held until all disputed claims have been resolved. The disputed claims consist of an aggregate $534,000 for alleged prepetition violations and various other claims asserted by various governmental agencies and $5.2 million for damages arising from the return of aircraft asserted by the Federal Deposit Insurance Corporation, as receiver. Upon resolution of all disputed claims, there will be a final distribution of any remaining withheld shares to all general unsecured creditors on a pro rata basis.

Following the consummation of the AIP Investment, each share of the Class B Common Stock issued pursuant to the Reorganization Plan was converted into one share of Class A Common Stock.

Pursuant to the Reorganization Plan, the Company (1) granted warrants to purchase an additional 989,011 shares of its Class A Common Stock (the "Existing Warrants"), none of which have been exercised, and (2) reserved 600,000 shares of the Class A Common Stock for issuance to certain employees under the Company's 1994 Stock Option Plan, as amended. The Class A Common Stock began trading on the American Stock Exchange (the "AMEX") and the Pacific Stock Exchange on June 21, 1995.

AIP INVESTMENT AND RELATED TRANSACTIONS
- ---------------------------------------

In February 1995, the Company's Board of Directors began to explore options to supplement the Company's capital base, reduce its reliance on short-term bank debt and promotional coupon sales and increase the Company's financial flexibility. The Company, with the assistance of its outside financial advisor, identified and met with potential investors, including Airline Investors Partnership, L.P. ("AIP"), regarding a possible equity investment in the Company. AIP ultimately agreed to make a $20.0 million cash investment in the Company through the purchase of 18,181,818 shares of Class A Common Stock, par value $.01 per share, and four shares of the Company's Series B Special Preferred Stock, par value $.01 per share (the "AIP Investment"). On January 31, 1996, the AIP Investment and a series of related transactions, which were dependent and effective upon one another, were consummated. Among other things, the related transactions included:

 . Certain agreements and arrangements with American, including amendment to the Aircraft Lease Agreement, which provide for, among other things, the making of $10.0 million of previously deferred rent and maintenance payments and interest thereon with a secured promissory note, rent reduction and the release of a $2.0 million security deposit in the form of a letter of credit. In addition, the Company issued to AMR Corporation, American's parent company ("AMR"), warrants (the "AMR Warrants") to acquire up to 1,897,946 shares of the Class A Common Stock at $1.10 per share. One-half of the AMR Warrants are immediately exercisable but the balance will only be exercisable if American and the Company enter into a code sharing agreement by January 1, 1997 regarding the placement of the two letter flight designator code for American's flights on the Company's Interisland flights. The AMR Warrants expire on September 11, 2001; and

 . Agreements with each of the Company's labor unions regarding certain modifications to their respective collective bargaining unit agreements. These modifications include certain wage concessions which will generate significant annual cost savings to the Company.

As of March 15, 1996, AIP owned approximately 67% of the outstanding Class A Common Stock, which constitutes the only outstanding class of the Company's common stock. Until such time as AIP ceases to own at least 35% of the Company's outstanding common stock, it would have the right to nominate six of the 11 nominees to stand from time to time for election as directors of the Company. Thereafter, AIP would have the right to nominate five, four or three directors so long as it owns at least 25%, 10% or 5%, respectively, of the outstanding common stock. On January 30, 1996, six of AIP'S director nominees were elected to the Board of Directors. Pursuant to their collective bargaining agreements, AFA, IAM and ALPA each have the right to nominate one of the nominees to stand from time to time for election as directors of the Company.
On January 30, 1996, each of the IAM, ALPA and AFA director nominees were elected to the Board of Directors.

Refer to Note 16 of Notes to Financial Statements contained in Part IV, Item 14 of this Form 10-K for further description of the AIP Investment and the related transactions.

ITEM 2.  PROPERTIES.
         ------------

          Information provided in Notes 5, 6, and 7 to the Financial Statements contained in Part IV, Item 14 of this Form 10-K is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

          Information provided in Part I, Item 1 and Note 13 to the Financial Statements contained in Part IV, Item 14 of this Form 10-K is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         None.


                                 PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          -----------------------------------------------------------------
          MATTERS.
          --------

(a)    Market Information.

          The Registrant's Class A Common Stock is listed on the American Stock Exchange and Pacific Stock Exchange trading under the symbol HA. On June 19, 1995, the Company commenced distribution of its Class A Common Stock. Trading during the succeeding days was so volatile that the American Stock Exchange suspended trading on June 23, 1995. Trading was resumed on June 26, 1995.

          The following table sets forth the reported high and low sales prices for the Class A Common Stock for the quarters indicated, as reported by the American Stock Exchange:

                               FIRST      SECOND      THIRD      FOURTH
               1995           QUARTER    QUARTER     QUARTER     QUARTER
          ---------------------------------------------------------------
          High                 N/A         13 1/2      6 7/16      3 7/8
          Low                  N/A          1 5/8      2 3/4       2 3/16

(b)    Holders.

          Information provided in Part I, Item 1 of this Form 10-K is incorporated herein by reference.

(c)         Dividends.

          Under the terms of the financing arrangement with CIT Group/Credit Finance, Inc., the Company is restricted from paying any dividends. No dividends were paid by the Company in 1995, 1994 or 1993.

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

          Information under the caption "Selected Financial and Statistical Data" on pages F-39 through F-41 contained in Part IV, Item 14 of this Form 10-K is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION
                                  ------------

The airline industry is a highly cyclical business with substantial volatility, and airlines frequently experience short-term cash requirements caused by both seasonal fluctuations in traffic that often put a drain on cash during off-peak periods and other factors that are not necessarily seasonal, including the extent and nature of price and other competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Accordingly, airlines require substantial liquidity to sustain continued operations under most conditions.
The Company has operated with limited cash and cash equivalents and a working capital deficit for a number of years. Working capital deficits are not uncommon in the airline industry since airlines typically have no product inventories and sales not yet flown are reflected as current liabilities.

Since the commencement of deregulation in 1978, the U.S. airline industry has become extremely competitive and volatile. Increased competition, rising operational costs and pricing pressures have created financial difficulties for most airlines and many airlines have been acquired, forced to restructure or ceased operations. After five years of losses totaling $13.0 billion, the U.S. airline industry is expecting to make more than $2.0 billion in 1995, its first annual profit since 1989. Improvements in total passenger traffic, cargo traffic, fares and operations were experienced in 1995 compared to 1994. Further recovery will depend on the continuing strength of the overall economy, cooperation for more efficient work rules by employees and governmental decisions on taxes applicable to the airline industry.

As with other airlines, Hawaiian Airlines was adversely affected by the unpredictable and often unfavorable, industry and economic conditions of the past five years. As discussed in Business contained in Part I, Item 1 of this Form 10-K, the Interisland and Transpac routes served by the Company are highly competitive with such competition primarily based on fare levels, performance, aircraft equipment and service. The markets are subject to seasonal and cyclical volatility primarily due to seasonal leisure and holiday travel. The Company typically experiences strong travel periods during June, July, August and December. The Company, along with other airlines, uses discount fares and other promotions to stimulate traffic during normally slack travel periods, to generate cash flow and to sustain relative market share in its Interisland and Transpac markets.

Recent announcements of capacity increases to Hawaii by both international and domestic carriers will bring pressure to bear on forecasted pricing levels. The charter carriers have increased capacity from secondary markets in the Western region and United has scheduled an additional 9,000 seats per week from Japan and the U.S. mainland, with the bulk of that capacity dedicated to San Francisco and Los Angeles routes. Subsequent announcements by United of service from Los Angeles to Kona and Maui are believed to be in addition to the 9,000 seats mentioned above. The ever increasing presence of charter carriers and United's increased frequencies are examples of the competitive pricing and capacity issues facing the Company in the future.

As discussed in Business, contained in Item 1, Part I of this Form 10-K, on September 21, 1993, Hawaiian Airlines voluntarily commenced a Chapter 11 reorganization process and emerged from bankruptcy less than a year later on September 12, 1994, the Effective Date of the Reorganization Plan. The Chapter 11 process resulted in the Company recognizing an extraordinary gain of $190.1 million, representing the relief of $204.7 million of liabilities net of offsets and certain liabilities that survived the reorganization.

Consistent with the industry, excluding nonrecurring noncash transactions, the Company improved its operating and net performance in 1995. Nevertheless, the Company's working capital deficit during 1995 reached an extreme level, even by industry standards. To address this problem, in January 1996 the Company consummated a series of transactions, including the completion of the $20.0 million AIP Investment and certain arrangements and agreements with American and the Company's labor unions. These transactions have improved the Company's liquidity substantially and will result in reduced cash operating expenses over the next few years.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

OVERVIEW
- --------

As of December 31, 1995, the Company had a net working capital deficit of $51.7 million, representing a $5.9 million increase from the net working capital deficit of $45.8 million at December 31, 1994. Principally, the increase in the working capital deficit resulted from the net of (1) an increase in accounts payable of $17.7 million primarily due to deferred aircraft lease rents and maintenance payments due American as further described below; (2) a decrease in air traffic liability of $9.9 million due to the burnoff throughout 1995 of promotional fare ticket sales held in the second and last quarters of 1994; and
(3) miscellaneous changes in other working capital accounts resulting in a $1.9 million decrease in the working capital deficit from that of 1994.

For several years, the Company has been operating with a cash balance equivalent to less than one week's worth of operating expenses. Continuing to operate at that level of liquidity would place the Company's existence at risk; there would be no cushion to respond to unexpected operational upheavals that have periodically affected the airline industry or to cover the seasonal downturn typically experienced by the Company in the first quarter of the year.

Due to its working capital shortage, the Company has deferred certain discretionary capital expenditures that management believes may improve profitability. One example is a series of investments in improved software that are expected to increase operating efficiency. Another is the outlay needed to consolidate operations into one terminal at Honolulu International Airport. The working capital shortage also has had an unfavorable effect on yield, which, although difficult to quantify, is believed to be significant. Prior to the AIP Investment, the Company found it necessary to offer its products to wholesalers and to the public at reduced rates in order to enhance cash flow. The uncertain financial situation has also limited the availability of trade credit and at times has necessitated the use of cash or equivalent security to obtain services. Finally, potential partners in the airline industry have been reluctant to enter into business arrangements with the Company until its financial difficulties have been overcome.

Since the Effective Date, the Company has financed its operations from:

 . Operating cash flow;

 . Borrowings under an $8.15 million credit facility provided by CIT Group/Credit
  Finance, Inc. (the "Credit Facility"). The Credit Facility consists of an
  $8.15 million secured revolving line of credit including up to $3.0 million of letters of credit. Available credit is subject to reduction determined by recalculation of the borrowing base and repayments arising from disposition of collateral. As of December 31, 1995, the total availability under the Credit Facility had been effectively reduced due to recalculation of the borrowing base to approximately $3.4 million, which amount was fully drawn in the form of $1.3 million in borrowings and $2.1 million in letters of credit. As of March 15, 1996, $2.0 million of additional borrowing capacity was available due to American's release of $2.0 million in letters of credit as described under Arrangements with American below;

 . A series of promotional fare ticket sale activities. Such promotional sales increase liquidity, but also increase air traffic liability, which could adversely affect yields and revenues, as well as liquidity, in future periods; and

 . Payment deferrals from existing creditors, including American.

AMERICAN DEFERRAL
- -----------------

On October 31, 1994, the Company failed to make certain payments due to American pursuant to the Aircraft Lease Agreement pursuant to which American leases six DC-10s to the Company. American sent the Company notice of the failure to make rent and prepaid maintenance payments and noted that such failure constituted an event of default under the Aircraft Lease Agreement, but did not declare the Aircraft Lease Agreement in default or exercise any of the remedies available to it, which include, but are not limited to, termination of the Aircraft Lease Agreement, repossession of certain aircraft and engines, recovery of damages and drawings under letters of credit then in place in the amount of $2.0 million posted by the Company as required by the Aircraft Lease Agreement. The Company subsequently made the rent and prepaid maintenance payments due American in November 1994.

On several occasions during 1995, the Company again failed to timely make certain rent and prepaid maintenance payments in full due pursuant to the Aircraft Lease Agreement. Again, while American sent the Company notice of the failure to make such payments in full, American did not declare the Aircraft Lease Agreement in default or exercise any of the remedies available to it. On several occasions during the year, American deferred the payment of the delinquent amounts. As of December 9, 1995, the Company owed American $7.1 million in deferred payments and accrued interest. American agreed to permit the deferral of the payment of this $7.1 million (plus interest thereon) and the periodic payments of lease rents and maintenance payments that would become due on or after December 8, 1995, up to a maximum of an additional $2.9 million (including interest), until the earlier of the consummation of the AIP Investment or February 7, 1996. As of January 4, 1996, the Company had deferred the maximum deferrable amount of lease rents and maintenance payments under the Aircraft Lease Agreement. These deferred amounts were paid by the Company on January 31, 1996 through the delivery by the Company of a secured promissory note in connection with the AIP Investment as described below under Arrangements with American.

AIP INVESTMENT
- --------------

For a variety of reasons, including the Company's financial results, its inability to meet its current financial responsibilities, including its obligations to American under the Aircraft Lease Agreement, thereby creating an urgent need to obtain an infusion of capital, and the uncertain economic outlook, the Board of Directors determined in 1995 to explore options to supplement the Company's capital base, reduce its reliance on short-term bank debt and promotional coupon sales and increase the Company's financial flexibility. The Company, with the assistance of its financial advisor, identified and met with potential investors, including AIP, regarding a possible equity investment in the Company. As a result of such efforts, AIP agreed to make the AIP Investment, in which AIP purchased 18,818,181 shares of the Class A Common Stock and four shares of the Series B Special Preferred Stock for $20.0 million in cash. The AIP Investment was unanimously approved by the Company's Board of Directors in December 1995, approved by the Company's shareholders on January 30, 1996 and consummated on January 31, 1996.

Of the $20.0 million gross proceeds from the AIP Investment, a portion has been used to pay (1) approximately $2.8 million of fees and expenses associated with the AIP Investment and its related transactions; (2) approximately $3.2 million of accrued landing fees for the Company's Hawaii operations and accrued rent on the Company's facilities in Hawaii; and (3) approximately $310,000 of deferred Board of Director compensation. Although the Company has not designated specific uses for the $13.7 million balance of the proceeds from the AIP Investment, it is anticipated that such proceeds will be used to meet working capital needs.

ARRANGEMENTS WITH AMERICAN
- --------------------------

Upon consummation of the AIP Investment and satisfaction of certain other conditions, the Company entered into certain arrangements with American pursuant to which American and the Company agreed to, among other things, the following:

 . The payment of $10.0 million of deferred lease rents and maintenance payments under the Aircraft Lease Agreement (and accrued interest thereon) and the reimbursement of American's fees and expenses in connection with the transaction through the issuance by the Company to American of a $10.25 million promissory note secured by certain assets of the Company (the "American Note"). The American Note bears interest at 10.0% per annum, payable quarterly in arrears, and has a final maturity date of September 11, 2001. The American Note requires repayment of principal equal to one-sixth of the original principal amount on each anniversary of its date of issuance (January 31). The Company has the option to prepay the American Note for $9.15 million at any time before January 31, 1997, or at any time thereafter, in whole or in part, at its remaining principal balance, without premium. The American Note is prepayable in full, at the option of the holder, in the event and at the time that any person or group (other than AIP) acquires more than 30.0% of the voting interest in the Company;

  The American Note is secured by a lien on substantially all of the personal property of the Company through December 31, 1997. This lien is a first priority lien except that it is junior to (1) liens of security deposits held by credit card processors and (2) liens securing up to $15.0 million in obligations of the Company consisting of (x) secured obligations of the Company (other than credit card processor security deposit liens) existing on the date of issuance of the American Note, and (y) additional secured obligations of the Company incurred after such issuance. As of January 31, 1996, in addition to its credit card deposits, the Company had $7.6 million in secured obligations (including all amounts under the Credit Facility), the liens of which are prior to the lien of the American Note. On and after January 1, 1998, the Company is obligated to secure the American Note and the other obligations of the Company to American with a first priority lien on identified assets with a fair market value (supported by an appraisal) of at least 125.0% of the remaining outstanding principal balance of the American Note from time to time;

 . Basic rents under the Aircraft Lease Agreement have been reduced by approximately 28.0% for a period of three years, at which time basic rents would revert back to 1995 levels. The Company has agreed to pay a minimum monthly charge for maintenance services and basic rents and maintenance charges are payable monthly in arrears rather than weekly in advance. American has the right to terminate its obligation to provide aircraft maintenance services on and after January 1, 1999 upon 180 days prior notice; and

 . American's relinquishment of $2.0 million of letters of credit which secured the Company's obligations to American under the Aircraft Lease Agreement. The termination of these letters of credit increased the Company's borrowing capacity under the Credit Facility.

The arrangements with American have provided the Company with substantial benefits. The payment through the American Note of $10.0 million of deferred rents and maintenance payments otherwise due on February 7, 1996 will effectively permit the Company to make such payments in installments over the period from January 1997 to September 2001, thereby freeing up working capital for other purposes. In addition, basic rents under the Aircraft Lease Agreement have been reduced by approximately 28.0% for three years, resulting in lower operating costs. Furthermore, the release by American of the security deposit letters of credit resulted in $2.0 million of borrowing capacity becoming available to the Company under the Credit Facility. In total, these arrangements with American have further improved the Company's liquidity by approximately $15.0 million and will result in the reduction of cash operating expenses by approximately $3.0 million per year for three years.

UNIONS AND LABOR AGREEMENTS
- ---------------------------

Upon consummation of the AIP Investment and satisfaction of certain other conditions, amendments to the labor agreements for each of the Company's labor unions became effective. The modifications to the labor agreements extend the amendable date of all five contracts from February 28, 1997 to February 28, 2000. Each of the five unions agreed to certain economic concessions, which include cancellation of certain scheduled pay increases, with new pay increases to be effective December 1, 1998 and January 1, 2000. Management expects that these concessions will reduce cash operating expenses which would have been incurred by an aggregate amount of approximately $10.0 million during the two-year period ending December 1997. In exchange for the wage concessions, the Company has agreed to negotiate gain-sharing programs to provide employees the opportunity to receive wage rate increases resulting from work rule and productivity modifications, which produce cost savings to the Company. In addition, the Company has agreed to establish a profit bonus plan, which would provide all employees (other than senior management) with cash bonuses if the Company achieves certain pre-tax profit targets. The contracts as modified provide additional furlough protection to employees under certain specified circumstances. The Company and unions also have agreed to include certain additional low-cost or no-cost provisions that are specific to each of the respective union contracts. The estimated cash operating expense savings noted above do not include estimated costs associated with these gain sharing and profit bonus plan initiatives because management cannot presently determine the amount of such costs.

RIGHTS OFFERING
- ---------------

The AIP Investment agreement requires AIP to use its best efforts to cause the Company, as soon as practicable after the consummation of the AIP Investment, to make a rights offering (the "Rights Offering") pursuant to which the Company would offer to such persons as the Board of Directors shall determine at the time of the Rights Offering (which would not initially include AIP (except possibly with respect to Rights not exercised during the allotted time) but would include, among others, shareholders who hold shares at the record date for the Rights Offering and holders of options granted under the 1994 Stock Option Plan) rights to purchase shares of Class A Common Stock (the "Rights"), during a 20-day period after the issuance of the Rights, at a discount equal to at least 30.0% of the trading price of the Class A Common Stock measured over a period of time to be designated by the Board of Directors after the consummation of the AIP Investment and prior to the Rights Offering, subject to a minimum exercise price of $1.10 per Right. Unexercised Rights would be offered to certain employees, as provided in the modifications to the collective bargaining agreements described below, and possibly to AIP. The other terms and conditions of the Rights Offering, including the number of Rights to be offered, the record date for the Rights Offering and whether the Rights would be transferable, would be established by the Board of Directors at the time of the Rights Offering. It is currently expected that Rights with respect to approximately 10,000,000 shares of Class A Common Stock would be distributed, subject to the Board's determination at the time. If Rights with respect to 10,000,000 shares were distributed and exercised in full, the Rights Offering would produce gross proceeds to the Company of at least $11.0 million. The timing of the Rights Offering can not be estimated at this time. The Rights Offering would be made only by means of a separate prospectus constituting a part of a registration statement to be filed by the Company with the Securities and Exchange Commission.

The Company has agreed with GPA Group plc and its affiliate AEROUSA, Inc. (the "GPA Companies") that, if the closing of the Rights Offering shall have occurred by September 30, 1996, the Company shall repurchase all of the shares of Class A Common Stock owned by the GPA Companies and repay certain secured and unsecured promissory notes held by the GPA Companies. The stock repurchase price would be $1.10 per share and the promissory notes would be repaid at approximately 85.0% of the then carrying value of the notes, including any deferred costs and other expenses owed. Based on the number of shares owned by the GPA Companies as of January 31, 1996 and the carrying value of the notes as of such date, the Company would pay approximately $4.91 million to the GPA Companies. The Company has the option at any time prior to the Rights Offering to repurchase the GPA Companies' shares and repay their notes on the above terms.

AUTHORIZED CAPITAL STOCK; WARRANTS AND OPTIONS
- ----------------------------------------------

In connection with the AIP Investment, the Amended Articles of Incorporation of the Company, as amended were further amended to increase the authorized number of shares of Class A Common Stock from 40,000,000 shares to 60,000,000 shares. The increase in the number of authorized shares allows the Company to have a sufficient number of authorized and unissued shares of Class A Common Stock to permit the exercise of Rights under the Rights Offering and ensures that the Company will have, from time to time, an adequate number of authorized and unissued shares available for corporate purposes, such as future public and private equity offerings, to raise working capital.

Pursuant to the anti-dilution provisions of the Existing Warrants, upon the consummation of the AIP Investment, the holders of the Existing Warrants received warrants to purchase an additional 587,356 shares of Class A Common Stock exercisable at $1.71 per share. The holders of the Existing Warrants have agreed that the anti-dilution provisions will not apply in connection with the AMR Warrants and the Rights.

Options to acquire 592,500 shares of Class A Common Stock were granted in 1995 pursuant to the terms of the 1994 Stock Option Plan. As a result of an amendment to the 1994 Stock Option Plan in connection with the AIP Investment, the option exercise period was extended to February 2, 2005. The option exercise price is $1.62 per share. The aforementioned amendment to the 1994 Stock Option Plan resulted in a new measurement date for the awarded options and approximately $782,000 of noncash compensation expense was recorded in January 1996. To date, no options have been exercised.

In connection with the arrangements with American described above, the Company issued to AMR the AMR Warrants, which entitle AMR to acquire up to 1,897,946 shares of the Class A Common Stock at $1.10 per share. One-half of the AMR Warrants are immediately exercisable but the balance will only be exercisable if American and the Company enter into a code sharing agreement by January 1, 1997 regarding the placement of the two letter flight designator code for American's flights on the Company's Interisland flights. The AMR Warrants expire on September 11, 2001.

Except for shares of Class A Common Stock that have been reserved in connection with the Existing Warrants, the 1994 Stock Option Plan, the Reorganization Plan, the AMR Warrants and the Rights Offering, the Company has no present agreements or commitments to issue any additional shares of Class A Common Stock.

TAX AND NET OPERATING LOSS ("NOL") CONSIDERATIONS
- -------------------------------------------------

The Company believes that the transactions with respect to its equity following its bankruptcy reorganization, including those pertaining to the AIP Investment, issuance of the AMR Warrants, consummation of the Rights Offering, and possible purchases or sales of its stock by significant shareholders or exercises of options to acquire equity in the Company, has resulted in or has significantly increased the likelihood of an "ownership change" of the Company for purposes of
Section 382 of the Internal Revenue Code. An ownership change under Section 382 results in an annual limitation (the "Section 382 Limitation") on the amount of pre-ownership change NOLs of the Company that can be used to offset the Company's taxable income for periods following the ownership change.

Based on values used by the Company in preparing its 1994 federal income tax return, the Company's Section 382 Limitation that generally applied to all NOLs attributable to the period prior to the ownership change that resulted from the Company's bankruptcy reorganization was approximately $2.4 million, plus certain "built-in" income items that increase the Section 382 Limitation. While the Company anticipates that any ownership change resulting from the AIP Investment and its related transactions would result in a new Section 382 Limitation which is lower than the Section 382 Limitation in effect previously, the amount of such reduction and its effect on the Company (as well as the effect on the Company of subjecting NOLs incurred following the Company's bankruptcy reorganization to the Section 382 Limitation) depend on numerous issues, including but not limited to the value of the Company's equity at certain dates, the amount and timing of future taxable income and loss, and the amount of "built-in" income items of the Company. Therefore, while the effect of an ownership change resulting from the AIP Investment and its related transactions could be to increase the future tax liabilities of the Company, the precise effect of such an ownership change of the Company resulting from the AIP Investment and its related transactions is unclear.

CURRENT STATUS
- --------------

The Company's capital resources have been increased substantially due to the AIP Investment and the arrangements with American. It is anticipated that the combination of the Company's improved liquidity and reduced operating costs will enable the Company to make necessary capital expenditures, take advantage of prompt payment discounts, avoid the need to provide early payment incentives to wholesalers and become less dependent on promotional fare ticket sales to the traveling public, thereby further improving liquidity.

In addition, the Company is anticipating the consummation of the Rights Offering and is currently negotiating to increase the capacity of the Credit Facility to $15.0 million. No assurance can be given that the Company will be successful in either of these efforts. If the Company is unsuccessful, it will seek other sources of financing. However, because the Company has no remaining unencumbered assets, its access to additional sources of liquidity remains limited. If the Company is unsuccessful in obtaining additional sources of liquidity, an adverse change in events and circumstances could result in the Company being unable to meet its financial obligations after it exhausts its current and foreseeable capital resources.

The financial statements at December 31, 1995, have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary as a result of the outcome of future uncertainties. Management recognizes that the continuation of the Company as a going concern is dependent upon a return to profitable, positive cash flow operations and the generation of adequate funds to meet its ongoing obligations.

                             RESULTS OF OPERATIONS
                             ---------------------

                             1995 COMPARED TO 1994
                             ---------------------

                                  INTRODUCTION
                                  ------------

The Company understands that financial results of the Reorganized Company have been affected due to the recapitalization and adoption of fresh start reporting as of September 12, 1994 and such results are not comparable to the Predecessor. Nevertheless, the operating revenues and expenses of the Reorganized Company in 1995 have been compared to the combined operating revenues and expenses of the Reorganized Company and Predecessor in 1994. Significant differences between 1995 and 1994 as a result of the recapitalization and fresh start adjustments have been disclosed.

For the year ended December 31, 1995, the Company incurred operating and net losses of $1.9 million and $5.5 million, respectively. The 1995 operating loss represents a decrease of $10.8 million or 85.0% from the operating loss of $12.7 million in 1994.

                               OPERATING REVENUES
                               ------------------

The following table compares 1995 operating revenues to those in 1994, in thousands, by service type:


                                                        INCREASE
                           1995           1994          (DECREASE)
                         -------------------------------------------
Interisland:
 Passenger.............  $122,079      $119,750           $ 2,329
 Charter...............        33            25                 8
 Cargo.................     6,702         6,513               189
 Other.................     5,665         5,645                20
                         --------      --------           -------
                          134,479       131,933             2,546
                         --------      --------           -------
Transpac:
 Passenger.............   156,155       142,116            14,039
 Cargo.................     9,555         7,688             1,867
 Other.................     3,114         2,896               218
                         --------      --------           -------
                          168,824       152,700            16,124
                         --------      --------           -------
Southpac:
 Passenger.............    19,293        18,311               982
 Cargo.................     1,912         2,138              (226)
 Other.................       229           252               (23)
                         --------      --------           -------
                           21,434        20,701               733
                         --------      --------           -------
Overseas Charter:
 Passenger.............    22,167           646            21,521
                         --------      --------           -------
   Total...............  $346,904      $305,980           $40,924
                         ========      ========           =======

The following table compares applicable 1995 operating and financial passenger revenue statistics to those in 1994:

                                                           INCREASE
                                     1995       1994      (DECREASE)       %
                                  -------------------------------------------
Interisland:
 Revenue passengers*.......          3,721       3,639          82       2.3
 Revenue passenger miles*..        490,044     476,051      13,993       2.9
 Available seat miles*.....        937,736     854,073      83,663       9.8
 Passenger load factor.....           52.3%       55.7%       (3.4)     (6.1)
 Yield.....................           24.9c       25.2c       (0.3)c    (1.2)

Transpac:
 Revenue passengers*.......            994         880         114      13.0
 Revenue passenger miles*..      2,506,774   2,231,106     275,668      12.4
 Available seat miles*.....      3,034,177   2,857,081     177,096       6.2
 Passenger load factor.....           82.6%       78.1%        4.5       5.8
 Yield.....................            6.2c        6.4c       (0.2)c    (3.1)

Southpac:
 Revenue passengers*.......             66          65           1       1.5
 Revenue passenger miles*..        174,548     173,182       1,366       0.8
 Available seat miles*.....        266,406     284,495     (18,089)     (6.4)
 Passenger load factor.....           65.5%       60.9%        4.6       7.6
 Yield.....................           11.1c       10.6c        0.5c      4.7

Overseas Charter:
 Revenue passengers*.......            155           1         154       N/M**
 Revenue passenger miles*..            426           2         424       N/M**
 Available seat miles*.....            439           4         435       N/M**

- ---------------------

* In thousands
**  Not Meaningful

Operating revenues totaled $346.9 million in 1995 compared to $306.0 million in 1994, an increase of $40.9 million or 13.4%.

Revenues from Interisland passenger service totaled $122.1 million during 1995, an increase of $2.3 million or 1.9% from 1994 Interisland passenger revenues of $119.8 million. Increases of 2.3% and 2.9% in Interisland passengers carried and revenue passenger miles, respectively, were offset by a decrease in Interisland yield of 0.3c or 1.2%. Increases in Interisland revenue passengers carried, revenue passenger miles and available seat miles were a direct result of increased schedule frequencies due to operational concepts such as the Island Shuttle operating for a full year in 1995 versus a partial year in 1994 and the use of promotional fare ticket programs to stimulate traffic and increase liquidity. The promotional fare ticket programs, however, were also the primary cause of dilution in the 1995 Interisland yield.

Revenues from Transpac passenger operations amounted to $156.2 million during 1995 compared to $142.1 million in 1994, an increase of $14.0 million or 9.9%. The increase in Transpac passenger revenues resulted primarily from an increase in Transpac load factor of 5.8%. The increase in load factor was offset by a 0.2c or 3.1% decrease in Transpac yield year over year. Transpac yields were affected by heavy pricing competition in the Transpac market and similar to above, the effects of promotional fare ticket programs.

Southpac passenger revenues in 1995 totaled $19.3 million, representing an increase of $982,000 or 5.4% from 1994. Both Southpac load factor and yield increased year over year by 7.6% and 4.7%, respectively. The increase in yield is primarily attributable to increases to all Southpac fares in late 1994.

Transpac cargo revenues increased by $1.9 million or 24.3% from 1994. Increased frequency in its Transpac routes allowed the Company to transport 5.1 or 48.4% more tons of freight in 1995. The increase in tonnage was offset by a decrease in yield year over year of 5.9c or 16.3%. The decrease in Transpac cargo yield was primarily caused by a change in mix as the Company carried more agricultural and bulk freight in 1995 versus 1994.

Overseas charter revenues of $22.2 million were earned in 1995 due to the commencement of charter operations between Honolulu, Hawaii and Las Vegas, Nevada in 1995.

                               OPERATING EXPENSES
                               ------------------

The following table compares operating expenses for 1995 with 1994 by major category, in thousands:

                                                         INCREASE
                                 1995         1994      (DECREASE)
                               -------------------------------------
Wages and benefits..........    $108,274    $102,670      $ 5,604
Aircraft fuel, including
 taxes and oil..............      56,724      47,682        9,042
Maintenance materials and
 repairs....................      60,581      46,541       14,040
Aircraft rentals............      16,477      23,966       (7,489)
Purchased services..........      20,192      19,866          326
Sales commissions...........      13,875      12,841        1,034
Rentals other than aircraft
 and engines................       9,021       9,633         (612)
Passenger food..............       8,185       8,972         (787)
Depreciation and
 amortization...............       7,859       6,797        1,062
Landing fees................       8,202       6,793        1,409
Reservation fees and
 services...................       6,808       6,635          173
Advertising and promotion...       8,301       4,909        3,392
Personnel expenses..........       3,868       4,056         (188)
Insurance-bill and liability       3,920       3,388          532
Interrupted trips...........       1,823       2,038         (215)
Early retirement provision..       2,000          --        2,000
Nonreorganization
 professional and legal
 fees.......................       2,032       1,656          376
Other.......................      10,663      10,226          437
                                --------    --------      -------
   Total....................    $348,805    $318,669      $30,136
                                ========    ========      =======


Operating expenses totaled $348.8 million in 1995, an increase of $30.1 million or 9.4% from total operating expenses of $318.7 million in 1994.

Wages and benefits increased $5.6 million or 5.5% in 1995. The increase is primarily attributed to (1) $3.6 million of additional wages and benefits due to 5.0% to 6.7% wage increases effective September 1, 1994 and (2) $2.0 million of noncash compensation expense recognized under the provisions of a 1994 Stock Option Plan for officers and key employees of the Company.

Aircraft fuel, including taxes and oil, increased by $9.0 million or 19.0% from $47.7 in 1994 to $56.7 million in 1995. While average cost per gallon remained relatively stable year over year at $0.61, the Company consumed

14.0 million or 17.9% more gallons in 1995 than 1994, primarily due to increased frequencies on the Company's Interisland and Transpac routes.

Maintenance materials and repairs totaled $60.5 million in 1995 an increase of $14.0 million or 30.1% over 1994. The Company incurred approximately $9.8 million less in L-1011 and DHC-7 maintenance costs in 1995 as these aircraft were phased out during 1994. However, $23.8 million of additional maintenance was incurred in 1995 for the Company's DC-10-10 and DC-9-50 fleets.

Aircraft rentals decreased by $7.5 million or 31.2% year over year. The decrease was a net result of (1) $7.7 million less in DHC-7 and L-1011 aircraft rents, again as these aircraft were phased out during 1994; (2) $4.2 million less in DC-9-50 aircraft and engine rents due to such rents being restructured on the Effective Date; and (3) $4.4 million more in rents for DC-10-10 aircraft.

Sales commissions totaled $13.9 million in 1995, an increase of $1.1 million or 8.6% over total sales commissions of $12.8 million in 1994. The increase is primarily attributable to $1.0 million in additional commissions related to incentive programs offered to wholesalers designed to stimulate traffic.

Depreciation and amortization increased by $1.1 million or 15.6%. An additional $2.5 million of amortization of reorganization value in excess of identifiable assets in 1995 was offset by $1.7 million less in depreciation from the reclassification of approximately $13.5 million of Property and equipment to Assets held for sale on the Effective Date.

Landing fees increased by $1.4 million or 20.7% to $8.2 million in 1995. The increase was principally caused by increased frequencies in the Interisland and Transpac markets, specifically Los Angeles, Las Vegas and Portland.

Advertising and promotion totaled $8.3 million in 1995, an increase of $3.4 million or 69.1% over 1994, a direct result of efforts to increase the Company's exposure in the Interisland and West Coast markets through advertising and telecommunications media.

Other operating expenses in 1995 were reduced by the reversal of $1.8 million in preconfirmation contingency accruals initially provided for on the Effective Date.

Early retirement provision of $2.0 million represents the estimated effects on the Company's pension and postretirement benefit obligations from the early retirement program offered in the first quarter of 1995.

                         NONOPERATING INCOME (EXPENSE)
                         -----------------------------

Reorganization expenses in 1994 totaled $14.0 million and principally represents $5.7 million and $7.6 million in legal and professional fees and employee concession claims, respectively, associated with the Predecessor's Chapter 11 process and $638,000 in fresh start adjustments recorded on the Effective Date in accordance with SOP 90-7.

                              EXTRAORDINARY ITEMS
                              -------------------

An extraordinary gain of approximately $190.1 million was recorded in the third quarter of 1994 primarily due to the extinguishment of prepetition obligations.

                         NEW ACCOUNTING PRONOUNCEMENTS
                         -----------------------------

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

The Company plans to adopt SFAS No. 121 in 1996. Restatement of previously issued financial statements is not permitted. The Company does not believe that adoption of SFAS No. 121 will have a material impact on its financial condition or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires footnote disclosure of pro forma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will comply with the disclosure requirements of SFAS No. 123 in its 1996 financial statements.

                             1994 COMPARED TO 1993
                             ---------------------

                                  INTRODUCTION
                                  ------------

The Company believes that its operating revenues and expenses after the Effective Date have been presented on a basis which is in all material respects consistent with the presentation of operating revenues and expenses before the Effective Date. Therefore, operating revenues and expenses of the Reorganized Company and the Predecessor in 1994 have been combined for purposes of comparison to 1993.

Excluding nonrecurring items, the Company's operating and net losses for 1994 decreased over 1993 by $12.1 million and $16.0 million, respectively, to $12.7 million and $12.9 million, respectively.

                               OPERATING REVENUES
                               ------------------

The following table compares 1994 operating revenues to those in 1993, in thousands, by service type:

                                                         INCREASE
                           1994           1993          (DECREASE)
                         -------------------------------------------
Interisland:
 Passenger.............  $119,750      $118,530           $ 1,220
 Charter...............        25         1,016              (991)
 Cargo.................     6,513         6,954              (441)
 Other.................     5,645         5,569                76
                         --------      --------           -------
                          131,933       132,069              (136)
                         --------      --------           -------
Transpac:
 Passenger.............   142,116       136,543             5,573
 Cargo.................     7,688         6,121             1,567
 Other.................     2,896         2,669               227
                         --------      --------           -------
                          152,700       145,333             7,367
                         --------      --------           -------
Southpac:
 Passenger.............    18,311        18,313                (2)
 Cargo.................     2,138         1,925               213
 Other.................       252           178                74
                         --------      --------           -------
                           20,701        20,416               285
                         --------      --------           -------
Overseas Charter:
 Passenger.............       646         6,153            (5,507)
 Other.................        --           138              (138)
                         --------      --------           -------
                              646         6,291            (5,645)
                         --------      --------           -------
   Total...............  $305,980      $304,109           $ 1,871
                         ========      ========           =======

The following table compares applicable 1994 operating and financial passenger revenue statistics to those in 1993:


                                                           INCREASE
                                     1994       1993      (DECREASE)       %
                                  -------------------------------------------
Interisland:
 Revenue passengers*.......          3,639       3,386         253       7.5
 Revenue passenger miles*..        476,051     438,979      37,072       8.4
 Available seat miles*.....        854,073     770,171      83,902      10.9
 Passenger load factor.....           55.7%       57.0%       (1.3)     (2.3)
 Yield.....................           25.2c       27.0c       (1.8)c    (6.7)

Transpac:
 Revenue passengers*.......            880         885          (5)     (0.6)
 Revenue passenger miles*..      2,231,106   2,257,472     (26,366)     (1.2)
 Available seat miles*.....      2,857,081   2,784,980      72,101       2.6
 Passenger load factor.....           78.1%       81.1%       (3.0)     (3.7)
 Yield.....................            6.4c        6.0c        0.4c      6.7

Southpac:
 Revenue passengers*.......             65          66          (1)     (1.5)
 Revenue passenger miles*..        173,182     174,262      (1,080)     (0.6)
 Available seat miles*.....        284,495     294,983     (10,488)     (3.6)
 Passenger load factor.....           60.9%       59.1%        1.8       3.0
 Yield.....................           10.6c       10.5c        0.1c      1.0

- -------------------
* In thousands

Operating revenues totaled $306.0 million in 1994 compared to $304.1 million in 1993, an increase of $1.9 million or 0.6%.

Revenues from Interisland passenger service totaled $119.8 million during 1994, an increase of $1.2 million or 1.0% from 1993 Interisland passenger revenues of $118.5 million. Increases of 7.5% and 8.4% in Interisland passengers carried and revenue passenger miles, respectively, were offset by a decrease in Interisland yield of 1.8c or 6.7%. Increases in revenue passengers carried, revenue passenger miles and available seat miles were a direct result of (1) the utilization of 13 DC-9-50 aircraft during a majority of 1994 versus four DHC-7 and, on average nine DC-9-50 aircraft in 1993; and (2) increased passenger counts due to the overall increase in Hawaii tourism year over year and, newly implemented operational concepts such as the Island Shuttle to Maui and Kauai and promotional fare ticket programs. However, the promotional fare ticket programs, such as those held in the second and fourth quarters of 1994, were also the primary cause of dilution in the 1994 Interisland yield.

Revenues from Transpac passenger operations amounted to $142.1 million during 1994 compared to $136.5 million in 1993, an increase of $5.6 million or 4.1%. The increase in Transpac passenger revenues resulted primarily from a 0.4c or 6.7% increase in Transpac yield year over year. The increase in yield was offset by decreases in revenue passengers carried and revenue passenger miles of 0.6% and 1.2%, respectively. As noted above, promotional fare ticket programs were held in 1994, with a portion of such promotional fare ticket programs associated with Transpac routes. Such allocations assisted in increasing Transpac yields in 1994 as no such allocations were made in 1993. Decreases in Transpac revenue passengers carried, revenue passenger miles flown and available seat miles were a direct result of the Company completing in 1994 its transition to an all DC-10-10 aircraft fleet from an all L-1011 fleet. In their current configuration, at full load, the DC-10-10 on average accommodates 35 less passengers than the L-1011.

Southpac passenger revenues in 1994 remained comparable to 1993 at $18.3 million. While period over period revenue passengers carried and revenue passenger miles decreased by 1.5% and 0.6%, respectively, Southpac yield increased by 0.1c or 1.0%. Again, decreases in Southpac revenue passengers carried, revenue passenger miles flown and available seat miles may be attributed to the transition to an all DC-10-10 aircraft fleet in 1994.
Southpac yields increased due to the downsized operations of a competitor in the Southpac market in 1994.

Transpac cargo revenues increased by $1.6 million or 26.2% from 1993. Increased frequency in its Transpac routes allowed the Company to transport 5.4 million or 34.3% more pounds of freight in 1994. The increase in tonnage was offset by a decrease in yield year over year of 2.5c or 6.4%.

Overseas charter revenues decreased by $5.5 million or 88.7% upon comparison of 1994 to 1993. A majority of the decrease is associated with the Predecessor obtaining in 1993 a $3.9 million settlement from the Military Airlift Command for charter operations during Operations Desert Shield and Desert Storm in 1991 and 1990.

                               OPERATING EXPENSES
                               ------------------

The following table compares operating expenses for 1994 with 1993 by major category, in thousands:

                                                         INCREASE
                                 1994         1993      (DECREASE)
                               -------------------------------------
Wages and benefits..........    $102,670    $101,292      $ 1,378
Aircraft fuel, including
 taxes and oil..............      47,682      49,777       (2,095)
Maintenance materials and
 repairs....................      46,541      40,986        5,555
Aircraft rentals............      23,966      29,342       (5,376)
Purchased services..........      19,866      17,789        2,077
Sales commissions...........      12,841      11,153        1,688
Rentals other than aircraft
 and engines................       9,633       7,292        2,341
Passenger food..............       8,972       8,150          822
Depreciation and
 amortization...............       6,797       7,442         (645)
Landing fees................       6,793       4,803        1,990
Reservation fees and
 services...................       6,635       5,762          873
Advertising an promotion....       4,909       3,154        1,755
Personnel expenses..........       4,056       4,199         (143)
Insurance-bill and liability
Interrupted tripe...........       3,388       2,126        1,262
Early retirement provision..       2,038       4,074       (2,036)
Nonreorganization
 professional and legal
 fees.......................       1,656       3,872       (2,216)
Restructuring charges.......          --      14,000      (14,000)
Other.......................      10,226      13,734       (3,508)
                                --------    --------     --------
   Total....................    $318,669    $328,947     $(10,278)
                                ========    ========     ========

Operating expenses totaled $318.7 million in 1994, a decrease of $10.2 million or 3.1% from total operating expenses of $328.9 million in 1993.

Wages and benefits increased $1.4 million or 1.4% in 1994. The increase is primarily attributed to 5.0% to 6.7% wage increases effective September 1, 1994.

Aircraft fuel, including taxes and oil decreased by $2.1 million or 4.2% from $49.8 in 1993 to $47.7 million in 1994. In addition to a $0.05 or 8.2% decrease in average cost per gallon year over year, the Company incurred approximately $2.3 million less in aircraft fuel expense in 1994 due to the phase out of its DC-8 aircraft in 1993.

Maintenance materials and repairs totaled $46.5 million in 1994 an increase of $5.6 million or 13.7% over 1993. On a net basis, the Company incurred approximately $5.1 million in additional maintenance expense from the DC-10-10 aircraft transitioned in 1994.

Aircraft rentals decreased by $5.4 million or 18.3%, of which $4.1 million represents decreased rents due to DC-9-50 aircraft operating under capital versus operating leases in 1994 and other DC-9-50 aircraft operating lease rents being restructured on the Effective Date. Approximately $1.3 million of the decrease is attributable to decreased rents associated with phased out L-1011, DHC-7 and DC-8 aircraft in 1994 and 1993.

Purchased services increased $2.1 million or 11.8%, to $19.9 million in 1994 from $17.8 million in 1993. The Company incurred an additional $1.6 million in costs in 1994 associated with simulator training, operation of its flight operating system, credit card fees and outsourced computer mainframe services.

Sales commissions totaled $12.8 million in 1994, an increase of $1.6 million or 14.3% over total sales commissions of $11.2 million in 1993. The increase is primarily attributable to an 18.0% increase in commissionable sales processed through area settlement plans.

Rentals other than aircraft and engines totaled $9.6 million in 1994 versus $7.3 million in 1993. The $2.3 million or 31.5% increase is due to increased space rental rates and additional joint use and system support expenses charged primarily by the State of Hawaii airport authorities.

Landing fees increased by $2.0 million or 41.6% to $6.8 million in 1994. Increases associated with DC-9-50 aircraft landings and wide-body aircraft landings of $1.4 million and $900,000, respectively, were experienced in 1994. Such increases were due to (1) increased landing fee rates in Hawaii and Los Angeles, California and (2) increased frequency due to implementation of the Island Shuttle, schedule changes to Los Angeles, California and Las Vegas, Nevada and commencement of scheduled service to Portland, Oregon.

Advertising and promotion totaled $4.9 million in 1994, an increase of $1.8 million or 58.1% over 1993. Approximately $900,000 is due to a conscious effort by management to increase the Company's exposure through advertising and promotional media, especially on the U.S. West Coast. Another $200,000 of additional expenses were incurred in connection with the Company's participation in American's frequent flyer program.

Insurance-hull and liability increased from $2.1 million in 1993 to $3.4 million in 1994. The $1.3 million or 61.9% increase was mainly due to an 84.2% increase in the applicable premium rate for liability applied to the Company's revenue passenger miles in 1994.

Interrupted trip expense decreased by $2.0 million or 49.9% year over year. The Company experienced $1.8 million less in flight interruption manifest and denied boarding expenses due to its continual efforts to improve customer service and on-time performance.

Nonreorganization professional and legal fees decreased $2.2 million period over period due to a majority of professional and legal fees being classified, in accordance with the provisions of SOP 90-7 as reorganization expenses during the year 1994.

Restructuring charges in 1993 represent the Predecessor's provision for the anticipated return and termination of five of its DC-9-50 aircraft in the second quarter of 1993.

                         NONOPERATING INCOME (EXPENSE)
                         -----------------------------

Reorganization expenses in 1993 of $52.6 million primarily consists of $47.1 million in anticipated L-1011 and DHC-7 aircraft rental and return costs, $4.7 million for the write-off of related flight equipment leasehold improvements and $800,000 in legal and professional fees.

                              EXTRAORDINARY ITEMS
                              -------------------

The $12.1 million extraordinary item in 1993 represents a one-time non-monetary gain due to the reduction in the net accrued pension benefit obligation of the Predecessor. Effective October 1, 1993, the IAM and salaried employee defined benefit pension plans were frozen with no future pay or credited service increases.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
            --------------------------------------------

The Reorganized Company's and Predecessor's Financial Statements, accompanying Notes and related Independent Auditors' Report and Selected Financial and Statistical Data are contained in Part IV, Item 14 of this Form 10-K and are incorporated herein by reference.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

None.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
          ------------------------------------------------------------

                           DIRECTORS OF THE COMPANY
                           ------------------------

The following eleven Directors comprise the Board of Directors of the Company.

JOHN W. ADAMS has been Chairman of the Board since February 2, 1996. He has been the President of Smith Management Company, a New York based investment firm since 1984. He has been Chairman of the Board of Directors of Regency Health Services, Inc. since 1994. He is also Chairman of the Board of Servico, Inc. and a director of Harvard Industries, Inc. He has been a director of Hawaiian since January 31, 1996. Age 52.

TODD G. COLE was Chairman and Chief Executive Officer of CIT Financial Corporation from 1982 until his retirement in 1986. He has served as Managing Director of SH&E, Inc., a consulting firm specializing in aviation from 1992 until 1995, President and Chief Executive Officer of Frontier Airlines, Inc. D.I.P. from 1986 until 1990 and Vice Chairman of Eastern Airlines, Inc. D.I.P. from 1989 until 1991. He is Vice Chairman of CapMAC Holdings, Inc. and is a Director of Kaiser Ventures, Inc., NAC Re Corporation, Delta Insurance Corporation, Dillon Read Structured Finance Corporation and Arrow Air, Inc. He has been a director of Hawaiian since 1994. He is member of the Audit Committee. Age 74.

RICHARD F. CONWAY has been Vice President of Smith Management Company since 1994. He was Senior Vice President of Needham & Company, a New York based investment banking firm from 1992 until 1994 and he was Vice President of Security Pacific Merchant Bank from 1990 until 1991. He is a director of Inland Resources, Inc. He has been a director of Hawaiian since January 31, 1996. He is Chairman of the Nominating Committee and a member of the Compensation Committee. Age 42.

ROBERT G. COO has been an independent financial consultant since 1995. He was Vice President, Chief Financial Officer and Secretary of Pengo Industries, Inc., an industrial holding company, from 1990 until 1995. He is a director of First National Bank in San Diego, California and of Regency Health Services, Inc. in Tustin, California. He has been a director of Hawaiian since January 31, 1996. He is the Chairman of the Audit Committee and a member of the Nominating Committee. Age 54.

CAROL A. FUKUNAGA has been a Hawaii State Senator since 1992. She was a Hawaii State House of Representative from 1978 until 1992. She has been a director of Hawaiian since 1991. She is a member of the Nominating Committee. Age 48.

WILLIAM BOYCE LUM is a psychologist and an attorney. He has been on the faculty and a training analyst with the Institute for Psychoanalysis and Psychotherapy of New Jersey since 1988. He has been Of Counsel with the law firm of Lum, Danzis, Drasco, Positan & Kleinberg in Roseland, New Jersey since 1981. He was a director of The Summit Bancorporation from 1981 until 1996. He has been a director of Hawaiian since January 31, 1996. Age 57.

RICHARD K. MATROS has been Chief Executive Officer and President of Regency Health Care Services, Inc. since April 1994. He was Chief Executive Officer and President of Care Enterprises, Inc. from January 1994 until April 1994, at which time Care Enterprises, Inc. was merged into Regency Health Care Services, Inc. He was President and Chief Operating Officer of Care Enterprises, Inc. from 1991 until January 1994 and Executive Vice President of Operations of Care Enterprises, Inc. from 1988 until 1991. He has been President of the California Association of Health Facilities since 1995. He has been a director of Hawaiian since January 31, 1996. He is the Chairman of the Compensation Committee. Age 42.

RENO F. MORELLA has been a pilot for Hawaiian since 1983. He is currently a Captain on the DC-10. He has been Chairman of the Hawaiian Master Executive Council of ALPA since 1994. He was the First Officer

Category Representative for Council 102 of ALPA from 1993 until 1994. He has been a director of Hawaiian since March 1, 1996. Age 47.

BRUCE R. NOBLES has been the President and Chief Executive Officer of Hawaiian since 1993. He was Chairman of the Board of Hawaiian from September 1994 until February 1996. In 1991 he was President and Chief Executive Officer of L'Express, Inc. in New Orleans, Louisiana. He was President and Chief Operating Officer of Trump Shuttle, Inc. in New York, New York from 1988 until 1990. He has been a director of Hawaiian since 1993. Age 49.

SAMSON POOMAIHEALANI has been the Assistant General Chairman of the Airline Machinists District 141 of the IAM since 1987. He has been a mechanic for United Airlines, Inc. since 1963. He has been a director of Hawaiian since 1990. He is a member of the Compensation Committee. Age 54.

EDWARD Z. SAFADY has been a Vice President of Smith Management Company since October 1995. He was President and Chief Executive Officer of Liberty National Bank in Austin, Texas from 1988 until 1995. He currently serves as Chairman of the Board of Norwest Bank Texas in Austin, Texas. He is also Chairman of the Board of First National Bank in San Diego, California and a director of U.S. Medical Products, Inc. He has been a director of Hawaiian since January 31,1996. He is a member of the Audit Committee. Age 38.

Information provided in Item 12. Securities Ownership Of Certain Beneficial Owners And Management--Changes in Control Arrangements of this Form 10-K is incorporated herein by reference.

                       EXECUTIVE OFFICERS OF THE COMPANY
                       ---------------------------------

The following eleven officers comprise the Executive Officers of the Company.

BRUCE R. NOBLES has been the President and Chief Executive Officer of Hawaiian since 1993. See description in "Directors of the Company" above for other principal occupations during the past five years. Age 49.

FRANK L. FORSTER has been the Senior Vice President and Chief Operating Officer of Hawaiian since 1994. He was a consultant Maintenance Advisor for Hawaiian from 1991 until 1994 and Vice President- Maintenance and Engineering for Hawaiian from 1990 until 1991. Age 56.

C.J. DAVID DAVIES has been Senior Vice President-Finance and Chief Financial Officer for Hawaiian since 1993. From 1976 until 1992, he was Senior Vice President, Treasurer and Chief Financial Officer of Pan American World Airways, Inc. in New York, New York. Age 58.

PETER W. JENKINS has been Senior Vice President-Marketing and Sales for Hawaiian since 1994. He was the Director of Communications at ITT Sheraton Corporation from 1987 until 1994 in Honolulu, Hawaii. Age 54.

RAE A. CAPPS has been Vice President, General Counsel and Corporate Secretary of Hawaiian since 1993. She was an attorney at the Law Firm of Goodsill Anderson Quinn & Stifel in Honolulu, Hawaii from 1990 until 1993. Age 43.

CLARENCE K. LYMAN has been Vice President-Finance, Treasurer and Assistant Corporate Secretary of Hawaiian since 1991. He was Vice President-Treasurer and Assistant Corporate Secretary of Hawaiian from 1989 until 1991. Age 49.

ALEXANDER D. JAMILE has been Vice President-Government and Community Affairs of Hawaiian since 1993. He was Vice President-Administration/Governmental and Community Affairs of Hawaiian from 1992 until 1993. From 1987 until 1992, he was Director-Operations at Young Bros., Ltd. in Honolulu, Hawaii. Age 56.

JOHN P. SOLOMITO has been Vice President-Customer Services of Hawaiian since 1992. He was the General Manager of Pan American World Airways, Inc. in Los Angeles, California from 1988 until 1992. Age 57.

JAMES H. DAVIS, JR. has been Vice President-Flight Operations of Hawaiian since 1995. Prior to that, he was a Partner and Vice President of Operations of Hawaii Aviation Contract Services, Inc. from 1990 until 1994. He was also the DC-10 Chief Pilot of Japan Air Charter from 1990 until 1994. He was a Wide Body Line Captain and Chief Pilot of International Operations of Hawaiian from 1968 until 1990. Age 57.

GLEN L. STEWART has been Vice President-Transpacific and Southpacific Marketing of Hawaiian since 1993. He was Senior Vice President-Transpacific of Hawaiian from 1991 to 1993, Senior Vice President-North American Sales of Hawaiian in 1991 and Senior Vice President-Finance and Chief Financial Officer of Hawaiian from 1989 until 1991. Age 53.

GLENN G. TANIGUCHI has been Vice President-Schedule Planning and Reservations of Hawaiian since 1995. He was Staff Vice President-Schedule Planning and Reservations for Hawaiian from 1991 until 1995 and Director-Schedule Planning and Reservations of Hawaiian from 1986 until 1991. Age 52.

All officers are appointed annually by the Board of Directors at the Board of Directors' first meeting after the annual meeting of the stockholders at which the Board of Directors is elected.

No executive officer or director of the Company bears any relationship by blood, marriage or adoption to any other executive officer or director, except for Mr. Adams and Mr. Coo, who are related through marriage.

In September 1993, the Company, HAL, INC. and West Maui Airport, Inc. filed a voluntary petition of relief under Chapter 11. At the time or within two years before the time of the Chapter 11 filing, the present executive officers of the Company except Messrs. Forster, Jenkins, Taniguchi and Davis were executive officers of the Company, HAL, INC. and/or West Maui Airport, Inc. and Messrs. Nobles and Poomaihealani and Ms. Fukunaga were directors of the Company, HAL, INC. and/or West Maui Airport, Inc.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
               -------------------------------------------------

Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC and the Company initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Based upon the information supplied to it by such persons, the Company is required to report any known failure to file these reports within the period specified by the instructions to the reporting forms. To the knowledge of the Company, based upon a review of the Section 16(a) reports furnished to the Company and the written representations of officers and directors, all these filing requirements were satisfied by the Company's directors and executive officers with respect to 1995.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

The following Summary Compensation Table sets forth certain information regarding compensation paid for the last three fiscal years to the Company's Chief Executive Officer and its four other most highly compensated executive officers of the Company ("Named Executive Officers") whose salary and bonus exceeded $100,000 in the 1995 fiscal year.

                          SUMMARY COMPENSATION TABLE
                          --------------------------

                                                                                         Long-Term
                                                                                       Compensation
                                      Annual Compensation                                 Awards
                                     -----------------------                           ------------
                                                                                        Securities
    Name and Principal               Salary           Bonus          Other Annual       Underlying
         Position            Year      ($)             ($)           Compensation        Options*
    ------------------       ----    -------         -------         ------------       ----------
Bruce R. Nobles              1995    295,000               -             41,200/(1)/      300,000
President and Chief          1994    199,166          53,106             40,643/(1)/            -
Executive Officer            1993    100,454/(2)/     50,000/(4)/        39,590/(1)/            -

Frank L. Forster             1995    187,083               -              /(2)/            60,000
Senior Vice President and    1994    100,250/(3)/     17,500              /(2)/                 -
Chief Operating Officer      1993          -               -                  -                 -

C.J. David Davies            1995    182,292               -              /(2)/            65,000
Senior Vice President-       1994    120,000          25,000              /(2)/                 -
Finance and Chief            1993     50,000               -              /(2)/                 -
Financial Officer

Peter W. Jenkins             1995    177,500               -              /(2)/            40,000
Senior Vice President-       1994     72,170/(3)/      5,000              /(2)/                 -
Marketing and Sales          1993          -               -                  -                 -

Clarence K. Lyman            1995    105,625               -                  -            50,000
Vice President-Finance,      1994     95,000          17,500                  -                 -
Treasurer and Assistant      1993     79,479               -              /(2)/                 -
Corporate Secretary

______________

* The options are fully vested and exerciseable. They were granted to certain key executive officers of the Company on February 2, 1995 pursuant to the 1994 Stock Option Plan, as amended. See "Option Grants in the Last Fiscal Year" and "Aggregated Option Exercises in the Last Fiscal Year ("F-Y"), and F-Y End Option Value."

1 Includes a housing allowance of $36,000 in both 1995 and 1994, $20,000 in 1993 and certain Company or HAL, INC. related club and business expenses.

2 The Company provides various perquisites to its executives which are not disclosed pursuant to SEC regulations. The value of such perquisites is less than 10% of the Named Executive Officer's combined salary and bonus.

3 These salaries represent the actual amounts paid to the Named Executive Officer as the Named Executive Officer was not employed by the Company for the entire calendar year. Mr. Nobles' reflected compensation is for the period beginning June 10, 1993 through December 31, 1993. Mr. Davies' reflected compensation is for the period beginning July 16, 1993 through December 31, 1993. Mr. Forster's compensation reflects a consulting fee for the months January and February 1994, as well as Chief Operating Officer compensation for the period March 1, 1994 through December 31, 1994.

4    This amount represents a signing bonus intended to cover moving expenses.

The following table sets forth the aggregated option exercises in the last fiscal year and fiscal year end option value for each of the Named Executive Officers in 1995.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR ("F-Y"), AND FY-END OPTION VALUE
- --------------------------------------------------------------------------------

                                                              Number of Securities
                                                                    Underlying         Value of Unexercised In-
                                                              Unexercised Option at      the-Money Options at
                     Shares Acquired                                FY-End (#)                FY-End ($)
Name                 on Exercise (#)    Value Realized ($)         Exercisable              Exercisable/1/
- ---------------------------------------------------------------------------------------------------------------
Bruce R. Nobles             0                    0                   300,000                   207,750
Frank L. Forster            0                    0                    60,000                    41,550
C.J. David Davies           0                    0                    65,000                    45,013
Peter W. Jenkins            0                    0                    40,000                    27,700
Clarence K. Lyman           0                    0                    50,000                    34,625

- ----------------

/1/ Based on the market value of the Class A Common Stock of $2.3125 on the close of business on December 29, 1995, less the exercise price of $1.62.

The following table sets forth the option grants to the Named Executive Officers under the Hawaiian Airlines, Inc. 1994 Stock Option Plan, as amended in fiscal year 1995.

                       OPTION GRANTS IN LAST FISCAL YEAR
                       ---------------------------------


                                            Individual Grants
                     -------------------------------------------------------
                                       % of Total                                Potential Realizable Value at
                       Number of        Options                                     Assumed Annual Rates of
                       Securities      Granted to    Exercise                    Stock Price Appreciation for
                       Underlying      Employees      or Base                            Option Term/3/
                        Options        in Fiscal       Price      Expiration
Name                 Granted (#)/1/       Year       ($/Sh)/2/       Date          5% ($)            10% ($)
- ----                 --------------    ----------    ---------    ----------     ---------          ---------
Bruce R. Nobles         300,000           50.6%         1.62        2/2/05       1,292,753          2,356,367
Frank Forster            60,000           10.1%         1.62        2/2/05         258,551            469,273
C.J. David Davies        65,000           11.0%         1.62        2/2/05         280,096            508,379
Peter W. Jenkins         40,000            6.8%         1.62        2/2/05         172,367            312,849
Clarence Lyman           50,000            8.4%         1.62        2/2/05         215,459            391,061

- ------------------
1 The options are fully vested and currently exerciseable pursuant to the terms of the 1994 Stock Option Plan, as amended. The Company may withhold shares to pay the withholding tax or exercise price.

2 The exercise price is $1.62 per share. The Committee administering the Plan (the "Committee"), with the consent of the optionee, may amend the terms of any Option to provide that the exercise price of the shares remaining subject to the option shall be reestablished at an exercise price determined by the Committee at the date the terms of such options are amended.

3 Because no shares of Class A Common Stock had been issued upon the date of grant, the price used for calculating the potential realizable value at assumed annual rates of stock price appreciation is $3.64, the price at which each share was valued on the Effective Date prior to the distribution of the Class A Common Stock following the Reorganization. There can be no assurance provided to any executive officer or other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level.

          HAWAIIAN AIRLINES, INC. PENSION PLAN FOR SALARIED EMPLOYEES
          -----------------------------------------------------------

The Company has several retirement plans covering a substantial number of its employees. The Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (the "Salaried Plan") covers those directors and officers who are employees of the Company hired prior to September 1, 1992. Effective October 1, 1993, the Salaried Plan was frozen. The Salaried Plan continued after the Effective Date of the Plan of Reorganization, but credited service is not recognized after September 1993 and the 1994 calendar year compensation is not taken into account.

Benefits paid under the Salaried Plan are primarily determined by the number of years the employee participated in the Salaried Plan through October 1, 1993 and the employee's average compensation for the five consecutive calendar years through 1993 that results in the highest average. For purposes of the Salaried Plan, compensation includes only base compensation; overtime, bonuses and other forms of compensation are not included.

The following table shows the annual amounts payable in the form of a single life annuity commencing at age 65 under the current provisions of the Salaried Plan, without regard to any survivor options, based on assumed earnings for various years of participation, as indicated. The benefits shown in the table are not subject to a deduction for Social Security payments.

  Assumed Average
Annual Earnings for
    Highest Five                        Years of Participation
Consecutive Calendar
       Years
- --------------------    ---------------------------------------------------
                          15         20         25         30         35
                        -------    -------    -------    -------    -------
      $ 25,000          $ 6,000    $ 8,000    $10,000    $12,000    $14,000
        50,000          $12,000    $16,000    $20,000    $24,000    $28,000
        75,000          $18,000    $24,000    $30,000    $36,000    $42,000
       100,000          $24,000    $32,000    $40,000    $48,000    $56,000
       125,000          $30,000    $40,000    $50,000    $60,000    $70,000
       150,000/(1)/     $36,000    $48,000    $60,000    $72,000    $84,000

- ------------------
1 Pursuant to Section 401 of the Internal Revenue Code, effective January 1, 1994, no more than $150,000 (as adjusted from time to time by the Internal Revenue Service) of compensation may be taken into consideration in calculating benefits payable under the Salaried Plan.

The years of credited service as of October 1, 1993 and the 1995 calendar year compensation covered by the Salaried Plan for Messrs. Forster and Lyman are 2.58 years and $0 and 7.17 years and $0, respectively. Compensation earned in the 1995 calendar year is not taken into account when calculating final average earnings under the Salaried Plan because the Salaried Plan was frozen as of October 1, 1993. Messrs. Nobles, Davies and Jenkins are not eligible to participate under the Salaried Plan.

                           COMPENSATION OF DIRECTORS
                           -------------------------

For the portion of 1994 prior to the Effective Date of the Reorganization
Plan, the directors of the Company received no compensation for their service as directors. From and after the Effective Date, all outside directors of the Company are entitled to receive a retainer fee of $12,000 per year, an attendance fee of $1,250 for each meeting of the Board of Directors and an attendance fee of $500 for each committee meeting (collectively, "Directors' Fees"). The Company provides travel from the mainland to Hawaii for Board of Directors meetings, as well as one night hotel and ground transportation as needed. For their service as directors of the Company from the Effective Date through December 31, 1994, the outside Directors earned a $4,000 retainer fee, except for former director Mr. David Urrea who, pursuant to his wishes, only accepted reimbursement for expenses incurred in attending meetings. For their service as directors of the Company for fiscal year 1995, the outside directors earned a $12,000 retainer fee, except for Mr. Urrea who, pursuant to his wishes, is only accepting reimbursement for expenses incurred in attending meetings. Mr. Nobles does not receive Directors' Fees. In February 1995, the Board of Directors resolved to defer payment of their Directors' Fees until January 1996. In December 1995, the Board of Directors decided to further defer the directors' fees earned in 1994 and 1995 until consummation of the Investment. Thus, Directors' Fees earned by the directors in 1994 and 1995 were paid by March 1996.

             EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND
             ---------------------------------------------------
                        CHANGE-IN-CONTROL ARRANGEMENTS
                        ------------------------------

There are currently no employment contracts between the Company and any of its executive officers.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
          -----------------------------------------------------------

During 1995, the Compensation Committee consisted of former directors Messrs. Martin Anderson and Clifton Kagawa and current director Mr. Todd Cole.

During 1995, the law firm Goodsill Anderson Quinn & Stifel, of which Mr. Anderson, a member and chairman of the Compensation Committee, is a partner, billed legal fees to the Company in the amount of $117,479. As of December 31, 1995, $9,836 of fees were outstanding. Goodsill Anderson Quinn & Stifel received 28,606 shares of Class A Common Stock upon the June 19, 1995 initial distribution by the Company of shares of Class A Common Stock. Goodsill Anderson Quinn & Stifel sold all 28,606 shares of Class A Common Stock after the initial distribution.

In conjunction with obtaining financing under the Plan of Reorganization, $2.0 million of letters of credit were provided by certain third parties as additional security for performance of the Company's obligations under the financing. One such letter of credit in the amount of $1.0 million is guaranteed by Mr. Anderson. In consideration for the guarantee, Mr. Anderson received a subordinate security interest in the assets securing the financing and received warrants to purchase 494,505 shares of the Company's Class A Common Stock. The warrants have a five-year term, expiring September 12, 1999, and are exerciseable at a price equal to $2.73 per share, subject to adjustment pursuant to anti-dilution provisions. As a result of the Investment, pursuant to the anti-dilution provisions of the warrants, Mr. Anderson received additional warrants to purchase 293,678 shares of the Company's Class A Common Stock. These additional warrants expire September 12, 1999 and are exerciseable at a price equal to $1.71 per share.

Mr. Anderson served as Vice President of the Company from 1976 to 1980, and Vice President-Legal and Assistant Secretary to the Company from 1980 to 1981.

Mr. Kagawa, a former member of the Compensation Committee, is the President and Chief Executive Officer of Hill and Knowlton Asia Pacific, and senior representative in Hawaii for WPP Group plc, the parent company of Hill and Knowlton, Inc., and advertising agency Ogilvy and Mather Worldwide. Hill and Knowlton, Inc. is a public relations company which provides services to the Company. During 1995, this public relations company billed the Company for services totaling $170,601 and collected net revenue of $170,601. Hill and Knowlton, Inc. received 1,431 shares of Class A Common Stock upon the June 19, 1995 initial distribution by the Company of shares of Class A Common Stock. Hill and Knowlton, Inc. sold all 1,431 shares of Class A Common Stock after the initial distribution. The Company also employs the services of Ogilvy & Mather Hawaii, which received 20,410 shares of Class A Common Stock upon the June 19, 1995 initial distribution by the Company of shares of Class A Common Stock. Ogilvy & Mather Hawaii sold all 20,410 shares of Class A Common Stock after the initial distribution. During 1995, this advertising agency billed the Company for services totaling $2,942,574 and collected net revenue of $2,942,574.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership, as of March 15, 1996, of the Company's voting stock of each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Class A Common Stock, Series B Special Preferred Stock, Series C Special Preferred Stock, Series D Special Preferred Stock and Series E Special Preferred Stock. This table also lists the beneficial ownership, as of March 15, 1996, of the Company's Class A Common Stock by each of the directors, by each of the Named Executive Officers, and by all directors and executive officers as a group.

    Name and Address (1)               Number of Shares(2)     Percent and Class of Stock
- -----------------------------------    -------------------    -----------------------------
AIP General Partner, Inc.                  18,181,818(3)      67.2% of Class A Common Stock
  885 Avenue of the Americas
  34th Floor
  New York, New York 10022

Airline Investors Partnership, L.P.        18,181,818(3)      67.2% of Class A Common Stock
  885 Avenue of the Americas
  34th Floor                                    4                100% of Series B Special
  New York, New York 10022                                            Preferred Stock

Association of Flight Attendants                1                100% of Series C Special
  National Office                                                     Preferred Stock
  1625 Massachusetts Avenue, N.W.
  Washington, D.C.  20036

International Association of                    1                100% of Series D Special
Machinists and Aerospace Workers                                      Preferred Stock
  1001 Dillingham Boulevard, Ste 204
  Honolulu, Hawaii  96817

Hawaiian Master Executive Council               1                100% of Series E Special
  c/o Airline Pilots Association                                       Preferred Stock
  5959 West Century Boulevard, Ste 576
  Los Angeles, California 90045
  Attn: Master Chairman, Hawaiian MEC

John W. Adams                              18,181,818(3)      67.2% of Class A Common Stock

Todd G. Cole                                   --                           --

Richard F. Conway                              --                           --

Robert C. Coo                                  --                           --

Carol A. Fukunaga                              --                           --

William Boyce Lum                              --                           --

Richard K. Matros                              --                           --

Reno F. Morella                              2,150(4)             Class A Common Stock*

Bruce R. Nobles                            304,342(5)         1.1 % of Class A Common Stock

Samson Poomaihealani                           --                           --

Edward Z. Safady                               --                           --

Peter W. Jenkins                            40,000(6)             Class A Common Stock*

C.J. David Davies                           67,672(7)             Class A Common Stock*

Frank L. Forster                            60,534(8)             Class A Common Stock*

Clarence K. Lyman                           51,670(9)             Class A Common Stock*

All directors and executive
officers as a group including
those named above (21 persons)             18,788,669(10)      67.9% of Class A Common Stock

- ------------------

(1) The address of each of the executive officers and directors is 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819.

(2) Each executive officer and director has sole voting and investment power with respect to the shares listed after his or her name except for shares issued to the Hawaiian ESOP, as defined below, and the Company's Pilots' 401(k) Plan or as otherwise indicated below. The shares owned by each person, or by the group, and the shares included in the total number of shares outstanding have been adjusted, and the percentage owned (where the percentage exceeds 1%) have been computed in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. Shares of the Company's Class A Common Stock allocated to participants' accounts in the Hawaiian Airlines, Inc. Employee Stock Plan (the "Hawaiian ESOP") are voted by the Trustee, First Hawaiian Bank, pursuant to written directions of the participants on matters presented at meetings of shareholders; shares with respect to which no participant directions are received are voted according to the direction of the majority of number of shares for which the Trustee received written directions; and unallocated shares are voted by fiduciaries designated under the Hawaiian ESOP. Shares of the Company's Class A Common Stock allocated to participants' accounts in the Hawaiian Airlines, Inc. Pilots' 401(k) Plan (the "Pilots' 401(k) Plan") are voted by the Trustee, Vanguard Group, Inc., pursuant to written directions of the participants on matters presented at meetings of shareholders; shares with respect to which no participant directions are received are voted according to the direction of the majority of number of shares for which the Trustee received written directions; and unallocated shares are voted by fiduciaries designated under the 401(k) Plan.

(3) The shares reported as owned by Airline Investors Partnership, L.P., of which AIP General Partner, Inc. is its general partner and John W. Adams is AIP General Partner, Inc.'s sole shareholder, include the shares reported as beneficially owned by AIP General Partner, Inc. and John W. Adams. According to their Schedule 13D dated January 31, 1996, Airline Investors Partnership, L.P., AIP General Partner, Inc. and John W. Adams exercise sole voting and dispositive power with respect to all 18,181,818 shares.

(4) Consists entirely of Mr. Morella's account in the Pilots' 401(k) Plan. The number of shares reported represents the equivalent number of shares held through the Pilots' 401(k) Plan. The investment is tracked using a unit value accounting method, similar to a mutual fund. To determine the equivalent number of whole shares represented by the fund units, the market value of the shareholder's balance in the Pilots' 401(k) Plan was divided by the share price of the Company's Class A Common Stock.

(5) Includes fully vested and exerciseable options to purchase 300,000 shares of Class A Common Stock granted on February 2, 1995 under the 1994 Stock Option Plan, as amended, expiring ten years from the date of grant; and 4,342 shares issued to the Hawaiian ESOP.

(6) Consists entirely of fully vested and exerciseable options to purchase 40,000 shares of Class A Common Stock granted on February 2, 1995 under the 1994 Stock Option Plan, as amended, expiring ten years from the date of grant.

(7) Includes fully vested and exerciseable options to purchase 65,000 shares of Class A Common Stock granted on February 2, 1995 under the 1994 Stock Option Plan, as amended, expiring ten years from the date of grant; and 2,672 shares issued to the Hawaiian ESOP.

(8) Includes fully vested and exerciseable options to purchase 60,000 shares of Class A Common Stock granted on February 2, 1995 under the 1994 Stock Option Plan, as amended, expiring ten years from the date of grant; and 534 shares issued to the Hawaiian ESOP.

(9) Includes fully vested and exerciseable options to purchase 50,000 shares of Class A Common Stock granted on February 2, 1995 under the 1994 Stock Option Plan, as amended, expiring ten years from the date of grant; and 1,670 shares issued to the Hawaiian ESOP.

(10) The number of shares reported includes the equivalent number of shares held by certain directors and officers through the Pilots' 401(k) Plan. The investment is tracked using a unit value accounting method, similar to a mutual fund. To determine the equivalent number of whole shares represented by the fund units, the market value of the shareholder's balance in the Pilots' 401(k) Plan was divided by the share price of the Company's Class A Common Stock.

*    Less than 1%

                              CHANGES IN CONTROL
                              ------------------

Pursuant to the Company's Amended and Restated Bylaws, AIP has the right to nominate six nominees to the Board of Directors for election to the Board of Directors so long as it owns 35% of the outstanding Common Stock on a fully diluted basis. AIP's right to nominate directors will be reduced to five so long as it retains 25% of such Common Stock, reduced to four so long as it retains 10% of such Common Stock, and reduced to three so long as it retains 5% of such Common Stock. Thereafter, AIP will not have the right to nominate any individuals to the Board unless it reacquires at least 5% of such Common Stock within 365 days. To the extent Board members are not required to be nominated by AIP because of the reductions in its stock holdings, such Board members are to be outside directors.

In connection with the Investment, the Company also modified its collective bargaining agreements with its principal labor unions. Each of the Association of Flight Attendants ("AFA"), the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM") and the Air Line Pilots Association International ("ALPA") received one share of Series C Special Preferred Stock, Series D Special Preferred Stock and Series E Special Preferred Stock, respectively, which gives each of AFA, IAM and ALPA the right to nominate to the Board of Directors one nominee for election to the Board. Of the two other remaining directors, one is required to be an outside director, defined as one who is not employed by the Company and is not affiliated with the Company's labor unions, AIP or American Airlines, Inc., and one is required to be a senior management official of the Company.

AIP has agreed with each of the labor unions that so long as the right to have a representative on the Board is in the labor union's collective bargaining agreement, AIP will vote its shares in favor of such union's nominee for the Board of Directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

Information provided in Item 12. Securities Ownership Of Certain Beneficial Owners And Management-Compensation Committee Interlocks and Insider Participation of this Form 10-K is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

(a)       1. Financial Statements.

             Independent Auditors' Report.

             Balance Sheets, December 31, 1995 and 1994 (Reorganized Company).

             Statements of Operations for the Year ended December 31, 1995 (Reorganized Company), the Period from September 12, 1994 to December 31, 1994 (Reorganized Company), the Period from January 1, 1994 to September 11, 1994 (Predecessor), and the Year Ended December 31, 1993 (Predecessor).

             Statements of Shareholders' Equity (Deficit) for the Year ended December 31, 1995 (Reorganized Company), the Period from September 12, 1994 to December 31, 1994 (Reorganized Company), the Period from January 1, 1994 to September 11, 1994 (Predecessor), and the Year Ended December 31, 1993 (Predecessor).

             Statements of Cash Flows for the Year ended December 31, 1995 (Reorganized Company), the Period from September 12, 1994 to December 31, 1994 (Reorganized Company), the Period from January 1, 1994 to September 11, 1994 (Predecessor), and the Year Ended December 31, 1993 (Predecessor).

             Notes to Financial Statements.

             Quarterly Financial Information (Unaudited).

             Selected Financial and Statistical Data.

          2. Financial Statement Schedules.

             Independent Auditors' Report on Financial Statement Schedule for the Years Ended December 31, 1995 (Reorganized Company), 1994 (Reorganized Company) and 1993 (Predecessor).

             Schedule II   Valuation and Qualifying Accounts.

             Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b)       Reports on Form 8-K.

          (1) Current Report on Form 8-K dated October 4, 1995 (date of event-October 4, 1995) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Pro forma Financial Information and Exhibits."

          (2) Current Report on Form 8-K dated November 6, 1995 (date of event-November 6, 1995) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Pro forma Financial Information and Exhibits."

          (3) Current Report on Form 8-K dated November 15, 1995 (date of event-November 15, 1995) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Pro forma Financial Information and Exhibits."

          (4) Current Report on Form 8-K dated November 20, 1995 (date of event-November 20, 1995) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Pro forma Financial Information and Exhibits."

          (5) Current Report on Form 8-K dated November 29, 1995 (date of event-November 29, 1995) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Pro forma Financial Information and Exhibits."

          (6) Current Report on Form 8-K dated December 8, 1995 (date of event-December 8, 1995) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Pro forma Financial Information and Exhibits."

(c)       Exhibits.

          Exhibit 2 Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession.

                     (1) Third Amended Consolidated Plan of Reorganization of HAL, INC., Hawaiian Airlines, Inc. and West Maui Airport, Inc. dated August 29, 1994 filed as Exhibit
                          99.1 to HAL, INC.'s Current Report on Form 8-K during the third quarter of 1994 (date of report - August 30, 1994) is incorporated herein by reference.

                     (2) Articles of Merger of Hawaiian Airlines, Inc. and West Maui Airport, Inc. and Articles of Merger of Hawaiian Airlines, Inc. and HAL, INC. both dated September 12, 1994, filed as Exhibits 2.1 and 2.2 to HAL, INC.'s Current Report on Form 8-K during the third quarter of 1994 (date of report -September 12, 1994) are incorporated herein by reference.

          Exhibit 3  Articles of Incorporation, Bylaws

                     (1) Amended and Restated Articles of Incorporation of Hawaiian Airlines, Inc., as amended through January 31, 1996.

                     (2)  Amended and Restated Bylaws.

          Exhibit 4 Instruments Defining the Rights of Security Holders Including Indentures

                     (1) Rights Agreement dated December 23, 1994 filed as Exhibit (1) to Hawaiian Airlines, Inc. Current Report on Form 8-K during the fourth quarter of 1994 (date of report - December 23, 1994) is incorporated herein by reference.

                     (2) The following Agreements filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995 are incorporated herein by reference:

                          (a) Amendment No. 1 dated as of May 4, 1995 to Rights Agreement dated as of December 23, 1994 by and between Hawaiian Airlines, Inc. and Chemical Trust Company of California;

                          (b) Amendment No. 1 to 1994 Stock Option Plan dated as of May 4, 1995;

                          (c) Amendment No. 1 dated as of May 4, 1995 to Warrants Nos. 1-10.

                     (3) Rights holders Agreement dated as of January 31, 1996, by and among Hawaiian Airlines, Inc., Airline Investors Partnership, L.P., AMR Corporation, Martin Anderson and Robert Midkiff;

                     (4) Amendment No. 2 to the Rights Agreement, as amended, dated as of January 31, 1996 by and between Hawaiian Airlines, Inc. and Chemical Trust Company of California;

                     (5) Amendment No. 2 to 1994 Stock Option Plan, as amended, dated as of December 8, 1995;

                     (6) The Company agrees to provide the Securities and Exchange Commission, upon request, copies of instruments defining the rights of security holders of long-term debt of the Company.

          Exhibit 10 Material Contracts

                     (a) The following contracts filed as Exhibit 10 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1993 (date of report -September 29,
                          1994) are incorporated herein by reference:

                          (1) First Amended Plan of Reorganization filed as Exhibit A to the Disclosure Statement filed as
                               Exhibit 99.1 to the Predecessor's Current
                               Report on Form 8-K during the first quarter of 1994 (date of report - March 5, 1994);

                          (2) Engine lease agreement dated as of October 29, 1993 between BA Leasing & Capital Corporation, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) Pratt & Whitney JT8D-17 engine, bearing manufacturer's serial no. 696699;

                          (3)  Aircraft Purchase Agreement dated as of
                               November 5, 1993 between GATX Capital
                               Corporation, as seller, and Hawaiian Airlines, Inc., as buyer, for one (1) McDonnell Douglas DC9-51 aircraft, bearing FAA registration no. N420EA, together with two (2) Pratt & Whitney JT8D-17 engines bearing manufacturer's serial no. 688738 and 688739;

                          (4) Lease agreement dated as of November 3, 1993 between John Hancock Leasing Corporation, as lessor, and Hawaiian Airlines, Inc., as lessee, for two (2) Pratt & Whitney JT8D-17 engines bearing manufacturer's serial no. 708324 and 654028;

                     (b) Aircraft Lease Agreement dated April 1, 1994 between Nations Financial Capital Corporation, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft bearing manufacturer's serial no. 47662, together with two (2) Pratt & Whitney JT8D-17A engines, bearing manufacturer's serial no. 696708 and 688758 filed as
                          Exhibit 99.2 to HAL, INC.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 is incorporated herein by reference.

                     (c) The following contracts filed as Exhibit 10 to the Predecessor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 are incorporated herein by reference:

                          (1) Aircraft Lease Agreement dated May 9, 1994 between BA Leasing & Capital Corporation, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 47764, together with two
                               (2) Pratt & Whitney JT8D-17A engines, bearing manufacturer's serial no. 696675 and 696674 and one (1) spare Pratt & Whitney JT8D-17A engine bearing manufacturer's serial no. 696699;

                          (2) Aircraft Lease Agreement dated May 9, 1994 between Security Pacific Equipment Leasing, Inc., as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 47735, together with two (2) Pratt & Whitney JT8D-17A engines, bearing manufacturer's serial no. 696666 and 688798;

                          (3) Aircraft Lease Agreement dated May 9, 1994 between Security Pacific Equipment Leasing, Inc., as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 47726, together with two (2) Pratt & Whitney JT8D-17A engines, bearing manufacturer's serial no. 696656 and 688710;

                          (4) Merchant Bank Agreement for Visa and Mastercard dated July 18, 1994 between First Bank National Association, as Bank, and Hawaiian Airlines, Inc., as Carrier;

                          (5)  Airframe Lease Agreement dated September 22,
                               1994 between Bank of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 47763, together with two (2) Pratt & Whitney JT8D-17A engines, bearing manufacturer's serial no. 696666 and 688798.

                     (d) The following contracts filed as Exhibit 10 to the Company's Form 8-B dated October 28, 1994 are incorporated herein by reference:

                          (1) The following contracts not filed herewith since confidential treatment has been requested pursuant to Rule 24b-2:

                               (i) Multihost Agreement dated September 12, 1994 between SABRE Decision Technologies, Inc. and Hawaiian Airlines, Inc., as customer, for certain reservation services;

                               (ii) Flight Operating System Agreement dated September 12, 1994 between SABRE Decision Technologies, Inc. and Hawaiian Airlines, Inc. as customer, for certain flight operating system services;

                               (iii) AAdvantage(R) Participating Carrier
                                     Agreement dated September 12, 1994
                                     between American Airlines, Inc.(R) as
                                     seller, and Hawaiian Airlines, Inc., as
                                     customer, for certain frequent flyer
                                     agreements;

                               (iv)  Master Equipment Lease Agreement dated
                                     September 12, 1994, between SABRE
                                     Decision Technologies, Inc., as lessor,
                                     and Hawaiian Airlines, Inc., as lessee,
                                     for certain computer and reservations
                                     equipment;

                          (2)  Aircraft Lease Agreement dated September 12,
                               1994 between American Airlines, Inc.(R), as lessor, and Hawaiian Airlines, Inc., as lessee, for eight (8) DC-10-10 aircraft each with three
                               (3) GE CF6-6K engines, FAA registration and manufacturer's serial no. to be advised filed in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof;

                          (3)  Aircraft Lease Amendment dated November 10,
                               1992 to Aircraft Lease Agreement dated March 31, 1992, between AeroUSA, Inc., as lessor, and Hawaiian Airlines, Inc. as lessee, for one (1) McDonnell Douglas DC9-51 aircraft, manufacturers serial No. 47784;

                          (4) Aircraft Lease Amendment dated August 23, 1994 to Aircraft Lease Agreement dated March 31, 1992, between AeroUSA, Inc., as lessor, and Hawaiian Airlines, Inc. as lessee, for one (1) McDonnell Douglas DC9-51 aircraft, manufacturers serial No. 47784;

                          (5) Aircraft Lease Amendment dated April 2, 1990 to Aircraft Lease Agreement dated as of February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 47742;

                          (6) Aircraft Lease Amendment dated October 31, 1990 to Aircraft Lease Agreement dated as of February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 47742;

                          (7) Aircraft Lease Amendment dated August 23, 1994 to Aircraft Lease Agreement dated as of February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 47742;

                          (8) Aircraft Lease Amendment dated April 2, 1990 to Aircraft Lease Agreement dated as of February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 48122;

                          (9) Aircraft Lease Amendment dated October 31, 1990 to Aircraft Lease Agreement dated as of February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 48122;

                          (10) Aircraft Lease Amendment dated August 23, 1994
                               to Aircraft Lease Agreement dated as of February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 48122;

                          (11) Aircraft Lease Amendment dated April 2, 1990 to
                               Aircraft Lease Agreement dated as of February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 47796;

                          (12) Aircraft Lease Amendment dated October 31, 1990
                               to Aircraft Lease Agreement dated as of February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 47796;

                          (13) Aircraft Lease Amendment dated August 23, 1994
                               to Aircraft Lease Agreement dated as of February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturers serial no. 47796;

                          (14) Chattel Mortgage dated November 5, 1993 between
                               GATX Capital Corporation, as Secured Party, and Hawaiian Airlines, Inc., as Debtor, for one (1) McDonnell Douglas DC9-51 aircraft, bearing manufacturer's serial no. 47689, together with two (2) Pratt & Whitney JT8D-17 engines bearing manufacturer's serial no. 688738 and 688739;

                          (15) Mortgage Supplement dated November 5, 1993
                               between GATX Capital Corporation, as Secured
                               Party, and Hawaiian Airlines, Inc., as Debtor, for one (1) McDonnell Douglas DC9-51 aircraft, bearing manufacturer's serial no. 47689, together with two (2) Pratt & Whitney JT8D-17 engines bearing manufacturer's serial no. 688738 and 688739;

                          (16) Aircraft Lease Agreement dated September 12,
                               1994 between First Security Bank of Utah, N.A., as trustee, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC9-51 aircraft, bearing manufacturer's serial no. 47658, together with two (2) Pratt & Whitney JT8D-17 engines bearing manufacturer's serial no. 688712 and 688797;

                          (17) Aircraft Lease Agreement dated September 12,
                               1994 between Scandinavian Airlines of North
                               American Inc., as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC9-51 aircraft, bearing manufacturer's serial no. 47654, together with two (2) Pratt & Whitney JT8D-17 engines bearing manufacturer's serial no. 688834 and 688728;

                          (18) Engine Lease dated September 12, 1994 between
                               Aircraft Income Partners II, L.P., as lessor, and Hawaiian Airlines, Inc., as lessee, for two (2) Pratt & Whitney JT8D-17A engines, bearing manufacturer's serial no. 687769B and 688762D;

                          (19) Aircraft Lease Agreement dated September 22,
                               1994 between USL Capital Corporation, as lessor, and Hawaiian Airlines, Inc., as lessee, for one
                               (1) McDonnell Douglas DC9-51 aircraft, bearing manufacturer's serial no. 47661, together with two (2) Pratt & Whitney JT8D-17 engines bearing manufacturer's serial no. P696707D and P688729D;

                          (20) Engine Lease Agreement dated September 22, 1994
                               between Bank of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for two (2) Pratt & Whitney JT8D-17A engines, bearing manufacturer's serial no. P696662D and P696667D;

                          (21) Agreement of Lease dated July 12, 1993 between
                               Airport Industrial Park Associates, as owner, and Hawaiian Airlines, Inc., as tenant;

                          (22) Anchorage International Airport Airline
                               Operating Agreement and Terminal Building Lease (International Terminal) dated January 3, 1992 between State of Alaska Department of Transportation and Public Facilities and Hawaiian Airlines, Inc.;

                          (23) Anchorage International Airport Advance Right
                               of Entry ADA-30426 of State of Alaska Department of Transportation and Public Facilities dated December 9, 1991;

                          (24) Form of Non-Exclusive Operating Permit between
                               the City of Los Angeles and Hawaiian Airlines, Inc., a Signatory Carrier, Covering the Use of Landing Facilities for Air Carrier Aircraft Operations at Los Angeles International Airport;

                          (25) Form of Non-Signatory Passenger Airline
                               Operating and Lease Agreement between The Port of Portland and Hawaiian Airlines, Inc.;

                          (26) Airports Commission City and County of San
                               Francisco Airline Operating Permit Issued to
                               Hawaiian Airlines, Inc., as Permittee, Director of Airports Permit Action No. 2003;

                          (27) Indenture of Lease (Lease No. DOT-78-24) dated
                               August 21, 1978 between the Department of
                               Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Kahului Airport on the island of Maui;

                          (28) Addendum No. 1 dated October 9, 1982 to Lease
                               No. DOT-A-78-24 dated August 21, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Kahului Airport on the island of Maui;

                          (29) Addendum No. 2 dated August 31, 1983 to Lease
                               No. DOT-A-78-24 dated August 21, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Kahului Airport on the island of Maui;

                          (30) Amendment No. 3 dated September 1, 1986 to
                               Lease No. DOT-A-78-24 dated August 21, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Kahului Airport on the island of Maui;

                          (31) Amendment No. 4 dated October 3, 1988 to Lease
                               No. DOT-A-78-24 dated August 21, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Kahului Airport on the island of Maui;

                          (32) Indenture of Lease (Lease No. DOT-A-78-31)
                               dated August 10, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Lanai Airport on the island of Lanai;

                          (33) Addendum No. 1 dated August 31, 1983 to Lease
                               No. DOT-A-78-31 dated August 10, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Lanai Airport on the island of Lanai;

                          (34) Amendment No. 2 dated July 22, 1988 to Lease
                               No. DOT-A-78-31 dated August 10, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Lanai Airport on the island of Lanai;

                          (35) Indenture of Lease (Lease No. DOT-A-78-22)
                               dated as of August 10, 1978 between the
                               Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Lihue Airport on the island of Kauai;

                          (36) Addendum No. 1 dated March 1, 1981 to Lease No.
                               DOT-A-78-22 dated August 10, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Lihue Airport on the island of Kauai;

                          (37) Addendum No. 2 dated August 31, 1983 to Lease
                               No. DOT-A-78-22 dated August 10, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Lihue Airport on the island of Kauai;

                          (38) Addendum No. 3 dated September 14, 1983 to
                               Lease No. DOT-A-78-22 dated August 10, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Lihue Airport on the island of Kauai;

                          (39) Amendment No. 4 dated December 14, 1987 to
                               Lease No. DOT-A-78-22 dated August 10, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Lihue Airport on the island of Kauai;

                          (40) Amendment No. 5 dated September 15, 1988 to
                               Lease No. DOT-A-78-22 dated August 10, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Lihue Airport on the island of Kauai;

                          (41) Indenture of Lease (Lease No. DOT-A-78-27)
                               dated as of August 10, 1978 between the
                               Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Molokai Airport on the island of Molokai;

                          (42) Addendum No. 1 dated August 31, 1983 to Lease
                               No. DOT-A-78-27 dated August 10, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Molokai Airport on the island of Molokai;

                          (43) Addendum No. 2 dated July 1, 1985 to Lease No.
                               DOT-A-78-27 dated August 10, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Molokai Airport on the island of Molokai;

                          (44) Amendment No. 3 dated July 29, 1988 to Lease
                               No. DOT-A-78-27 dated August 10, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Molokai Airport on the island of Molokai;

                          (45) Indenture of Lease (Lease No. DOT-76-23) dated
                               as of April 24, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at General Lyman Field on the island of Hawaii;

                          (46) Addendum No. 2 dated April 1, 1983 to Lease No.
                               DOT-A-76-23 dated April 24, 1978 between the
                               Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at General Lyman Field on the island of Hawaii;

                          (47) Addendum No. 1 dated August 31, 1983 to Lease
                               No. DOT-A-76-23 dated April 24, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at General Lyman Field on the island of Hawaii;

                          (48) Amendment No. 3 dated July 27, 1988 to Lease No.
                               DOT-A-76-23 dated April 24, 1978 between the
                               Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at General Lyman Field on the island of Hawaii;

                          (49) Amendment No. 4 dated December 6, 1989 to Lease
                               No. DOT-A-76-23 dated April 24, 1978 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at General Lyman Field on the island of Hawaii;

                          (50) Indenture of Lease (Lease No. DOT-A-62-32)
                               dated as of May 28, 1962 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Honolulu International Airport on the island of Oahu;

                          (51) Lease Extension Agreement dated September 26,
                               1994 to Lease No. DOT-A-62-32 dated as of May 28, 1962 between the Department of Transportation of the State of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for use of airport premises at the Honolulu International Airport on the island of Oahu;

                          (52) IATA Interline Traffic Agreement - Passenger
                               between IATA and Hawaiian Airlines, Inc.;

                          (53) IATA Interline Traffic Agreement - Cargo
                               between IATA and Hawaiian Airlines, Inc.;

                          (54) IATA Interline Traffic Agreement - Baggage
                               between IATA and Hawaiian Airlines, Inc.;

                          (55) ATA Airline Freight Procedures Agreement dated
                               December 16, 1985;

                          (56) Application and Concurrence for Non-IATA Air
                               Carrier to participate in Bank Settlement Plan - Australia dated December 12, 1988;

                          (57) Application and Concurrence for Non-IATA Air
                               Carrier to participate in Bank Settlement Plan - Canada dated May 18, 1983;

                          (58) Application and Concurrence for Non-IATA Air
                               Carrier to participate in Bank Settlement Plan - New Zealand dated September 16, 1987;

                          (59) Form of Facilities Management and Supplemental
                               Agreement among Computer Associates
                               International, Inc. and Litton Computer Services, as Licensee, and Hawaiian Airlines, Inc., as Client, dated September 30, 1993;

                          (60) Master Lease Agreement dated September 30, 1993
                               between Comdisco, Inc., as lessor, and Hawaiian Airlines, Inc. as lessee, for computer and telephone equipment;

                          (61) Galileo International Global Airline
                               Distribution Agreement dated as of December 16, 1993 among Galileo International Partnership, and Hawaiian Airlines, Inc., as Participant;

                          (62) Loan and Security Agreement dated as of
                               September 12, 1994 between The CIT Group/Credit Finance, Inc., as Lender, and Hawaiian Airlines, Inc., as Borrower;

                          (63) Letter of Credit Reimbursement and Security
                               Agreement dated as of September 12, 1994 by Hawaiian Airlines, Inc. for the benefit of Martin Anderson;

                          (64) Letter of Credit Reimbursement and Security
                               Agreement dated as of September 13, 1994 by Hawaiian Airlines, Inc. for the benefit of Robert Midkiff;

                          (65) Agreement Relating to the Settlement of
                               Interline Accounts through Airlines Clearing
                               House Inc. dated July 8, 1981;

                          (66) Supplementary Agreement to Agreement Relating
                               to the Settlement of Interline Accounts through Airlines Clearing House, Inc. and amendments made thereto through to October 10, 1986;

                          (67) Supplementary Agreement to Agreement Relating
                               to the Settlement of Interline Accounts through Airlines Clearing House, Inc. and amendments made thereto through to January 30, 1987;

                          (68) Amendment to the Agreement Relating to the
                               Settlement of Interline Accounts through Airlines Clearing House, Inc. and amendments made thereto through to September 17, 1987;

                          (69) Amended and Restated Interline Agreement dated
                               September 1, 1989 by and among LAX TWO CORP. and certain Air Carriers as "Contracting Airlines", including Hawaiian Airlines, Inc.;

                          (70) Airlines Reporting Corporation Carrier Service
                               Agreement dated November 30, 1984 between the Airlines Reporting Corporation and Hawaiian Airlines, Inc.;

                          (71) Stipulation Respecting Claims of the State of
                               Hawaii filed with the Bankruptcy Court July 29, 1994;

                          (72) Stipulation between Hawaiian Airlines, Inc. and
                               Kawasaki Enterprises Inc. filed with the Bankruptcy Court March 31, 1994;

                          (73) Global Settlement Agreement and Adequate
                               Protection Stipulation with GPA filed with the Bankruptcy Court August 12, 1994;

                          (74) Rotable Spare Parts Chattel Mortgage and
                               Security Agreement dated August 23, 1994, as amended.

                     (e) The following contracts filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 are incorporated herein by reference:

                          (1) Warrants dated September 12, 1994 granted Martin Anderson.

                          (2) Warrants dated September 12, 1994 granted Robert Midkiff.

                          (3) Amendment to Lease Agreement, Lease Supplements and Lease Supplement No. 9, dated November 12, 1994, to original Aircraft Lease Agreement dated September 12, 1994, between American Airlines, Inc.(R) as lessor, and Hawaiian Airlines, Inc., as lessee, for 1) amendment of Lease Agreement,
                               2) one (1) airframe, U.S. registration number N122AA, manufacturer's serial no. 46522 and three
                               (3) General Electric CF6-6K engines bearing manufacturer's serial nos. 451391, 451166, and 451141.

                          (4) Lease Amendment No. 2, dated as of April 13, 1995 between American Airlines, Inc.(R) and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

                          (5) Aircraft Lease Agreement dated as of November 20, 1994 between American Airlines, Inc.(R), as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-10-10 aircraft, bearing FAA registration no. N146AA, together with three (3) GE-CF6-6K engines bearing manufacturer's serial nos. 451272, 451257 and 451164 filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

                          (6) Waiver and Amendment to Loan and Security Agreement dated as of April 13, 1995 between CIT Group/Credit Finance, Inc., as Lender, and Hawaiian Airlines, Inc., as Borrower.

                     (f) Lease Amendment No. 1 dated as of April 28, 1995 to original Lease Amendment dated as of November 20, 1994, between American Airlines, Inc.(R), as lessor, and Hawaiian Airlines, Inc., as lessee, for amendment of Lease Agreement filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 is incorporated herein by reference.

                     (g) The following contracts filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 are incorporated herein by reference:

                          (1) Lease Amendment No. 3 dated as of June 1, 1995 to Aircraft Lease Agreement dated as of September 12, 1994, between American Airlines, Inc., lessor, and Hawaiian Airlines, Inc., lessee, for amendment of Lease Agreement filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

                          (2) Aircraft Lease Agreement dated July 5, 1995 between American Airlines, Inc., lessor and Hawaiian Airlines, Inc., lessee, for one DC-10-10 aircraft filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

                     (h) The following contracts filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 are incorporated herein by reference:

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

                     (i) Amendment No. 1 dated as of February 28, 1996 to Chattel Mortgage and Security Agreement dated as of January 31, 1996 by Hawaiian Airlines, Inc. in favor of American Airlines, Inc.

                     (j) Chattel Mortgage and Security Agreement dated as of January 31, 1996 by Hawaiian Airlines, Inc. in favor of American Airlines, Inc.

                     (k) Secured Promissory Note in amount of $10,250,000 made by Hawaiian Airlines, Inc. payable to the order of American Airlines, Inc. dated January 31, 1996.

                     (l) Note Repayment and Stock Purchase Agreement dated as of January 31, 1996 by and among GPA Group plc, AEROUSA, Inc. and Hawaiian Airlines, Inc.

                     (m) Stockholders Agreement dated as of January 31, 1996 between Airline Investors Partnership, LP., the Association of Flight Attendants, the International Association of Machinists and Aerospace Workers (AFL-
                          CIO) and the Air Line Pilots Association,
                          International.

                     (n)  Aircraft Lease Amendment dated as of January 31,
                          1996 to Aircraft Lease Agreement dated as of March 31, 1992 between AEROUSA, Inc., as lessor and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 Aircraft, manufacturer's serial number 47784.

                     (o)  Aircraft Lease Amendment dated as of February 28,
                          1990 between GPA Group plc, as lessor and Hawaiian Airlines, inc., as lessee, for one (1) McDonnell Douglas DC-9-51 Aircraft, manufacturer's serial number 47742.

                     (p)  Aircraft Lease Amendment dated as of February 28,
                          1990 between GPA Group plc, as lessor and Hawaiian Airlines, inc., as lessee, for one (1) McDonnell Douglas DC-9-51 Aircraft, manufacturer's serial number 48122.

                     (q)  Aircraft Lease Amendment dated as of February 28,
                          1990 between GPA Group plc, as lessor and Hawaiian Airlines, inc., as lessee, for one (1) McDonnell Douglas DC-9-51 Aircraft, manufacturer's serial number 47796

                     (r)  Lease Amendment No. 8 dated as of January 31, 1996
                          to Aircraft Lease Agreement dated September 12, 1994 between American Airlines, Inc. and Hawaiian Airlines, Inc.

                     (s)  Lease Amendment No. 1 dated as of January 31, 1996
                          to Aircraft Lease Agreement dated December 15, 1995 between American Airlines, Inc. and Hawaiian Airlines, Inc.

                     (t)  Lease Amendment No. 1 dated as of January 31, 1996
                          to Aircraft Lease Agreement dated December 30, 1995 between American Airlines, Inc. and Hawaiian Airlines, Inc.

                     (u) Form of Amended and Restated Indemnification Agreement between Hawaiian Airlines, Inc. and certain directors and officers of the Company dated as of January 30, 1996.

                     (v) Warrant for the Purchase of 948,973 shares of Class A Common Stock issued to AMR Corporation;

                     (w) Warrant for the Purchase of 948,973 shares of Class A Common Stock issued to AMR Corporation;

                     (x) Form of Warrants for the Purchase of shares of Class A Common Stock issued to Martin Anderson;

                     (y) Form of Warrants for the Purchase of shares of Class A Common Stock issued to Robert Midkiff;

                     (z) Aircraft Lease Agreement dated as of December 30, 1995 between American Airlines, Inc. and Hawaiian Airlines, Inc.

                     (aa) Aircraft Lease Agreement dated as of December 15,
                          1995 between American Airlines, Inc. and Hawaiian Airlines, Inc.

                     (ab) Lease Amendment No. 7 dated as of December 8, 1995
                          to Aircraft Lease Agreement dated September 12, 1994 between American Airlines, Inc. and Hawaiian Airlines, Inc.

                     (ac) Stock Purchase Agreement dated as of December 8,
                          1995, between Hawaiian Airlines, Inc., and Airline Investors Partnership, L.P.

                     (ad) Lease Amendment No. 6 dated as of November 20, 1995,
                          to Aircraft Lease Agreement dated September 12, 1994 between American Airlines, Inc. and Hawaiian Airlines, Inc.

          Exhibit 21 Subsidiaries of the Registrant.
                     None.

          Exhibit 24 Power of attorney (included on signature page).

          Exhibit 27 Financial data schedule.

                                EXHIBIT INDEX

                           HAWAIIAN AIRLINES, INC.

                                                                   Sequentially
Exhibit                                                              Numbered
Number                    Description                                  Page
- -------                   -----------                              ------------
3(1)       Amended and Restated Articles of Incorporation of
           Hawaiian Airlines, Inc., as amended through January
           31, 1996.

3(2)       Amended and Restated Bylaws.

4(3)       Rights holders Agreement dated as of January 31,
           1996, by and among Hawaiian Airlines, Inc., Airline
           Investors Partnership, L.P., AMR Corporation, Martin
           Anderson and Robert Midkiff;

4(4) Amendment No. 2 to the Rights Agreement, as amended, dated as of January 31, 1996 by and between Hawaiian
           Airlines, Inc. and Chemical Trust Company of
           California;

4(5) Amendment No. 2 to 1994 Stock Option Plan, as amended, dated as of December 8, 1995;

10(i)      Amendment No. 1 dated as of February 28, 1996 to
           Chattel Mortgage and Security Agreement dated as of January 31, 1996 by Hawaiian Airlines, Inc. in favor of American Airlines, Inc.

10(j)      Chattel Mortgage and Security Agreement dated as of
           January 31, 1996 by Hawaiian Airlines, Inc. in favor of American Airlines, Inc.

10(k) Secured Promissory Note in amount of $10,250,000 made by Hawaiian Airlines, Inc. payable to the order of American Airlines, Inc. dated January 31, 1996.

10(l) Note Repayment and Stock Purchase Agreement dated as of January 31, 1996 by and among GPA Group plc, AEROUSA, Inc. and Hawaiian Airlines, Inc.

10(m) Stockholders Agreement dated as of January 31, 1996 between Airline Investors Partnership, LP., the
           Association of Flight Attendants, the International
           Association of Machinists and Aerospace Workers
           (AFL-CIO) and the Air Line Pilots Association,
           International.

10(n)      Aircraft Lease Amendment dated as of January 31,
           1996 to Aircraft Lease Agreement dated as of March
           31, 1992 between AEROUSA, Inc., as lessor and Hawaiian Airlines, Inc., as lessee, for one (1)
           McDonnell Douglas DC-9-51 Aircraft, manufacturer's serial number 47784.

10(o)      Aircraft Lease Amendment dated as of February 28,
           1990 between GPA Group plc, as lessor and Hawaiian
           Airlines, inc., as lessee, for one (1) McDonnell
           Douglas DC-9-51 Aircraft, manufacturer's serial number 47742.

10(p)      Aircraft Lease Amendment dated as of February 28,
           1990 between GPA Group plc, as lessor and Hawaiian
           Airlines, inc., as lessee, for one (1) McDonnell
           Douglas DC-9-51 Aircraft, manufacturer's serial number 48122.

10(q)      Aircraft Lease Amendment dated as of February 28,
           1990 between GPA Group plc, as lessor and Hawaiian
           Airlines, inc., as lessee, for one (1) McDonnell
           Douglas DC-9-51 Aircraft, manufacturer's serial number 47796.

10(r)      Lease Amendment No. 8 dated as of January 31, 1996
           to Aircraft Lease Agreement dated September 12, 1994 between American Airlines, Inc. and Hawaiian
           Airlines, Inc.

10(s)      Lease Amendment No. 1 dated as of January 31, 1996
           to Aircraft Lease Agreement dated December 15, 1995 between American Airlines, Inc. and Hawaiian
           Airlines, Inc.

10(t)      Lease Amendment No. 1 dated as of January 31, 1996
           to Aircraft Lease Agreement dated December 30, 1995 between American Airlines, Inc. and Hawaiian
           Airlines, Inc.

10(u)      Form of Amended and Restated Indemnification
           Agreement between Hawaiian Airlines, Inc. and certain directors and officers of the Company dated as of January 30, 1996.

10(v)      Warrant for the Purchase of 948,973 shares of Class
           A Common Stock issued to AMR Corporation;

10(w)      Warrant for the Purchase of 948,973 shares of Class
           A Common Stock issued to AMR Corporation;


                                      54


                                                                   Sequentially
Exhibit                                                              Numbered
Number                    Description                                  Page
- -------                   -----------                              ------------

10(x)      Form of Warrants for the Purchase of shares of Class
           A Common Stock issued to Martin Anderson;

10(y)      Form of Warrants for the Purchase of shares of Class
           A Common Stock issued to Robert Midkiff;

10(z)      Aircraft Lease Agreement dated as of December 30,
           1995 between American Airlines, Inc. and Hawaiian
           Airlines, Inc.

10(aa)     Aircraft Lease Agreement dated as of December 15,
           1995 between American Airlines, Inc. and Hawaiian
           Airlines, Inc.

10(ab)     Lease Amendment No. 7 dated as of December 8, 1995
           to Aircraft Lease Agreement dated September 12, 1994 between American Airlines, Inc. and Hawaiian
           Airlines, Inc.

10(ac)     Stock Purchase Agreement dated as of December 8,
           1995, between Hawaiian Airlines, Inc., and Airline
           Investors Partnership, L.P.

10(ad) Lease Amendment No. 6 dated as of November 20, 1995, to Aircraft Lease Agreement dated September 12, 1994 between American Airlines, Inc. and Hawaiian
           Airlines, Inc.

27         Exhibit 27 Financial data schedule.


                                      55

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    HAWAIIAN AIRLINES, INC.



March 29, 1996                By    /s/  Bruce R. Nobles
                                    --------------------
                                    Bruce R. Nobles
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


March 29, 1996                By    /s/  C.J. David Davies
                                    ----------------------
                                    C. J. David Davies
                                    Senior Vice President-Finance
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                               POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints C.J. David Davies, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connections therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that all attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.


SIGNATURE                         TITLE                      DATE
/s/  John W. Adams        Chairman of the                 March 29, 1996
- ------------------------  Board of Directors
John W. Adams


/s/  Bruce R. Nobles      President and                   March 29, 1996
- ------------------------  Chief Executive Officer
Bruce R. Nobles           (Principal Executive Officer)


/s/  C.J. David Davies    Senior Vice President-          March 29, 1996
- ------------------------  Finance and Chief
C.J. David Davies         Financial Officer
                          (Principal Financial and
                          Accounting Officer)


/s/  Todd G. Cole         Director                        March 29, 1996
- ------------------------
Todd G. Cole


/s/  Richard F. Conway    Director                        March 29, 1996
- ------------------------
Richard F. Conway


/s/  Robert G. Coo        Director                        March 29, 1996
- ------------------------
Robert G. Coo

/s/  Carol A. Fukunaga    Director                        March 29, 1996
- ------------------------
Carol A. Fukunaga


SIGNATURE                      TITLE                         DATE
/s/  William Boyce Lum        Director                    March 29, 1996
- ----------------------------
William Boyce Lum


/s/  Richard K. Matros        Director                    March 29, 1996
- ----------------------------
Richard K. Matros


/s/  Reno F. Morella          Director                    March 29, 1996
- ----------------------------
Reno Morella


/s/  Samson Po'omaihealani    Director                    March 29, 1996
- ----------------------------
Samson Po'omaihealani

/s/  Edward Z. Safady         Director                    March 29, 1996
- ----------------------------
Edward Z. Safady

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors,
Hawaiian Airlines, Inc.:

We have audited the accompanying balance sheets of Hawaiian Airlines, Inc. as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 1995, the period September 12, 1994 through December 31, 1994, the period January 1, 1994 through September 11, 1994, and the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Airlines, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995, the period September 12, 1994 through December 31, 1994, the period January 1, 1994 through September 11, 1994, and the year ended December 31, 1993 in conformity with generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that Hawaiian Airlines, Inc. will continue as a going concern. As discussed in note 16 to the financial statements, the Company's recurring losses from operations, deficit working capital and its limited sources of additional liquidity raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG Peat Marwick LLP
Honolulu, Hawaii
March 15, 1996

Hawaiian Airlines, Inc.
Balance Sheets (in thousands)
December 31, 1995 and 1994 (Reorganized Company)

                                                     Reorganized Company
- --------------------------------------------------------------------------
                                                     1995           1994
                                                   --------       --------
ASSETS
Current Assets:
  Cash and cash equivalents......................  $  5,389       $  3,501
  Accounts receivable, net of allowance for
   doubtful accounts of $800 in 1995 and $500
   in 1994.......................................    18,178         16,275
  Inventories, net of allowances for obsolescence
   of $315 in 1995 and 1994......................     7,648          6,234
  Assets held for sale...........................     1,344          1,594
  Prepaid expenses...............................     5,804          6,079
                                                   --------       --------
    Total current assets.........................    38,363         33,683
                                                   --------       --------
Property and Equipment
  Flight equipment...............................    40,659         34,702
  Ground equipment, buildings and leasehold
   improvements..................................     5,775          3,976
                                                   --------       --------
    Total........................................    46,434         38,678
  Accumulated depreciation and amortization......    (5,043)          (922)
                                                   --------       --------
    Property and equipment, net..................    41,391         37,756
                                                   --------       --------
Other Assets:
  Assets held for sale...........................     8,336         11,789
  Lease security and other deposits..............     1,053            603
  Long-term prepayments and other................     5,164          8,536
  Reorganization value in excess of amounts
   allocable to identifiable assets, net.........    67,333         70,934
                                                   --------       --------
    Total other assets...........................    81,886         91,862
                                                   --------       --------
    Total Assets.................................  $161,640       $163,301
                                                   ========       ========

                                                                     (continued)
See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.
Balance Sheets (in thousands, except per share data)
December 31, 1995 and 1994 (Reorganized Company)

                                                     Reorganized Company
- --------------------------------------------------------------------------
                                                     1995           1994
                                                   --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt..............  $  6,027       $  6,394
  Current portion of capital lease obligations...     2,662          2,907
  Accounts payable...............................    35,182         17,529
  Air traffic liability..........................    30,461         40,382
  Other accrued liabilities......................     8,293          4,916
  Current portion of accrued vacation liability..     5,052          5,040
  Accrued salaries and wages.....................     2,385          2,342
                                                   --------       --------
    Total current liabilities....................    90,062         79,510
                                                   --------       --------
Long-Term Debt...................................     5,523         14,152
                                                   --------       --------
Capital Lease Obligations........................    10,102         12,764
                                                   --------       --------
Other Liabilities and Deferred Credits:
  Noncurrent portion of accrued vacation liability      425            485
  Accumulated pension and other postretirement
   benefit obligations...........................    25,259         22,013
  Other..........................................     1,091            528
                                                   --------       --------
    Total other liabilities and deferred credits.    26,775         23,026
                                                   --------       --------
Shareholders' Equity:
  Class A Common Stock-$.01 par value, 40,000,000
   and 20,000,000 shares authorized in 1995 and
   1994, respectively, 6,845,105 and no shares
   issued and outstanding in 1995 and 1994,
   respectively (636,247 shares issuable in
   1996).........................................        75             --
  Class B Common Stock-$.01 par value, 3,050,000
   and no shares authorized in 1995 and 1994,
   respectively, 1,894,955 shares and no shares
   issued and outstanding in 1995 and 1994,
   respectively..................................        19             --
  Capital in excess of par value.................    41,193             --
  Warrants.......................................       900             --
  Unearned compensation..........................      (182)            --
  Minimum pension liability......................    (1,170)            --
  Common Stock, warrants and options issuable....        --         40,000
  Accumulated deficit............................   (11,657)        (6,151)
                                                   --------       --------
    Shareholders' equity.........................    29,178         33,849
                                                   --------       --------
Commitments and Contingent Liabilities
 (Notes 6, 7, 8, 10, 11, 13 and 15)

Subsequent Events (Notes 1 and 16)

    Total Liabilities and Shareholders' Equity...  $161,640       $163,301
                                                   ========       ========


See accompanying Notes to Financial Statements


Hawaiian Airlines, Inc.
Statements of Operations (in thousands, except per share data)
For the Year ended December 31, 1995 (Reorganized Company), the Period from September 12, 1994 to December 31, 1994
 (Reorganized Company), the Period from January 1, 1994 to September 11, 1994 (Predecessor) and the Year ended
 December 31, 1993 (Predecessor)

                                                       Reorganized Company                  Predecessor
                                                  ----------------------------       -----------------------
                                                                   Period from       Period from
                                                                  September 12,      January 1,
                                                                    1994 to           1994 to
                                                                   December 31,      September 11,
                                                     1995             1994              1994          1993
- -------------------------------------------------------------------------------------------------------------
Operating Revenues:
  Passenger................................       $297,527         $80,675            $199,502      $273,386
  Charter..................................         22,200             536                 135         7,169
  Cargo....................................         18,169           5,300              11,039        15,000
  Other....................................          9,008           2,646               6,147         8,554
                                                  --------         -------            --------      --------
    Total..................................        346,904          89,157             216,823       304,109
                                                  --------         -------            --------      --------
Operations Expenses:
  Flying operations........................        104,847          28,650              71,768       107,959
  Maintenance..............................         79,156          21,547              47,281        65,963
  Passenger service........................         39,210          10,647              25,224        33,748
  Aircraft and traffic servicing...........         54,616          16,720              34,324        44,135
  Promotion and sales......................         43,162          10,892              28,499        35,563
  General and administrative...............         18,377           4,696              12,063        21,610
  Depreciation and amortization............          7,437           2,273               4,085         5,969
  Early retirement provision...............          2,000              --                  --            --
  Restructuring charges....................             --              --                  --        14,000
                                                  --------         -------            --------      --------
    Total..................................        348,805          95,425             223,244       328,947
                                                  --------         -------            --------      --------
    Operating Loss.........................         (1,901)         (6,268)             (6,421)      (24,838)
                                                  --------         -------            --------      --------
Nonoperating Income (Expense):
  Interest and amortization of debt expense         (4,341)         (1,286)             (1,150)       (5,066)
  Interest income..........................            762             318                 300           360
  Gain (loss) on disposition of equipment..           (233)            558                  45          (659)
  Other, net...............................            207             527                 502         1,312
  Reorganization expenses..................             --              --             (13,950)      (52,637)
                                                  --------         -------            --------      --------
    Total..................................         (3,605)            117             (14,253)      (56,690)
                                                  --------         -------            --------      --------
Loss Before Extraordinary Income...........         (5,506)         (6,151)            (20,674)      (81,528)
Extraordinary gain, net....................             --              --             190,063        12,104
                                                  --------         -------            --------      --------
Net Income (Loss)..........................       $ (5,506)        $(6,151)           $169,389      $(69,424)
                                                  ========         =======            ========      ========
Pro Forma Loss Per Common Share (Unaudited):
Before extraordinary items.................       $  (0.59)**      $ (0.65)**         $    N/M*     $    N/M*
Extraordinary gain, net....................             -- **           -- **              N/M*          N/M*
                                                  --------         -------            --------      --------
Net Income (Loss)..........................       $  (0.59)**      $ (0.65)**         $    N/M      $    N/M
                                                  ========         =======            ========      ========
Weighted Average Number of Common Shares
 Outstanding...............................          9,400**         9,400**             7,137         6,170
                                                  ========         =======            ========      ========

 * Not Meaningful - Per share data is not meaningful as the Predecessor was recapitalized and adopted fresh start reporting as of September 12, 1994
** Proforma per share data has been calculated assuming that the Reorganized
   Company will issue approximately 9.4 million shares of Common Stock

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.
Statements of Shareholders' Equity (Deficit) (in thousands)
For the Year ended December 31, 1995 (Reorganized Company), the Period from
 September 12, 1994 to December 31, 1994 (Reorganized Company), the Period from January 1, 1994 to September 11, 1994 (Predecessor) and the Year ended December 31, 1993 (Predecessor)

                                                                                                            Common
                                                                                                            stock,
                                        Class A  Class B  Capital in                            Minimum   warrants and
                               Common   Common   Common   excess of               Unearned      pension     options     Accumulated
                               Stock    Stock    Stock    par value   Warrants   compensation   liability  issuable       deficit
- -----------------------------------------------------------------------------------------------------------------------------------
Predecessor

Balance, December 31, 1992.. $37,622     $--      $--      $12,479      $ --         $    --     $    --   $     --      $(192,822)
Net loss....................      --      --       --           --        --              --          --         --        (69,424)
Exercise of warrants for
 1,075,268 shares of Common
 Stock......................      11      --       --           --        --              --          --         --             --
Issuance of 348,038 shares of
 Common Stock to the Employee
 Stock Ownership Plans......   2,871      --       --           --        --              --          --         --             --
Accretion in value of Class B
 Preference Stock...........      --      --       --           --        --              --          --         --           (619)
                             -------     ---      ---      -------      ----         -------     -------   --------      ---------
Balance, December 31, 1993..  40,504      --       --       12,479        --              --          --         --       (262,865)

Net income..................      --                                                                                       169,389
Fresh start adjustments, net (40,504)     --       --      (12,479)       --              --          --     40,000         93,476
                             -------     ---      ---      -------      ----         -------     -------   --------      ---------
Reorganized Company

Balance, September 12,1994..      --      --       --           --        --              --          --     40,000             --

Net loss....................      --      --       --           --        --              --          --         --         (6,151)
                             -------     ---      ---      -------      ----         -------     -------   --------      ---------
Balance, December 31, 1994..      --      --       --           --        --              --          --     40,000         (6,151)

Net loss....................      --      --       --           --        --              --          --         --         (5,506)
Issuance of 6,845,105 shares
 of Class A Common Stock and
 1,894,955 shares of Class B
 Common Stock (636,247
 shares of Class A Common
 Stock issuable)............      --      75       19       39,006        --              --          --    (39,100)            --
Issuance of warrants to
 acquire 989,011 shares of
 Class A Common Stock.......      --      --       --           --       900              --          --       (900)            --
Grant of options to acquire
 592,500 shares of Class A
 Common Stock...............      --      --       --        2,187        --          (2,187)         --         --             --
Amortization of Unearned
 Compensation on options to
 acquire 592,500 shares of
 Class A Common Stock.......      --      --       --           --        --           2,005          --         --             --
Recordation of minimum
 pension liability..........      --      --       --           --        --              --      (1,170)        --             --
                             -------     ---      ---      -------      ----         -------     -------   --------      ---------
Balance, December 31, 1995.. $    --     $75      $19      $41,193      $900         $  (182)    $(1,170)  $     --      $ (11,657)
                             =======     ===      ===      =======      ====         =======     =======   ========      =========

See accompanying Notes to Financial Statements


Hawaiian Airlines, Inc.
Statements of Cash Flows (in thousands)
For the Year ended December 31, 1995 (Reorganized Company), the Period from September 12, 1994 to December 31, 1994
 (Reorganized Company), the Period from January 1, 1994 to September 11, 1994 (Predecessor) and the Year ended
 December 31, 1993 (Predecessor)

                                                     Reorganized Company             Predecessor
                                                 -------------------------------------------------------
                                                                Period from      Period from
                                                               September 12,     January 1,
                                                                  1994 to          1994 to
                                                                December 31,     September 11,
                                                     1995           1994             1994         1993
- --------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net income (loss)..............................  $ (5,506)      $ (6,151)        $ 169,389     $(69,424)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization................     3,836          1,183             4,085        5,969
    Amortization of reorganization value in
     excess of identifiable assets...............     3,601          1,090                --           --
    Amortization of debt discount................       557            136                --           --
    Allowance for doubtful accounts..............       719             --               422        4,811
    Net periodic postretirement benefit cost.....     3,309            903             1,988        2,916
    Stock option compensation....................     2,005             --                --           --
    Early retirement provision...................     2,000             --                --           --
    (Gain) loss from disposition of equipment....       233           (558)              (45)         659
    Extraordinary items..........................        --             --          (190,063)     (12,104)
    (Increase) decrease in accounts receivable...    (2,622)         3,401            (6,223)          44
    (Increase) decrease in inventories...........    (1,414)           220               497         (419)
    (Increase) decrease in prepaid expenses......       275         (2,233)           (1,133)        (406)
    (Decrease) increase in accounts payable......    17,653         (1,966)            5,774      (22,923)
    (Decrease) increase air traffic liability....    (9,921)          (319)           10,602      (14,319)
    (Decrease) increase in accrued liabilities...     3,432         (1,323)             (734)      66,408
    Other, net...................................       631            352               738           60
                                                   --------       --------         ---------     --------
      Net cash provided (used in) operations
       before reorganization expenses............    18,788         (5,265)           (4,703)     (38,728)

    Reorganization expenses......................        --             --            10,799       52,637
                                                   --------       --------         ---------     --------
      Net cash provided by (used in) operating
       activities................................    18,788         (5,265)            6,096       13,909
                                                   --------       --------         ---------     --------
Cash Flows From Inventing Activities:
  Return (issuance) of security deposits.........        --          6,979            (3,007)      (3,800)
  Additions to property and equipment............    (9,165)        (3,603)           (3,682)      (7,037)
  Net proceeds from disposition of equipment.....     4,225            673               817          992
                                                   --------       --------         ---------     --------
      Net cash provided by (used in) investing
       activities................................    (4,940)         4,049            (5,872)      (9,845)
                                                   --------       --------         ---------     --------
Cash Flows From Financing Activities:
  Issuance of long-term debt.....................     1,591          5,393                --           --
  Repayment of long-term debt....................   (10,644)        (2,095)             (689)      (1,730)
  Repayment of capital lease obligations.........    (2,907)        (1,044)           (1,345)          --
  Issuance of Common Stock.......................        --             --                --           11
                                                   --------       --------         ---------     --------
      Net cash provided by (used in)
       financing activities......................   (11,960)         2,254            (2,034)      (1,719)
                                                   --------       --------         ---------     --------
      Net increase (decrease) in cash and cash
       equivalents...............................     1,888          1,038            (1,810)       2,345

Cash and cash equivalents-Beginning of Year or
 Period..........................................     3,501          2,463             4,273        1,928
                                                   --------       --------         ---------     --------
Cash and cash equivalents-End of year or Period..  $  5,389       $  3,501         $   2,463     $  4,273
                                                   ========       ========         =========     ========

See accompanying Notes to Financial Statements


Hawaiian Airlines, Inc.
Statements of Cash Flows (in thousands)
For the Year ended December 31, 1995 (Reorganized Company), the Period from September 12, 1994 to December 31, 1994
 (Reorganized Company), the Period from January 1, 1994 to September 11, 1994 (Predecessor) and the Year ended
 December 31, 1993 (Predecessor)

                                                     Reorganized Company             Predecessor
                                                 -------------------------------------------------------
                                                                Period from      Period from
                                                               September 12,     January 1,
                                                                  1994 to          1994 to
                                                                December 31,     September 11,
                                                     1995           1994             1994         1993
- --------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid..................................  $  3,824       $    988         $   1,009     $  1,584
  Reorganization expenses paid...................        --             --             3,151          535

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Reclassification of liabilities subject to
   compromise....................................        --             --                --      161,039

Reclassification of redeemable Preferred and
 Preference Stock subject to compromise..........        --             --                --        5,973

Other capital transactions:
  Reclassification of Common Stock, warrants and
   options issuable to Class A Common Stock......        75             --                --           --
  Reclassification of Common Stock, warrants and
   options issuable to Class B Common Stock......        19             --                --           --
  Reclassification of Common Stock, warrants and
   options issuable to Capital in excess of par
   value.........................................    39,006             --                --           --
  Reclassification of Common Stock, warrants and
   options issuable to Warrants..................       900             --                --           --
  Grant of options to acquire 592,500 shares of
   Class A Common Stock..........................     2,187             --                --           --
  Recordation of minimum pension liability.......     1,170             --                --           --
  Exercise of warrants for Common Stock..........        --             --                --        8,000
  Issuance of 348,038 shares of Common Stock to
   the Employee Stock Ownership Plans............        --             --                --        2,871
  Class B Preference Stock accretion.............        --             --                --          619


See accompanying Notes to Financial Statements

HAWAIIAN AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

Hawaiian Airlines, Inc. was incorporated in January 1929 under the laws of the Territory of Hawaii and maintains its principal offices in Honolulu, Hawaii. Based on operating revenues, Hawaiian Airlines, Inc. is the largest airline headquartered in Hawaii and is engaged primarily in the scheduled transportation of passengers, cargo and mail over a route system which services the six major islands of the State of Hawaii, several cities primarily in the U.S. West Coast region and certain destinations in the South Pacific.

The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average, approximately 150 flights per day among the six major islands of the State of Hawaii ("Interisland"), daily service to four U.S. West Coast cities and Las Vegas ("Transpac"), and two flights per week to Pago Pago, American Samoa and one flight per week to Papeete, Tahiti in the South Pacific ("Southpac"). The Company also provides charter service to Las Vegas.

On September 21, 1993, Hawaiian Airlines together with HAL, INC., Hawaiian Airlines' parent company, and West Maui Airport, Inc., another wholly owned subsidiary of HAL, INC. (collectively the "Predecessor"), commenced reorganization cases by filing voluntary petitions for relief under Chapter 11, Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Hawaii. Concurrently therewith, the Debtors filed a Consolidated Plan of Reorganization dated September 21, 1993 (as amended through the most recent amendment dated April 20, 1995, the "Reorganization Plan"). The Company emerged from the Chapter 11 process less than a year later with the Reorganization Plan becoming effective on September 12, 1994 (the "Effective Date"). The Chapter 11 process resulted in the Company recognizing an extraordinary gain of $190.1 million, representing the relief of $204.7 million of liabilities net of offsets and certain liabilities that survived the reorganization. Further, pursuant to the Reorganization Plan, on the Effective Date, first West Maui Airport, Inc. and then HAL, INC. were merged with and into Hawaiian Airlines with Hawaiian Airlines being the sole surviving corporation. Upon the effectiveness of the mergers, all of the outstanding equity securities of the Company, HAL, INC., and West Maui Airport, Inc. were canceled.

Under the Plan, the Company will issue and distribute approximately 9,400,000 shares of its common stock to all of the unsecured creditors with claims allowed under the Plan. At December 31, 1995, the Company's common stock consisted of two classes, one with full voting rights, Class A Common Stock, and the other with limited voting rights, Class B Common Stock. On June 19, 1995, the Company commenced distribution of its Class A and Class B Common Stock and as of December 31, 1995, 6,845,105 shares of Class A Common Stock and 1,894,955 shares of Class B Common Stock were issued and outstanding. The Company anticipates issuing 636,247 shares of Class A Common Stock under the Plan by late 1996 in satisfaction of disputed claims outstanding as of December 31, 1995. Any shares withheld in excess of the amount distributed to the holders of such claims will be held until all disputed claims have been resolved. The disputed claims consist of an aggregate $534,000 for alleged prepetition violations and various other claims asserted by various governmental agencies and $5.2 million for damages arising from the return of aircraft asserted by the Federal Deposit Insurance Corporation, as receiver. Upon resolution of all disputed claims, there will be a final distribution of any remaining withheld shares to all general unsecured creditors on a pro rata basis.

Following the consummation of the AIP Investment, as defined below, each share of the Class B Common Stock issued pursuant to the Reorganization Plan was converted into one share of Class A Common Stock.

Pursuant to the Reorganization Plan, the Company (1) granted warrants to purchase an additional 989,011 shares of its Class A Common Stock (the "Existing Warrants"), none of which have been exercised, and (2) reserved 600,000 shares of the Class A Common Stock for issuance to certain employees under the Company's 1994 Stock Option Plan, as amended. The Class A Common Stock began trading on the American Stock Exchange (the "AMEX") and the Pacific Stock Exchange on June 21, 1995.

In February 1995, the Company's Board of Directors began to explore options to supplement the Company's capital base, reduce its reliance on short-term bank debt and promotional coupon sales and increase the Company's financial flexibility. The Company, with the assistance of its outside financial advisor, identified and met with potential investors, including Airline Investors Partnership, L.P. ("AIP"), regarding a possible equity investment in the Company. AIP ultimately agreed to make a $20.0 million cash investment in the Company through the purchase of 18,181,818 shares of Class A Common Stock, par value $.01 per share, and four shares of the Company's Series B Special Preferred Stock, par value $.01 per share (the "AIP Investment"). On January 31, 1996, the AIP Investment and a series of related transactions, which were dependent and effective upon one another, were consummated. Among other things, the related transactions included:

 .  Certain agreements and arrangements with American Airlines, Inc.
   ("American"), including amendment to the long-term aircraft lease agreement pursuant to which American leases DC-10-10 aircraft to the Company, (the "Aircraft Lease Agreement"), which provide for, among other things, the making of $10.0 million of previously deferred rent and maintenance payments and interest thereon with a secured promissory note, rent reduction and the release of a $2.0 million security deposit in the form of a letter of credit. In addition, the Company issued to AMR Corporation, American's parent company ("AMR"), Warrants (the "AMR Warrants") to acquire up to 1,897,946 shares of the Class A Common Stock at $1.10 per share. One-half of the AMR Warrants are immediately exercisable but the balance will only be exercisable if American and the Company enter into a code sharing agreement by January 1, 1997 regarding the placement of the two letter flight designator code for American's flights on the Company's Interisland flights. The AMR Warrants expire on September 11, 2001; and

 . Agreements with each of the Company's labor unions regarding certain modifications to their respective collective bargaining unit agreements. These modifications include certain wage concessions, which will generate significant annual cost savings to the Company.

See Note 16.

2.  FRESH START REPORTING

The fresh start reporting common equity value of approximately $40.0 million was determined by the Reorganized Company's management and was calculated by employing a methodology based on a multiple of earnings before interest and taxes. Analyses of publicly available information of other companies believed to be comparable to the Reorganized Company were used in determining a multiple which was then applied to financial projections of the Reorganized Company. Management's estimate of common equity value considered a number of factors including relevant industry and economic conditions, expected future performance, and the amount of available cash and current market conditions. Under fresh start reporting, the reorganization value of the entity was allocated to the Reorganized Company's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Reorganized Company is reflected as "Reorganization value in excess of amounts allocable to identifiable assets" in the accompanying balance sheets.

The effects of the Plan and fresh start reporting in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (the "SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" on the Reorganized Company's balance sheet as of the Effective Date are as follows, in thousands:

                                                                                                              Reorganized
                                                          Predecessor                                           Company's
                                                         Balance Sheet                      Fresh Start      Balance Sheet
                                                         September 11,    Debt Discharge    Adjustments      September 11,
                                                             1994              (a)              (b)              1994
- ----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents.............................  $  2,463          $     --          $     --           $    2,463
  Accounts receivable, net..............................    20,052                --              (376)              19,676
  Inventories, net......................................    10,714                --            (4,260)               6,454
  Assets held for sale..................................        --                --             1,594                1,594
  Prepaid expenses and other............................     5,048              (549)             (653)               3,846
                                                          --------          --------          --------             --------
    Total current assets................................    38,277              (549)           (3,695)              34,033

Property and equipment, net.............................    48,516                --           (15,204)              33,312
Nonoperating assets.....................................    25,818           (20,968)           (4,850)                  --
Assets held for sale....................................        --                --            11,925               11,925
Reoganization value in excess of amounts allocable
 to identifiable assets.................................        --                --            72,024               72,024
Other assets............................................    15,172              (882)            1,627               15,917
                                                          --------          --------          --------             --------
    Total assets........................................  $127,783          $(22,399)         $ 61,827             $167,211
                                                          ========          ========          ========             ========

                                                                                                              Reorganized
                                                          Predecessor                                           Company's
                                                         Balance Sheet                      Fresh Start      Balance Sheet
                                                         September 11,    Debt Discharge    Adjustments      September 11,
                                                             1994              (a)              (b)              1994
- ----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.....................  $   1,416          $  4,418          $    (145)          $    5,689
  Currrent portion of capital lease obligations.........      2,121                --                 --                2,121
  Accounts payable......................................     34,787           (14,789)              (504)              19,494
  Accrued liabilities...................................     12,774              (129)               439               13,084
  Air traffic liability.................................     40,639                --                 61               40,700
                                                          ---------          --------           --------             --------
    Total current liabilities...........................     91,737           (10,500)              (149)              81,088

Long-term debt..........................................      2,684             8,737                 --               11,421
Capital lease obligations...............................     12,591                --                 --               12,591
Other liabilities and deferred credits..................     31,789                --             (9,678)              22,111
                                                          ---------          --------          ---------             --------
    Total liabilities not subject to compromise.........    138,801            (1,763)            (9,827)             127,211

Total liabilities subject to compromise.................    204,726          (204,726)                --                   --
                                                          ---------          --------          ---------             --------
      Total liabilities.................................    343,527          (206,489)            (9,827)             127,211
                                                          ---------          --------          ---------             --------
Redeemable Preferred and Preference Stock Subject
 to Compromise..........................................      5,973            (5,973)                --                   --

Shareholders' Equity (Deficit):
  Common stock..........................................     40,504                --           (40,504)                   --
  Capital in excess of par value........................     12,479                --           (12,479)                   --
  Common stock, warrants and options issuable...........         --                --            40,000                40,000
  Accumulated deficit...................................   (274,700)          190,063            84,637                    --
                                                          ---------          --------          --------              --------
      Shareholders' equity (deficit)....................   (221,717)          190,063            71,654                40,000
                                                          ---------          --------          --------             --------
      Total liabilities and shareholders' equity
       (deficit)........................................  $ 127,783          $(22,399)         $ 61,827             $167,211
                                                          =========          ========          ========             ========

- -------------------
  (a) To record the discharge or reclassification of obligations pursuant to the Plan. Substantially all of these obligations are only entitled to receive such distributions of Common Stock as provided under the Plan. Portions of these obligations were restructured and will continue, as restructured, to be liabilities of the Reorganized Company.

  (b) To record adjustments to reflect assets and liabilities at estimated fair value (including the establishment of Reorganization value in excess of amounts allocable to identifiable assets), the establishment of the Reorganized Company's equity value of $40.0 million and the cancellation of the Predecessor's equity.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
- ---------------------

The Company's financial statements, up to and including the Effective Date, included herein have been prepared in accordance with SOP 90-7. For accounting purposes, the Effective Date of the Plan and inception date for the Reorganized Company is deemed to be September 12, 1994. Under fresh start reporting, the reorganization value of the entity has been allocated to the Reorganized Company's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Company is reflected as "Reorganization value in excess of amounts allocable to identifiable assets" in the accompanying balance sheets.

Because of the application of fresh start reporting, the financial statements for periods after reorganization are not comparable to the financial statements for periods prior to the reorganization.

CASH AND CASH EQUIVALENTS
- -------------------------

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Short-term cash investments at December 31, 1995 and 1994 were valued at cost and amounted to $2.5 and $2.6 million, respectively.

INVENTORIES
- -----------

Inventories consisting of flight equipment expendable parts and supplies are stated at average cost, less an allowance for obsolescence.

ASSETS HELD FOR SALE
- --------------------

Assets held for sale consisting of expendable inventory parts and rotable flight equipment are stated at the lower of average cost or net realizable value. As of December 31, 1995 and 1994, the Company had approximately $9.7 million and $13.4 million, respectively, of expendable inventory parts and rotable flight equipment held for sale internally or on a consignment basis with a third party.

PROPERTY AND EQUIPMENT
- ----------------------

Owned property and equipment are stated at cost. Costs of major improvements are capitalized. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

  Flight equipment...............    12-15 years, 15% residual value
  Ground equipment...............    5-15 years
  Airport terminal facility......    30 years
  Buildings......................    15-20 years
  Leasehold improvements.........    Shorter of lease term or useful life

Maintenance and repairs are charged to operations as incurred, except that (1) costs of overhauling engines are charged to operations in the year the engines are removed for overhaul and (2) scheduled heavy airframe overhauls on DC-9-50 aircraft are recorded under the deferral method whereby the cost of overhaul is capitalized and amortized over the shorter of the period benefited or the lease term. Additionally, provision is made for the estimated cost of scheduled heavy airframe overhauls required to be performed on leased DC-9-50 aircraft prior to their return to lessors. Maintenance and repairs on DC-10-10 aircraft are charged to operations on a flight hour basis.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS
- --------------------------------------------------------------------------

Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over 20 years. Accumulated amortization at December 31, 1995 and 1994 totaled approximately $4.7 and $1.1 million, respectively. The Company will continue to assess and evaluate whether the remaining useful life of the asset requires revision or, through the use of estimated future undiscounted cash flows over the remaining life of the asset, whether the remaining balance of the asset may not be recoverable. The assessment of the recoverability of the unamortized amount will be impacted if estimated future operating cash flows are not achieved.

OTHER ASSETS
- ------------

Material preoperating costs associated with the introduction of new flight equipment are amortized on a straight-line basis over the shorter of the lease period or five years.

ACCRUED VACATION LIABILITY
- --------------------------

Accrued vacation in excess of the amount expected to be taken by employees during the following year are classified as a noncurrent liability.

FREQUENT FLYER AWARDS
- ---------------------

A liability for frequent flyer awards is recognized on the incremental cost basis in the period during which passengers have accumulated sufficient mileage for award redemption. Incremental costs primarily include fuel and catering.

PASSENGER  REVENUES
- -------------------

Passenger fares are recorded as operating revenues when the transportation is provided. The value of unused passenger tickets is included as Air traffic liability.

INCOME TAXES
- ------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INCOME (LOSS) PER SHARE
- -----------------------

Income (loss) per share is based on the weighted average number of common stock shares and, if dilutive, common stock equivalents outstanding during each year.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
- -----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of Air traffic liability and the amounts reported for Accumulated pension and other postretirement benefit obligations.

Management believes that such estimates have been appropriately established in accordance with generally accepted accounting principles.


NEW ACCOUNTING PRONOUNCEMENTS
- -----------------------------

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

The Company plans to adopt SFAS No. 121 in 1996.  Restatement of previously
issued financial statements is not permitted.   The Company does not believe
that adoption of SFAS No. 121 will have a material impact on its financial condition or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires footnote disclosure of pro forma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will comply with the disclosure requirements of SFAS No. 123 in its 1996 financial statements.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

The carrying amounts of Cash and cash equivalents, Accounts receivable, Lease security and other deposits, Accounts payable, Other accrued liabilities, Accrued vacation liability and Accrued salaries and wages approximate fair value due to the short maturity of those instruments.

The estimated fair values of Long-term debt amounted to $11.4 million and $20.5 million at December 31, 1995 and 1994, respectively, and Capital lease obligations amounted to $12.2 million and $14.9 million at December 31, 1995 and 1994, respectively. These fair values were estimated by discounting the future cash flow requirements of each instrument at rates currently offered at the respective year-end dates to the Company for similar debt and lease instruments of comparable maturities.

5.  FLIGHT EQUIPMENT

All of the Company's aircraft are leased except for two DC-9-50s. At December 31, 1995 and 1994, the composition of the Company's aircraft fleet is as follows:


                          1995                  1994
                    --------------        ---------------
Aircraft Type       Leased   Owned        Leased    Owned
- ---------------------------------------------------------
DC-10-10                 8      --             7       --
DC-9-50                 11       2            12        1
                    -------------------------------------
Total                   19       2            19        1
                    =====================================


6.      LEASES

AIRCRAFT LEASES
- ----------------

Six DC-10-10 aircraft are leased under operating leases which expire in 2001. Two DC-10-10 aircraft are leased under short term operating leases which expire in 1996. Seven and four DC-9-50 aircraft and related flight equipment are leased under operating and capital leases, respectively, for various periods ranging through the year 2004.

Most of the aircraft under operating leases include renewal options and fair market value purchase options at the end of the lease period.

OTHER LEASES
- ------------

The Company leases office space for its headquarters, airport facilities, ticket offices and certain ground equipment in varying terms to 2008.

GENERAL
- -------

Rent expense for aircraft, office space, real property and other equipment during 1995, 1994 and 1993 was $25.5 million, $33.6 million and $36.6 million, respectively, net of sublease rental income from operating leases of $75,000, $368,000 and $48,000, respectively.

Scheduled future minimum lease commitments under operating and capital leases for the Company as of December 31, 1995, in thousands, are as follows:

                                          Operating    Capital
                                            Leases     Leases
- ---------------------------------------------------------------
1996...................................    $17,414      $ 3,715
1997...................................     16,405        3,643
1998...................................     15,786        3,281
1999...................................     15,215        3,281
2000...................................     12,302        1,501
Thereafter.............................     19,095           --
                                           -------      -------
  Total minimum lease payments.........    $96,217      $15,421
                                           =======
  Less amount representing interest....                   2,657
                                                        -------
  Present value of capital lease
   obligations.........................                  12,764

  Less current portion of capital lease
   obligations.........................                   2,662
                                                        -------
  Capital lease obligations, excluding
   current position....................                 $10,102
                                                        =======

In addition to scheduled future minimum lease payments, the Company is required to pay for, under agreement with American, monthly DC-10-10 maintenance charges. These charges are based on estimated flight hours for the month and are expensed as incurred. For the years ended December 31, 1995 and 1994, the Company incurred $37.6 million and $8.9 million, respectively, in maintenance charges under such agreement.

Commencing October 1994 and throughout 1995, the Company was delinquent in making certain payments due American under the Aircraft Lease Agreement. As of December 31, 1995, the Company was delinquent on scheduled payments amounting to approximately $9.7 million under this lease arrangement. Although American notified the Company that the failure to make these certain rent and prepaid maintenance payments constituted an event of default under the lease agreement, it did not declare the lease agreement in default or exercise any remedies available to it. Certain additional payments were made by the Company to American and amendments to the Aircraft Lease Agreement providing for deferrals of payment of any remaining delinquent amounts owed by the Company over scheduled dates were effected throughout 1995. Effective January 31, 1996, the Company and American agreed to terms for the satisfaction of these delinquent amounts. In addition, effective January 31, 1996, the Company and American agreed to a reduction in basic rents due on DC-10-10 operating leases. The above schedule of future minimum lease commitments does not reflect such reduction. See Notes 12 and 16.

The net book value of property held under capital leases as of December 31, 1995 and 1994 totaled $15.5 million and $17.3 million, respectively.

7.   DEBT

At December 31, 1995 and 1994, the Company's long-term debt, including obligations under capital leases, consists of the following, in thousands:

                                                 1995          1994
- --------------------------------------------------------------------
Secured oblitations due 1996-1999.........    $ 8,542        $13,537
Tax obligations due 1996-2000.............        158            668
Unsecured obligations due 1996-1997.......      2,850          6,341
Capital lease obligations due 1996-2000...     12,764         15,671
                                              -------        -------
                                               24,314         36,217
Current portion...........................     (8,689)        (9,301)
                                              -------        -------
  Long-term debt and capital lease
   obligations, excluding current
   portion................................    $15,625        $26,916
                                              =======        =======


Secured obligations due 1996-1999 are as follows:

 .      A note payable executed in 1994 in settlement of $6.0 million of administrative claims related to unpaid prepetition L-1011 and DC-9-50 aircraft rents. The note is due in 1999, bears interest at 8.0% per annum and is payable in monthly installments of principal and interest of $121,658. At December 31, 1995 and 1994, $4.7 million and $5.8 million were outstanding, respectively;

 .      A secured note payable executed in 1992 pursuant to a settlement agreement with the Government of Canada related to two DHC-7 aircraft and related flight equipment. The note is due in 1996 and is payable in installments of $50,000 per month. As the note bears no interest, interest has been imputed as of the Effective Date at 10.0% per annum. As of December 31, 1995 and 1994, $569,000 and $1.0 million were outstanding, respectively. In January 1996, the note was paid in full;

 .      A secured note executed in 1993 for the purchase of a DC-9-50 aircraft from a lessor. The mortgage note is due in 1999 and is payable in monthly installments of principal and interest of $59,876. Interest accrues at 10.315% per annum. At December 31, 1995 and 1994, $2.1 million and $2.6 million were outstanding, respectively; and

 .      The Company has available a credit facility provided by CIT Group/Credit
Finance, Inc. (the "Credit Facility"). The Credit Facility consists of an $8.15 million secured revolving line of credit including up to $3.0 million of letters of credit. Borrowings under the revolving line of credit have been recorded net of discount representing the fair value of the Existing Warrants as discussed in
Note 11. Available credit is subject to reduction determined by recalculation of the borrowing base and repayments arising from disposition of collateral. As of December 31, 1995, the total availability under the Credit Facility amounted to approximately $3.4 million, which amount was fully drawn in the form of $1.3 million in borrowings and $2.1 million in letters of credit. At December 31, 1994, $4.1 million and $2.1 million of borrowings and letters of credit, respectively, were outstanding. As of March 15, 1996, $2.0 million of additional borrowing capacity was available due to American's release of $2.0 million in letters of credit in conjunction with the consummation of the AIP Investment and its related transactions. See Note 16.

Tax obligations due 1996-2000 represent allowed priority tax claims for various taxing jurisdictions, which in accordance with the provisions of the Plan, bear interest at 7.0% per annum and are payable in 24 quarterly installments commencing on the first through sixth anniversaries of the Effective Date. The Company is currently in negotiations with respective tax jurisdictions regarding approximately $500,000 of tax obligations. At December 31, 1995, the $500,000 is included in Accounts payable in the accompanying balance sheets.

Unsecured obligations due 1996-1997 are as follows:

 .      A note executed in 1994 in settlement of $4.7 million of administrative claims related to unpaid postpetition L-1011 aircraft rents. The note is due in 1996, bears interest at prime plus 3.0% (11.5% at December 31, 1995) and is payable in monthly installments of principal and interest of $194,010. At December 31, 1995 and 1994, $1.6 million and $3.9 million were outstanding, respectively;

 .      A note executed in 1994 in settlement of $2.8 million of administrative claims related to unpaid prepetition airport use and occupancy fees to the State of Hawaii. The note is due in 1997 and is payable in monthly installments of $100,000. The note bears no interest; however, interest has been imputed at 10.0% per annum. As of December 31, 1995 and 1994, $1.2 million and $2.2 million were outstanding, respectively; and

 .      A note executed in 1994 in settlement of $276,000 of administrative claims related to unpaid L-1011 aircraft rents. The note is due in 1996, accrues interest at prime plus 3.0% per annum (11.5% at December 31, 1995) and is payable in monthly principal installments of $11,518. At December 31, 1995 and 1994, $115,000 and $254,000 were outstanding, respectively.

Obligations under capital leases represent the present value of aggregate future minimum lease payments discounted using interest rates ranging from 8.5% to 9.0%. See Note 6.

The following table represents a summary of the Company's assets which are pledged as security for the indicated obligations as of December 31, 1995:

                              Net Book Value                        Balance of
                              of Security as                       Obligation
                                    of                                as of
                               December 31,                        December 31,
 Asset/Nature of Security          1995            Creditor            1995
- --------------------------------------------------------------------------------
Security interest in           $6.1 million    GPA Group PLC and  $4.7 million
 certain DC-9 rotable parts                      AEROUSA, INC.    note due 1999

Security interest in           $1.0 million        Canadian       $569,000 note
 certain ground and flight                        Government      due 1996
 equipment, $15.0 million
 stipulated judgment to be
 filed upon default of
 payments due

Mortgage interest in           $2.7 million      GATX Capital     $2.1 million
 DC-9-50 aircraft                                Corporation      mortgage note
                                                                  due 1999

First priority security        Unspecified     CIT Group/Credit   $1.3 million
 interest in substantially                       Finance, Inc.    revolving
 all assets, with certain                                         credit
 limited exceptions                                               facility
 including prior liens                                            obligation
 contemplated by the Plan,                                        due 1996,
 $2.0 million letters of                                          $2.1 million
 credit (See Note 11)                                             letters of
                                                                  credit


8.      REORGANIZATION AND NONRECURRING OPERATING ITEMS

Operating expenses in 1995 were reduced by the reversal of $1.8 million in preconfirmation contingency accruals initially provided for on the Effective Date.

The following reorganization and other items associated with the bankruptcy proceeding were incurred by the Predecessor during the period from January 1, 1994 to September 11, 1994, in thousands:

Reorganization Items:
  Professional fees....................................  $ 5,744
  Employee share of common stock distribution..........    7,568
  Other................................................      268
Revaluation of assets and liabilities..................      370
                                                         -------
                                                         $13,950
                                                         =======


In 1993, the Predecessor entered into new collective bargaining agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO") ("IAM"), the Air Line Pilots Association, International ("ALPA"), Association of Flight Attendants ("AFA") and Transport Workers Union ("TWU") and made certain changes to the compensation and benefits of salaried employees. These new agreements contemplated that employees would have claims relating to ratified concessions which would be satisfied through the issuance of the new Common Stock of the Reorganized Company. A charge of $7.6 million in 1994 was included as a reorganization item in satisfaction of these claims.

During 1993, the Predecessor returned or terminated the respective leases under five of its DC-9-50 aircraft. As a result, the Company provided for $14.0 million in anticipated aircraft rental and return costs. In accordance with SOP 90-7, the Predecessor classified reorganization and other costs associated with the bankruptcy proceeding as nonoperating reorganization expenses. The balance for the period from September 22, 1993 through December 31, 1993 includes the following, in thousands:


Provisions for claims related to rejection of L-1011
 and DHC-7 aircraft leases.................................   $51,456
Provisions for claims related to various contract
 disputes, litigation and other matters....................       346
Professional fees and expenses related to
 reorganization proceedings................................       835
                                                              -------
                                                              $52,637
                                                              =======

Charter revenues in 1993 include $3.9 million received from the Military Airlift Command in May 1993 following a settlement with the Predecessor on its claim for additional compensation for charter operations during Operations Desert Shield and Desert Storm in 1991 and 1990.

9.  INCOME TAXES

As a result of net operating losses ("NOLs") in the current year and NOLs carried forward from prior years, the Company and the Predecessor were not required to provide for federal and state income taxes for 1995, 1994 and 1993.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below, in thousands:

                                                  1995          1994
- ---------------------------------------------------------------------------
Deferred tax assets:
  Accounts receivable, princially due to
   allowance for doubtful accounts............. $    320       $    198
  Accrued pension and post-retirement
   benefits....................................   10,104         10,448
  Accrued vacation.............................    1,646          1,644
  Net operating loss carryforwards.............   20,115         34,181
  Investment tax credit carryforwards..........    2,569          2,569
  Airframe return provision....................      964             76
  Other........................................    4,564          3,813
                                                --------       --------
    Total gross deferred tax assets............   40,282         52,929
    Less valuation allowance...................  (34,167)       (47,086)
                                                --------       --------
    Net deferred tax assets....................    6,115          5,843

  Deferred tax liabilities:
   Plant and equipment, principally due to
    differences in depreciation................   (6,115)        (5,843)
   Other.......................................       --             --
                                                 -------        -------
    Total gross deferred tax liability.........   (6,115)        (5,843)
                                                 -------        -------
    Net deferred taxes.........................  $    --        $    --
                                                 =======        =======

The valuation allowance for deferred tax assets as of January 1, 1995 and 1994 was $47.1 million and $66.4 million, respectively. The net change in the total valuation allowance for the years ended December 31, 1995 and 1994 was a decrease of $12.9 million and a decrease of $19.3 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Chapter 11 reorganization of the Company resulted in an "ownership change" of the Company under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), which resulted in a limitation on the use of its NOL carryforwards. In order to preserve a portion of the Company's NOLs in the event of an ownership change within two years of its bankruptcy reorganization, the Company made a special election in its 1994 federal income tax return to have its NOLs be subject to Section 382 of the Code following its bankruptcy reorganization (the "Section 382(l)(6) election"). The purpose of the Section 382(l)(6) election was to preserve the Company's ability to utilize a portion of its NOLs even if it underwent an ownership change within two years from the ownership change resulting from its bankruptcy reorganization. Absent that election, if the Company underwent an ownership change within two years following the ownership change resulting from its bankruptcy reorganization, it would have been precluded from using any NOLs incurred prior to that second ownership change to offset taxable income for periods following that ownership change.

As a result of the Section 382(l)(6) election, the Company's NOLs attributable to the period prior to the ownership change resulting from its bankruptcy reorganization, as computed for federal and state income tax purposes, available to be used to offset future taxable income generally was limited to an annual amount (the "Section 382 Limitation") equal to the value of the Company's equity immediately after that ownership change multiplied by the then "long-term tax-exempt rate". The Section 382 Limitation may also be increased by certain "built-in" income items recognized following an ownership change. Based on values used by the Company in preparing its 1994 federal income tax return, the Company's Section 382 Limitation that generally applied to all NOLs attributable to the period prior to the ownership change that resulted from the Company's bankruptcy reorganization was approximately $2.4 million, plus any "built-in" income items as previously discussed. NOLs incurred following that time were not subject to that limitation. In general, to the extent taxable income for a year is less than the Section 382 Limitation applicable to that year, the excess
Section 382 Limitation increases the Section 382 Limitation available for the immediately succeeding year. To the extent the Company's taxable income for a year exceeds the Section 382 Limitation applicable to that year, plus the amount of any unused NOLs not subject to the Section 382 Limitation (e.g., because they are Post-Change NOLs), the Company will have federal taxable income subject to tax at a maximum rate of 35.0% (plus any applicable state taxes). Unused NOLs generally expire 15 years after they are incurred.

At December 31, 1995, the Company has approximately $50.3 million of NOLs (and equivalent tax credit carryforwards) available to offset future federal and state taxable income, subject to the application of Section 382 of the Code, as discussed above. If the Company, in future tax periods, were to recognize tax benefits attributable to tax attributes of the Predecessor (such as net operating loss and other carryforwards), any such benefit would first be applied to reduce the balance of Reorganization value in excess of amounts allocable to identifiable assets.

Subsequent to December 31, 1995, a series of transactions were consummated which may have affected the Company's NOLs. See Note 16.

10.  BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS
- -----------------------------

The Company sponsors several defined benefit pension plans covering substantially all of its employees hired prior to September 1, 1992. Pilots and ground personnel are covered under three defined benefit pension plans which provide benefits based primarily on years of service and employee compensation near retirement. The IAM and salaried defined benefit pension plans were frozen effective October 1, 1993. Funding for the ground personnel plans is based on minimum Employee Retirement Income Security Act of 1974 requirements. Pension cost for the ALPA plan is funded on a current basis based on the amortization of prior service cost over 20 years. Plan assets consist primarily of common stocks, government securities, insurance contract deposits and cash management funds.

The following table summarizes the funded status of the defined benefit plans of the Company as of December 31, 1995, in thousands:

                                                            1995
                                          ------------------------------------------
                                           Plans for which         Plans for which
                                            accumulated            assets exceed
                                             benefits               accumulated
                                            exceed assets             benefits
- ---------------------------------------------------------------------------------
Fair value of plans assets............       $  88,877               $ 50,736
                                             ---------               --------
Accummulated benefit obligation:
  Vested..............................         (86,807)               (42,160)
  Non-vested..........................          (7,803)                (2,174)
                                             ---------               --------
                                               (94,610)               (44,334)
Additional benefits based on future
 salary levels........................         (13,860)                    --
                                             ---------               --------
Projected benefit obligation..........        (108,470)               (44,334)
                                             ---------               --------
Plan assets in excess of (less than)
 projected benefit obligation.........         (19,593)                 6,402
Unrecognized actuarial net loss.......           8,149                  3,435
Amount reflected as minimum pension
 liability............................          (1,170)                    --
                                             ---------               --------
  Prepaid (accrued) pension cost......       $ (12,614)              $  9,837
                                             =========               ========

The projected benefit obligation was determined using an assumed weighted-average discount rate of 7.25% for 1995. At December 31, 1995, the assumed weighted-average rate of compensation increase was 4.50% for pilots and 0.00% for ground personnel. The assumed weighted-average expected long-term rate of return on plan assets was 9.0% for 1995.

The provisions of SFAS No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount is recorded as a long-term liability in Accumulated pension and other postretirement benefits obligations and a separate reduction of Shareholders' Equity in the accompanying balance sheets.

The following table summarizes the funded status of the defined benefit plans of the Company as of December 31, 1994, in thousands:


                                                       1994
- ---------------------------------------------------------------
Fair value of plans assets......................     $ 122,625
                                                     ---------
Accumulated benefit obligations:
  Vested........................................      (108,119)
  Non-vested....................................        (7,991)
                                                     ---------
                                                     $(116,110)
Additional benefits based on future salary
 level..........................................       (10,244)
                                                     ---------
Projected benefit obligation....................      (126,354)
                                                     ---------
Projected benefit obligation in excess of plan
 assets.........................................        (3,729)
Unrecognized actuarial net loss.................         5,956
                                                     ---------
  Prepaid pension cost..........................     $   2,227
                                                     =========

The projected benefit obligation was determined using an assumed weighted-average discount rate of 8.25% for 1994. The assumed weighted-average rate of compensation increase was 4.25% for pilots and 0.00% for ground personnel at December 31, 1994. The assumed weighted-average expected long-term rate of return on plan assets was 9.0% for 1994.

Net periodic pension cost for 1995 included the following components, in thousands:

                                                Reorganized
                                                  Company
                                                -----------
                                                   1995
- -------------------------------------------------------------
Service cost-benefits earned during the
 year.........................................    $  3,248
Interest cost on projected benefit
 obligation...................................      10,411
Actual return on plan assets..................     (24,180)
Net amortization and deferral.................      12,868
Early retirement provision....................       1,496
                                                  --------
  Net periodic pension cost...................    $  3,843
                                                  ========

The net periodic pension cost in 1995 was determined using an assumed weighted-average discount rate of 8.25%.

In the first quarter of 1995, an early retirement program was offered by the Company to qualified participants of the IAM and salaried defined benefit plans. The Company recognized a $2.0 million charge to operations in 1995 which amount includes the impact of the early retirement program on the estimated accumulated benefit obligations of the IAM and salaried defined benefit plans.

Net periodic pension (gain) cost for 1994 included the following components, in thousands:

                                             Reorganized
                                               Company             Predecessor
                                           --------------------------------------
                                             Period from           Period from
                                           September 12, 1994    January 1, 1994
                                                 to                     to
                                           December 31, 1994     September 11, 1994
- ------------------------------------------------------------------------------------
Service cost-benefits earned during
 the period............................       $   818                 $ 2,326
Interest cost on projected benefit
 obligation............................         2,831                   6,828
Actual return on plan assets...........         3,109                  (2,244)
Net amortization and deferral..........        (6,366)                 (5,515)
Fresh start adjustment.................            --                  (8,284)
                                              -------                 -------
  Net periodic pension (gain) cost.....       $   392                 $(6,889)
                                              =======                 =======


The net periodic pension cost in 1994 was determined using an assumed weighted-average discount rate of 8.25% and 7.25% for the period from September 12, 1994 to December 31, 1994 and the period from January 1, 1994 to September 11, 1994, respectively.

In the third quarter of 1994, ALPA further ratified certain funding assumption changes to its defined benefit pension plan which resulted in decreased required cash contributions to the plan. The changes were ratified by ALPA in exchange for 1) an additional allowed general unsecured claim under the Predecessor's Chapter 11 process; 2) payment by the Reorganized Company of the pilots' pension plan investment and advisory fees and administrative expenses in 1994 and 1995, with payments being limited to $100,000 in 1994; 3) if applicable, future payment directly by the Reorganized Company for retirement benefits accrued in excess of statutory compensation limits; and 4) forgiveness of certain immaterial fees due from ALPA.

Fresh start adjustment of $8.3 million represents the net effect of fresh start accounting, as applied by the Company in accordance with SOP 90-7, on the pension benefit obligation as of September 12, 1994.

Net periodic pension gain for 1993 included the following components, in thousands:

                                                            Predecessor
                                                          ---------------
                                                               1993
- -------------------------------------------------------------------------
Service cost-benefits earned during the year...........       $  5,740
Interest cost on projected benefit obligation..........          9,919
Actual return on plan assets...........................        (11,455)
Net amortization and deferral..........................            645
Curtailment gain.......................................        (12,104)
                                                              --------
  Net periodic pension gain............................       $ (7,255)
                                                              ========


The net periodic pension cost in 1993 was determined using an assumed weighted-average discount rate of 7.25%.

Curtailment gain of $12.1 million represents the actuarial equivalent of the reduction in the net accrued pension benefit obligation as of September 30, 1993 and is reflected in the accompanying financial statements as an extraordinary item. The gain results from the cessation of future pay and credited service increases due to the aforementioned freezing of the IAM and salaried employee defined benefit pension plans as of October 1, 1993.

POSTRETIREMENT PLANS
- --------------------

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

The Company's postretirement benefit plans' combined benefit obligations as of December 31, 1995 and 1994 are as follows, in thousands:

                                                  1995            1994
- ----------------------------------------------------------------------------
Accumulated benefit obligation:
  Retirees and dependents..................    $ (5,848)       $ (5,278)
  Fully eligible active plan participants..        (341)           (346)
  Other active plan participants...........     (12,735)        (16,391)
                                               --------        --------
Unfunded accumulated postretirement benefit
 obligation................................     (18,924)        (22,015)
Unrecognized net (gain) loss...............      (6,398)              2
                                               --------        --------
  Accrued postretirement benefit
   obligation..............................    $(25,322)       $(22,013)
                                               ========        ========

The accumulated postretirement benefit obligation was determined using an assumed weighted-average discount rate of 7.25% and 8.25% for 1995 and 1994, respectively.

Net periodic postretirement benefit cost in 1995 included the following components, in thousands:

                                                            Reorganized
                                                              Company
                                                          ---------------
                                                               1995
- -------------------------------------------------------------------------
Service cost-benefits attributed to service
 during the year.......................................       $1,593
Interest cost on accumlated postretirement
 benefit obligation....................................        1,785
Early retirement provision.............................          411
                                                              ------
  Net periodic postretirement benefit cost.............       $3,789
                                                              ======


A weighted average discount rate of 8.25% was used for the year ended December 31, 1995.

As noted above, in the first quarter of 1995, an early retirement program was offered by the Company to qualified participants of the IAM and salaried defined benefit pension plans. The Company recognized a $2.0 million charge to operations in 1995 for the combined effects of the early retirement program on the estimated accumulated pension and postretirement benefit obligations.

Net periodic postretirement benefit cost in 1994 included the following components, in thousands:

                                             Reorganized
                                               Company             Predecessor
                                           --------------------------------------
                                             Period from           Period from
                                           September 12, 1994    January 1, 1994
                                                 to                     to
                                           December 31, 1994     September 11, 1994
- ------------------------------------------------------------------------------------
Service cost-benefits attributed to
 service during the period..........             $444                  $1,074
Interest cost on accumulated
 postretirement benefit
 obligations........................              459                     986
Net amortization and deferral.......               --                     (72)
                                                 ----                  ------
  Net periodic postretirement
   benefit cost.....................             $903                  $1,988
                                                 ====                  ======

A weighted average discount rate of 8.25% and 7.25% was used for the period from September 12, 1994 to December 31, 1994 and the period from January 1, 1994 to September 11, 1994, respectively.

Net periodic postretirement benefit cost in 1993 included the following components, in thousands:

                                                            Predecessor
                                                          ---------------
                                                               1993
- -------------------------------------------------------------------------
Service cost-benefits attributed to service
 during the year......................................        $1,480
Interest cost on accumulated postretirement benefit
 obligation...........................................         1,479
Net amortization and deferral.........................           (43)
                                                              ------
  Net periodic postretirement benefit cost............        $2,916
                                                              ======

Net periodic postretirement benefit cost in 1993 was determined using an assumed weighted-average discount rate of 7.25%.

For measurement purposes, the following ranges of graded rates were used in the per capita cost of covered medical benefits:

                                                       Reorganized
                                                         Company                                Predecessor
                                           ------------------------------------     --------------------------------------
                                                             Period from                 Period from
                                                           September 12, 1994           January 1, 1994
                                                                 to                           to
                                               1995        December 31, 1994           September 11, 1994           1993
- --------------------------------------------------------------------------------------------------------------------------
Initial rates..........................        14.0%              15.0%                       14.0%                  14.0%

Termination rates......................         5.0%               6.0%                        5.0%                   5.0%

The medical cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed medical cost trend rates by 1.0% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, 1994 and 1993 by $2.9 million, $3.7 million and $3.5 million, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $632,000, $584,000 and $593,000, respectively.

OTHER
- -----

The Company also sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots' plan. However, the Company made contributions of 5.0% in 1995, 5.0% in 1994 and 7.0% in 1993, of defined compensation pursuant to the terms of the flight attendants' plan. Effective January 1, 1994, the Company is required to contribute an additional 2.0% to participants in the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $555,000, $889,000 and $868,000 in 1995, 1994 and 1993,
respectively.

Effective September 1, 1993, the Company was required to contribute 2.0% of eligible earnings to the 401(k) plan for IAM and salaried personnel. Effective September 1, 1994, the Company is required to contribute 4.0% of eligible earnings to the IAM and salaried personnel plan. Contributions from the Company are required only for those employees who were participants in the plan as of September 1, 1993. Contributions to the IAM and salaried 401(k) plan totaled $1.6 million, $1.1 million and $288,000 in 1995, 1994 and 1993, respectively.

11.      COMMON STOCK WARRANTS, RIGHTS AND OPTIONS

EXISTING WARRANTS
- -----------------

In conjunction with the Credit Facility, $2.0 million of letters of credit were provided by certain third parties as additional security for performance of the Company's obligations under the Credit Facility. One such letter of credit in the amount of $1.0 million is guaranteed by Mr. Martin Anderson, a member of the Board of Directors for fiscal year 1995. The persons providing the letters of credit received a subordinated security interest in the assets securing the Financing and received warrants to purchase 989,011 shares of the Reorganized Company's Class A Common Stock. The warrants have a five-year term, expiring September 12, 1999, and are exercisable at a price equal to $2.73 per common share, subject to adjustment pursuant to anti-dilution provisions. No warrants had been exercised as of December 31, 1995.

SHAREHOLDER RIGHTS PLAN
- -----------------------

On December 1, 1994, the Board of Directors of the Company authorized adoption of a shareholder rights plan (the "Rights Plan") pursuant to which there would be attached to each share of common stock of the Reorganized Company one preferred stock purchase right (a "PSP Right"). The Rights Plan provides that in the event any person becomes the beneficial owner of 10.0% or more of the outstanding common shares, each PSP Right (other than a PSP Right held by the 10.0% shareholder) will be exercisable, on and after the close of business on the tenth business day following such event, to purchase Hawaiian Airlines Series A Preferred Stock having a market value equal to two times the then
current exercise price (initially $8.00).   The Rights Plan further provides
that if, on or after the occurrence of such event, the Company is merged into any other corporation or 50.0% or more of the Company's assets or earning power are sold, each PSP Right (other than a PSP Right held by the 10.0% shareholder) will be exercisable to purchase common shares of the acquiring corporation having a market value equal to $16.00. The PSP Rights expire on December 1, 2004 (unless previously triggered) and are subject to redemption by the Company at $0.01 per PSP Right at any time prior to the first date upon which they become exercisable.

1994 STOCK OPTION PLAN
- ----------------------

Pursuant to the terms of the Plan of Reorganization, 600,000 shares of the Company's Class A Common Stock have been reserved for issuance under a 1994 Stock Option Plan. The 1994 Stock Option Plan provides for issuance of options to officers and key employees of the Company, with the terms of such options and the recipients of such options to be determined by a committee. In February 1995, the Compensation Committee of the Board of Directors approved a form of nonqualified stock option agreement and granted options to acquire 592,500 shares of the Company's Class A Common Stock. The Compensation Committee established the exercise price of the options granted as 25.0% of the average of the closing prices of the Class A Common Stock reported on the AMEX for the 10 consecutive days of trading beginning on June 26, 1995. The application of the aforementioned formula resulted in an option exercise price of $1.62 per share. The options vest and are exercisable upon the earlier of February 2, 1996 or upon a change of control, as described in the 1994 Stock Option Plan. If the options vest through lapse of time, they may be exercised at any time prior to February 2, 2005; however, if the options vest due to a change of control, they may be exercised immediately prior to such change of control, after which any unexercised options lapse. Noncash compensation expense of approximately $2.0 million for the granted options has been recognized during the year ended December 31, 1995. The remaining $182,000 of compensation cost has been reflected as Unearned compensation in the Shareholders' Equity section in the accompanying balance sheets and will be recognized in January 1996. No options had been exercised as of December 31, 1995 (options to acquire 592,500 shares are outstanding).

In January 1996, the AIP Investment and a series of related transactions were consummated. The AIP Investment and its related transactions resulted in the immediate vesting of the aforementioned stock options, the Company issuing additional warrants to AMR and the holders of the Existing Warrants and changes to the provisions of the Rights Plan and 1994 Stock Option Plan. See Note 16.

12.  TRANSACTIONS WITH AMERICAN AND CERTAIN OF ITS AFFILIATES

A variety of agreements exist between the Company and American and AMR Training & Consulting Group, Inc. and its affiliates for certain services, including data processing, licensing of reservations system, leasing of DC-10-10 aircraft, maintenance services on such DC-10-10 aircraft and participation in the AAdvantage(R) frequent flyer program. At December 31, 1995, the obligations of the Company under these agreements were secured by a $2.0 million letter of credit issued under the Company's working capital line of credit. See Note 7.

On October 31, 1994, the Company failed to make certain payments due to American pursuant to the Aircraft Lease Agreement pursuant to which American leases six DC-10s to the Company. American sent the Company notice of the failure to make rent and prepaid maintenance payments and noted that such failure constituted an event of default under the Aircraft Lease Agreement, but did not declare the Aircraft Lease Agreement in default or exercise any of the remedies available to it, which include, but are not limited to, termination of the Aircraft Lease Agreement, repossession of certain aircraft and engines, recovery of damages and drawings under letters of credit then in place in the amount of $2.0 million posted by the Company as required by the Aircraft Lease Agreement. The Company subsequently made the rent and prepaid maintenance payments due American in November 1994.

On several occasions during 1995, the Company again failed to timely make certain rent and prepaid maintenance payments in full due pursuant to the Aircraft Lease Agreement. Again, while American sent the Company notice of the failure to make such payments in full, American did not declare the Aircraft Lease Agreement in default or exercise any of the remedies available to it. On several occasions during the year, American deferred the payment of the delinquent amounts. As of December 9, 1995, the Company owed American $7.1 million in deferred payments and accrued interest. American agreed to permit the deferral of the payment of this $7.1 million (plus interest thereon) and the periodic payments of lease rents and maintenance payments that would become due on or after December 8, 1995, up to a maximum of an additional $2.9 million (including interest), until the earlier of the consummation of the AIP Investment or February 7, 1996. As of January 4, 1996, the Company had deferred the maximum deferrable amount of lease rents and maintenance payments under the Aircraft Lease Agreement.

On January 31, 1996, establishment of terms for the repayment of these delinquencies and certain other agreements and arrangements with American and AMR were effected upon consummation of the AIP Investment. See Note 16.

13.      COMMITMENTS AND CONTINGENT LIABILITIES

LITIGATION
- ----------

The Company is party to a small number of lawsuits. Four claims were asserted against the Reorganized Company for alleged prepetition and/or administrative claims on or before the Effective Date of the Plan. Management believes that the Reorganized Company has established adequate reserves for these bankruptcy related claims.

In addition, the Company is a party to several other claims and legal actions. In the opinion of management, and after consultation with legal counsel, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or financial condition.

AIRCRAFT MAINTENANCE
- --------------------

Maintenance on the Company's DC-10-10 aircraft fleet is being performed by American in accordance with FAA regulations and Hawaiian Airlines' approved maintenance program. Commencing October 1994 and throughout 1995, the Company was delinquent in making certain payments due American under its lease arrangement. Establishment of terms for the repayment of these delinquencies and certain other arrangements with American were effected subsequent to December 31, 1995 upon consummation of the AIP Investment and its related transactions. See Notes 6, 12 and 16.

Due to the U.S. Government's decision to phase out the VLF/Omega stations, the Omega navigation system aboard the DC-10-10 aircraft must be updated to continue overseas operations. The current plan is to change to a dual Global Positioning System during the heavy phase checks scheduled for 1996. The estimated cost is $125,000 per aircraft.

Hawaiian Airlines anticipates that in the period 1996 through 1999, five of its 13 DC-9-50 aircraft will require a heavy airframe overhaul check (the "D Check"). The D Check for a DC-9-50 requires more than 10,000 man-hours of maintenance work and includes stripping the airframe, extensively testing the airframe structure and a large number of parts and components, and reassembling the overhauled airframe with new or rebuilt components. The Company anticipates each D Check to cost approximately $1,200,000.

As a result of certain incidents in 1989 and 1988 involving structural damage to aircraft in flight operated by carriers other than the Company, the Federal Aviation Administration (the "FAA") is requiring or is expected to require structural modifications and the replacement of certain parts, as well as the implementation of additional maintenance programs or changes to current programs, with respect to various types of aircraft over a certain age. These requirements vary, depending on the type of aircraft covered. Based on information currently available, the Company estimates that the total cost of complying with the aging aircraft requirements over the 1996 through 2000 period will approximate $600,000 per DC-9-50 aircraft.

In addition, the Company expects to incur approximately $100,000 per DC-9-50 aircraft per year, for maintenance required under a corrosion prevention and control program. This program is anticipated to continue indefinitely in the future.

During the period from 1996 through 2000, the Company anticipates implementing its supplemental inspection document program for certain of its DC-9-50 aircraft which is estimated to range up to $50,000 per aircraft.

The estimated future cost of complying with FAA regulations as discussed in the preceding paragraphs will be in addition to the costs of the Company's current DC-10-10 and DC-9-50 fleet maintenance programs.

LOS ANGELES AIRPORT OPERATING TERMINAL
- --------------------------------------

On December 1, 1985, the Company entered into an Interline Agreement with other airlines for, among other things, the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport ("Facilities"). Current tenants and participating members of LAX Two Corporation (the "Corporation"), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under a lease agreement. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental. All leases of the Corporation are accounted for as operating leases with related future commitments as of December 31, 1995 amounting to approximately $201.7 million. Rent expense relating to these operating leases totaled $5.9 million, $4.4 million and $3.6 million in 1995, 1994 and 1993, respectively.

Member airlines pay the expenses associated with the Facilities on a prorata share basis calculated primarily upon their respective numbers of passengers utilizing the Facilities. The Company accounts for its obligation under this agreement as an operating lease and incurred $842,000, $737,000 and $672,000 of rent expense in 1995, 1994 and 1993, respectively.

FREQUENT FLYER PROGRAM
- ----------------------

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

As of December 31, 1995 and 1994, Gold Plus members had accumulated approximately 3.3 billion and 3.0 billion miles, respectively, representing liabilities totaling approximately $489,000 at the end of each year. The Company's accruals assume full redemption of mileage points. During the years ended December 31, 1995, 1994 and 1993, 581.0 million, 636.0 million and 493.0 million award miles were redeemed, respectively.

The Company believes that the usage of free travel awards will not result in the displacement of revenue customers and, therefore, such usage will not materially affect the Company's liquidity or operating results. The use of free travel awards is subject to effective capacity control/yield management programs maintained by the Company to limit the possibility of displacing revenue passengers. Usage of Gold Plus travel redemption accounted for approximately 2.2%, 2.7% and 2.1% of Interisland traffic and an insignificant percentage of Transpac and Southpac traffic in 1995, 1994 and 1993, respectively.

14.  CONCENTRATION OF BUSINESS RISK

The Company's scheduled service operations are primarily focused on providing air transportation service to, from, or throughout the Hawaiian Islands. Therefore, the Company's operations, including its ability to collect its outstanding receivables, are significantly affected by economic conditions in the State of Hawaii and by other factors affecting the level of tourism in Hawaii.

The Company's Interisland, Transpac and Southpac scheduled service is marketed through a number of wholesalers. No wholesaler accounted for more than 10.0% of total passenger revenues in 1995 or 1994. In 1993, one wholesaler accounted for approximately 11.0% of total passenger revenues. The wholesaler purchased approximately $31.0 million of tickets in 1993, primarily in the Interisland and Transpac markets.

15.      RELATED PARTY TRANSACTIONS

During 1995, the law firm Goodsill Anderson Quinn & Stifel, of which Mr. Martin Anderson, a member of the Board of Directors and chairman of the Compensation Committee during fiscal year 1995, is a partner, billed legal fees to the Company in the amount of $117,479. As of December 31, 1995, $9,836 of fees were outstanding. In addition, Goodsill Anderson Quinn & Stifel received 28,606 shares of Class A Common Stock upon the June 19, 1995 initial distribution by the Company of shares of Class A Common Stock. Goodsill Anderson Quinn & Stifel sold all 28,606 shares of Class A Common Stock after the initial distribution.

In conjunction with obtaining financing under the Plan of Reorganization, $2.0 million of letters of credit were provided by certain third parties as additional security for performance of the Company's obligations under the Credit Facility. One such letter of credit in the amount of $1.0 million is guaranteed by Mr. Anderson. In consideration for the guarantee, Mr. Anderson received a subordinate security interest in the assets securing the Credit Facility and received warrants to purchase 494,505 shares of the Company's Class A Common Stock. The warrants have a five-year term, expiring September 12, 1999, and are exercisable at a price equal to $2.73 per share, subject to adjustment pursuant to anti-dilution provisions. See Note 11.

Mr. Clifton Kagawa, a member of the Board of Directors and the Compensation Committee during fiscal year 1995, is the President and Chief Executive Officer of Hill and Knowlton Asia Pacific, and senior representative in Hawaii for WPP Group plc, the parent company of Hill and Knowlton, Inc., and advertising agency Ogilvy and Mather Worldwide. Hill and Knowlton, Inc. is a public relations company which provides services to the Company. During 1995, this public relations company billed the Company for services totaling $170,601. Hill and Knowlton, Inc. received 1,431 shares of Class A Common Stock upon the June 19, 1995 initial distribution by the Company of shares of Class A Common Stock. Hill and Knowlton, Inc. sold all 1,431 shares of Class A Common Stock after the initial distribution. The Company also employs the services of Ogilvy & Mather Hawaii, which received 20,410 shares of Class A Common Stock upon the June 19, 1995 initial distribution by the Company of shares of Class A Common Stock. Ogilvy & Mather sold all 20,410 shares of Class A Common Stock after the initial distribution. During 1995, this advertising agency billed the Company for services totaling $2,942,574.

Upon consummation of the AIP Investment and its related transactions in January 1996, both Mr. Anderson and Mr. Kagawa agreed not to stand for reelection to the Board of Directors and effectively resigned upon the election of the new Board of Directors at the special meeting of shareholders. Also, the shares and the exercise price on such shares associated with Mr. Anderson's warrants were adjusted pursuant to the anti-dilution provisions of the warrants. See Note 16.

16.  FINANCIAL CONDITION AND LIQUIDITY AND
     SUBSEQUENT INVESTMENT AND FINANCIAL TRANSACTIONS

As discussed in Note 1, the Company's Plan became effective in September 1994, representing the completion of its Chapter 11 reorganization process within one year and the avoidance of additional costs primarily related to the transition of its aircraft fleet. Thereafter, the Company financed its operations through operating cash flow, borrowings under the Credit Facility, a series of promotional fare ticket sale activities and payment deferrals from existing creditors, one of which was American. During this period, the Company also operated with a cash balance equivalent to less than one week's worth of operating expenses. Operating at that level of liquidity placed the Company's existence at risk; there was no cushion to respond to unexpected operational upheavals that have periodically affected the airline industry or to cover the seasonal downturns typically experienced by the Company.

Due to its working capital shortage, the Company deferred certain discretionary capital expenditures that management believes may improve profitability. One example is a series of investments in improved software that are expected to improve operating efficiency. Another is the outlay required to consolidate operations into one terminal at Honolulu International Airport. The working capital shortage also had an unfavorable effect on yield, which, although difficult to quantify, is believed to be significant. The Company found it necessary to offer its products to wholesalers and to the public at reduced rates in order to enhance cash flow. The uncertain financial situation also limited the availability of trade credit and at times necessitated the use of cash or equivalent security to obtain services. Finally, potential partners in the airline industry have been reluctant to enter into business arrangements with the Company until its financial difficulties have been overcome.

This situation led the Company during 1995 to seek a possible equity investor. As a result of its efforts, on November 6, 1995, the Company executed a letter of intent with AIP, which was followed by the execution on December 8, 1995 of the definitive Stock Purchase Agreement (the "Investment Agreement") setting forth the terms of the AIP Investment. As of December 31, 1995, the Company had aggregated a net working capital deficit of $51.7 million, representing a $5.9 million increase from the net working capital deficit of $45.8 million at December 31, 1994. Principally, the increase in the working capital deficit resulted from the net of (1) an increase in accounts payable of $17.7 million primarily due to deferred aircraft lease rents and maintenance payments due American; (2) a decrease in air traffic liability of $9.9 million due to the burnoff throughout 1995 of promotional fare ticket sales held in the second and last quarters of 1994; and (3) miscellaneous changes in other working capital accounts resulting in a $1.9 million decrease in the working capital deficit from that of 1994.

The Board of Directors unanimously approved the AIP Investment and believes that the AIP Investment is in the best interests of the Company and its shareholders. A special shareholders meeting was held on January 30, 1996 at which the shareholders approved the series of transactions described below. On January 31, 1996, the AIP Investment and certain other transactions described below were consummated, which when considered in combination, are anticipated to (1) improve the Company's liquidity; (2) reduce operating costs; (3) enable the Company to make necessary capital expenditures; (4) allow the Company to take advantage of prompt payment discounts; (5) avoid the need to provide early payment incentives to wholesalers and become less dependent on promotional fare ticket sales to the traveling public; and (6) provide coverage for seasonal working capital needs.

AIP
- ---

The AIP Investment consisted of the issuance and sale to AIP of 18,181,818 shares of the Company's Class A Common Stock (the "Shares"), par value $.01 per share, and four shares of the Company's Class B Special Preferred Stock, par value $.01 per share, for an aggregate cash purchase price of $20.0 million under the Investment Agreement. Upon consummation of the AIP Investment, AIP owns approximately 67.0% of the Company's common equity. As a result, AIP currently controls substantially all actions to be taken by the shareholders of the Company. After giving effect to the issuance of shares of Class A Common Stock upon the exercise of rights proposed to be offered after the consummation of the AIP Investment as described below (the agreement with AIP requires AIP to use its best efforts to cause the Company to make such offering), the issuance of shares of Class A Common Stock upon the exercise of the AMR warrants and certain other issuances of Class A Common Stock, AIP would own approximately 44.0% of the outstanding common equity of the Company

(assuming that the rights referred to above are exercised by persons other than AIP). Until such time as AIP ceases to own at least 35.0% of the common equity, it would have the right to nominate six of the 11 nominees to stand from time to time for election as directors of the Company. Thereafter, AIP would have the right to nominate five, four or three directors so long as it owned at least 25.0%, 10.0% or 5.0%, respectively, of the common equity. On January 30, 1996, six of AIP's director nominees were elected to the Board of Directors.

AIP and the Company have entered into a registration rights agreement pursuant to which AIP would have the right to require the Company, on two occasions, to use its best efforts to register, at the Company's expense, some or all of the Shares under the Securities Act of 1933, as amended (the "Securities Act"). In addition, AIP would have the right to have the Shares included in any other registered offering of shares of Class A Common Stock made within ten years after consummation of the AIP Investment.

Rights Offering
- ---------------

The Investment Agreement requires AIP to use its best efforts to cause the Company, as soon as practicable after the consummation of the AIP Investment, to make a rights offering (the "Rights Offering") pursuant to which the Company would offer to such persons as the Board of Directors shall determine at the time of the Rights Offering (which would not initially include AIP (except possibly with respect to Rights not exercised during the allotted time) but would include, among others, shareholders who hold shares at the record date for the Rights Offering and holders of options granted under the 1994 Stock Option
Plan) rights to purchase shares of Class A Common Stock (the "Rights"), during a 20-day period after the issuance of the Rights, at a discount equal to at least 30.0% of the trading price of the Class A Common Stock measured over a period of time to be designated by the Board of Directors after the consummation of the AIP Investment and prior to the Rights Offering, subject to a minimum exercise price of $1.10 per Right. Unexercised Rights would be offered to certain employees, as provided in the modifications to the collective bargaining agreements described below, and possibly to AIP. The other terms and conditions of the Rights Offering, including the number of Rights to be offered, the record date for the Rights Offering and whether the Rights would be transferable, would be established by the Board of Directors at the time of the Rights Offering. It is currently expected that Rights with respect to approximately 10,000,000 shares of Class A Common Stock would be offered, subject to the Board's determination at the time of the Rights Offering. The Rights Offering would be made only by means of a separate prospectus constituting a part of a registration statement to be filed by the Company with the Securities and Exchange Commission.

The Company has agreed with GPA Group plc and its affiliate AEROUSA, Inc. (the "GPA Companies") that, if the closing of the Rights Offering shall have occurred by September 30, 1996, the Company shall repurchase all of the shares of Class A Common Stock owned by the GPA Companies and repay certain secured and unsecured promissory notes held by the GPA Companies. The stock repurchase price would be $1.10 per share and the promissory notes would be repaid at approximately 85.0% of the then carrying value of the notes, including any deferred costs and other expenses owed. Based on the number of shares owned by the GPA Companies as of January 31, 1996 and the carrying value of the notes as of such date, the Company would pay approximately $4.91 million to the GPA Companies. The Company has the option at any time prior to the Rights Offering to repurchase the GPA Companies' shares and repay their notes on the above terms.

AMR and American
- -----------------

Upon consummation of the AIP Investment and satisfaction of certain other conditions, the Company entered into certain arrangements with AMR and American pursuant to which, AMR and American accepted the following:

 . The payment of up to $10.0 million of deferred lease rents and maintenance payments (and accrued interest thereon) under the Aircraft Lease Agreement and the reimbursement of American's fees and expenses in connection with the transaction through the issuance by the Company to American of a $10.25 million promissory note secured by certain assets of the Company (the "American Note"). The American Note bears interest at 10.0% per annum, payable quarterly in arrears, and has a final maturity date of September 11, 2001. The American Note requires repayment of principal equal to one-sixth of the original principal amount on each anniversary of its date of issuance (January
  31). The Company has the option to prepay the American Note for $9.15 million at any time before January 31, 1997, or at any time thereafter, in whole or in part, at its remaining principal balance, without premium. The American Note is prepayable in full, at the option of the holder, in the event and at the time that any person or group (other than AIP) acquires more than 30.0% of the voting interest in the Company;

  The American Note is secured by a lien on substantially all of the personal property of the Company through December 31, 1997. This lien is a first priority lien except that it is junior to (1) liens of security deposits held by credit card processors and (2) liens securing up to $15.0 million in obligations of the Company consisting of (x) secured obligations of the Company (other than credit card processor security deposit liens) existing on the date of issuance of the American Note, and (y) additional secured obligations of the Company incurred after such issuance. As of January 31, 1996, in addition to its credit card deposits, the Company had $7.6 million in secured obligations (including all amounts under the Credit Facility), the liens of which are prior to the lien of the American Note. On and after January 1, 1998, the Company is obligated to secure the American Note and the other obligations of the Company to American with a first priority lien on identified assets with a fair market value (supported by an appraisal) of at least 125.0% of the remaining outstanding principal balance of the American Note from time to time;

 . Basic rents under the Aircraft Lease Agreement have been reduced by approximately 28.0% for a period of three years, at which time basic rents would revert back to 1995 levels. The Company has agreed to pay a minimum monthly charge for maintenance services and basic rents and maintenance charges are payable monthly in arrears rather than weekly in advance. American has the right to terminate its obligation to provide aircraft maintenance services on and after January 1, 1999 upon 180 days prior notice;

 . American's relinquishment of $2.0 million of letters of credit which secured the Company's obligations to American under the Aircraft Lease Agreement. The termination of these letters of credit increased the Company's borrowing capacity under the Credit Facility;

 . Issuance of the AMR Warrants to AMR, which entitle the holder to acquire up to 1,897,946 shares of the Class A Common Stock (the "AMR Warrant Shares") exercisable at $1.10 per share. One half of the AMR Warrants are immediately exercisable but the balance of the AMR Warrants are only exercisable if American and the Company enter into a code sharing arrangement by January 1, 1997 regarding the placement of the two letter flight designator code for American's flights on the Company's Interisland flights. If not exercised, the AMR Warrants expire on September 11, 2001; and

 . American's right to require the Company, on two occasions, to use its best efforts to register, at the Company's expense, some or all of the AMR Warrant Shares under the Securities Act. In addition, AMR has the right to have the AMR Warrant Shares included in any other registered offering of shares of Class A Common Stock made before September 11, 2001. If any person or entity acquires a majority of the outstanding Common Stock before September 11, 2001, the Company is required to use its best efforts to cause the seller or sellers of such Common Stock to permit AMR to include AMR Warrant Shares in such sale on the same terms as those available to such seller. AIP has agreed that, if it were one of the sellers in such a sale, it would permit AMR to participate in such sale.

The arrangements with American have provided the Company with substantial benefits. The payment through the American Note of $10.0 million of deferred rents and maintenance payments otherwise due on February 7, 1996 will effectively permit the Company to make such payments in installments over the period from January 1997 to September 2001, thereby freeing up working capital for other purposes. In addition, basic rents under the Aircraft Lease Agreement have been reduced by approximately 28.0% for three years, resulting in lower operating costs. Furthermore, the release by American of the security deposit letters of credit resulted in $2.0 million of borrowing capacity becoming available to the Company under the Credit Facility. In total, these arrangements with American would further improve the Company's liquidity and will result in the reduction of cash operating expenses by approximately $3.0 million per year for three years.

Unions and Labor Agreements
- ---------------------------

Upon consummation of the AIP Investment and satisfaction of certain other conditions, amendments to the labor agreements for each of the Company's labor unions became effective.

The amendments to the agreements extend the amendable date of all five contracts from February 28, 1997 to February 28, 2000. Each of the five unions agreed to certain economic concessions, which include cancellation of certain scheduled pay increases, with new pay increases to be effective December 1, 1998 and January 1, 2000. Management expects that these concessions will reduce cash operating expenses which would have been incurred during the two-year period ending December 1997. In exchange for the wage concessions, the Company has agreed to negotiate a gain-sharing program to provide employees the opportunity to receive wage rate increases resulting from work rule and productivity modifications, which would produce cost savings to the Company. In addition, the Company has agreed to establish a profit bonus plan, which would provide all employees (other than senior management) with cash bonuses if the Company achieves certain pre-tax profit targets. The contracts as modified provide additional furlough protection to employees under certain specified circumstances. The Company and unions also have agreed to include certain additional low-cost or no-cost provisions that are specific to each of the respective union contracts. Management cannot presently determine the estimated costs associated with these gain sharing and profit bonus plan initiatives.

Pursuant to their collective bargaining agreements, AFA, IAM and ALPA each have the right to nominate one of the nominees to stand from time to time for election as directors of the Company. On January 30, 1996, each of the IAM, ALPA and AFA director nominees were elected to the Board of Directors.

Special Preferred Stock
- -----------------------

As part of the AIP Investment, AIP received four shares of Series B Special Preferred Stock, which entitle AIP to nominate directors as described above. AFA, IAM and ALPA each received one share of Series C Special Preferred Stock, Series D Special Preferred Stock and Series E Special Preferred Stock, respectively, (collectively the "Special Preferred Stock") which entitle each union to nominate one director. The holders of each series of the Special Preferred Stock are entitled to fill a vacancy on the Board of Directors caused by the removal, resignation or death of a director nominated by that series if the Board fails to fill such vacancy within 30 days. AIP has agreed with each of IAM, ALPA and AFA that so long as the right to have a representative on the Board is in its respective collective bargaining agreement, AIP will vote its shares in favor of such union's nominee for the Board of Directors. In addition to the rights of the Special Preferred Stock described above, the Special Preferred Stock is 1) senior to Common Stock and each series is pari passu with each other with respect to rights on liquidation, dissolution and winding up and will be entitled to receive $.01 per share, and no more, before any payments are made to holders of any stock ranking junior to the Special Preferred Stock; 2) has no dividend rights other than at any time that a dividend is declared and paid on the Common Stock dividends in an amount per share equal to twice the dividend per share paid on the Common Stock will be paid on the Special Preferred Stock; 3) is entitled to one vote per share and votes with the Class A Common Stock as a single class on all matters submitted to the shareholders of the Company; 4) automatically converts into one share of Class A Common Stock upon the transfer of such share from the person to whom originally issued to any person that is not an affiliate of such person; and 5) does not have preemptive rights in connection with future issuances of the Company's capital stock.

Authorized Capital Stock
- ------------------------

The Amended Articles of Incorporation of the Company, as amended were further amended to increase the authorized number of shares of Class A Common Stock from 40,000,000 shares to 60,000,000 shares. The increase in the number of authorized shares allows the Company to have a sufficient number of authorized and unissued shares of Class A Common Stock to permit the exercise of Rights under the Rights Offering and ensures that the Company will have, from time to time, an adequate number of authorized and unissued shares available for corporate purposes, such as future public and private equity offerings, to raise working capital. As a result of the amendment, the authorized capital stock of the Company consists of 60,000,000 shares of Class A Common Stock, par value $.01 per share, 3,050,000 shares of Class B Common Stock, par value $.01 per share, and 2,000,000 shares of Preferred Stock, $.01 par value per share.

Except for shares of Class A Common Stock that have been reserved in connection with the Existing Warrants, the 1994 Stock Option Plan, the Plan, the AMR Warrants and the Rights Offering, the Company has no present agreements or commitments to issue any additional shares of Class A Common Stock.

Existing Warrants
- -----------------

Pursuant to the anti-dilution provisions of the Existing Warrants, upon the consummation of the AIP Investment, the holders of the Existing Warrants received warrants to purchase an additional 587,356 shares of Class A Common Stock exercisable at $1.71 per share. The holders of the Existing Warrants have agreed that the anti-dilution provisions will not apply in connection with the AMR Warrants and the Rights.

1994 Stock Option Plan
- ----------------------

As discussed in Note 11, options to acquire 592,500 shares of Class A Common Stock were granted in 1995 pursuant to the terms of the 1994 Stock Option Plan. The AIP Investment constituted a change of control for purposes of the 1994 Stock Option Plan, thereby accelerating both the vesting and expiration of the options. In connection with the AIP Investment, the 1994 Stock Option Plan was amended to extend the option exercise period to February 2, 2005. This amendment resulted in a new measurement date for the awarded options and approximately $782,000 of related noncash compensation expense was recorded in January 1996.

Rights Plan
- -----------

AIP's acquisition of the Shares would have rendered AIP a "10% Shareholder," as that term is defined in the Rights Plan (see Note 11), thereby triggering the distribution of preferred stock purchase rights to the Company's shareholders. Pursuant to the Rights Plan, the Board has the power to determine whether any person, including AIP, is or is not a "10% Shareholder," whether or not such a determination is adverse to any holder of PSP rights. The Board determined that AIP's acquisition of the Shares shall not render AIP a "10% Shareholder" and in anticipation of the AIP Investment, amended the Rights Plan to exclude AIP's acquisition of the Shares from triggering the distribution of the PSP rights.

Tax and Net Operating Loss Considerations
- -----------------------------------------

The Company believes that the transactions with respect to its equity following its bankruptcy reorganization, including those pertaining to the AIP Investment, issuance of the AMR Warrants, consummation of the Rights Offering, and possible purchases or sales of its stock by significant shareholders or exercises of options to acquire equity in the Company, has resulted in or has significantly increased the likelihood of an "ownership change" of the Company for purposes of
Section 382 of the Internal Revenue Code. An ownership change under Section 382 results in an annual limitation on the amount of pre-ownership change NOLs of the Company that can be used to offset the Company's taxable income for periods following the ownership change.

Based on values used by the Company in preparing its 1994 federal income tax return, the Company's Section 382 Limitation that generally applied to all NOLs attributable to the period prior to the ownership change that resulted from the Company's bankruptcy reorganization was approximately $2.4 million, plus certain "built-in" income items that increase the Section 382 Limitation. While the Company anticipates that any ownership change resulting from the AIP Investment and its related transactions would result in a new Section 382 Limitation which is lower than the Section 382 Limitation in effect previously, the amount of such reduction and its effect on the Company (as well as the effect on the Company of subjecting NOLs incurred following the Company's bankruptcy reorganization to the Section 382 Limitation) depend on numerous issues, including but not limited to the value of the Company's equity at certain dates, the amount and timing of future taxable income and loss, and the amount of "built-in" income items of the Company. Therefore, while the effect of an ownership change resulting from the AIP Investment and its related transactions could be to increase the future tax liabilities of the Company, the precise effect of such an ownership change of the Company resulting from the Investment and its related transactions is unclear.

Current Status
- --------------

The Company's capital resources have been increased substantially due to the AIP Investment and the arrangements with American. It is anticipated that the combination of the Company's improved liquidity and reduced operating costs will enable the Company to make necessary capital expenditures, take advantage of prompt payment discounts, avoid the need to provide early payment incentives to wholesalers and become less dependent on promotional fare ticket sales to the traveling public, thereby further improving liquidity.

In addition, the Company is anticipating the consummation of the Rights Offering and is currently negotiating to increase the capacity of the Credit Facility to $15.0 million. No assurance can be given that the Company will be successful in either of these efforts. If the Company is unsuccessful, it will seek other sources of financing. However, because the Company has no remaining unencumbered assets, its access to additional sources of liquidity remains limited. If the Company is unsuccessful in obtaining additional sources of liquidity, an adverse change in events and circumstances could result in the Company being unable to meet its financial obligations after it exhausts its current and foreseeable capital resources.

The financial statements at December 31, 1995, have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary as a result of the outcome of future uncertainties. Management recognizes that the continuation of the Company as a going concern is dependent upon a return to profitable, positive cash flow operations and the generation of adequate funds to meet its ongoing obligations.

HAWAIIAN AIRLINES, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
UNAUDITED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT FOR PER SHARE
DATA)


                                                                Reorganized Company
                                             -----------------------------------------------------------
                                               First          Second          Third          Fourth
                                              Quarter         Quarter        Quarter        Quarter
- ---------------------------------------------------------------------------------------------------------
1995:
  Operating revenues.......................  $75,508          $85,464        $ 93,355       $92,577
  Operating income (loss)..................   (7,427)             431           4,436           659
  Net income (loss)........................   (8,294)            (451)          3,363          (124)
  Proforma income (loss) per share.........    (0.88)*          (0.05)*          0.33*        (0.01)*

                                                         Predecessor                              Reorganized Company
                                             ---------------------------------------------------------------------------------
                                               First           Second                                              Fourth
                                              Quarter          Quarter           (a)               (b)            Quarter
- ------------------------------------------------------------------------------------------------------------------------------
1994:
  Operating revenues.......................    $70,977         $72,515        $ 73,331            $13,171          $75,986
  Operating income (loss)..................     (6,456)         (6,683)          6,718             (3,114)          (3,154)
  Loss before income taxes.................     (7,351)         (8,765)         (4,558)            (3,179)          (2,972)
  Net income (loss)........................     (7,351)         (8,765)        185,505             (3,179)          (2,972)
  Proforma loss per share..................        N/M **          N/M **          N/M **           (0.34)*          (0.31)*

The results of operations for the first three quarters of 1994 were adjusted for the impact of certain significant fourth quarter adjustments which related to the prior quarters. These adjustments were corrections of errors which resulted from mathematical mistakes, mistakes in the application of accounting principles or oversight or misuse of facts that existed at the time the financial statements were prepared.

(a)  Period from July 1, 1994 to September 11, 1994
(b)  Period from September 12, 1994 to December 31, 1994

* Proforma per share data has been calculated assuming that the Reorganized Company will issue approximately 9.4 million shares of Common Stock
** Not Meaningful - per share data is not meaningful as the Predecessor was recapitalized and adopted fresh start reporting as of September 12, 1994


Hawaiian Airlines, Inc.
Selected Financial and Statistical Data (in thousands, except per share data)
- ------------------------------------------------------------------------------------------------------------------------------
                                                  Reorganized Company                        Predecessor
                                                ------------------------       ------------------------------------------
                                                             Period from       Period from
                                                            September 12,      January 1,
                                                               1994 to           1994 to
                                                             December 31,      September 11,
                                                 1995           1994              1994          1993       1992       1991
- ------------------------------------------------------------------------------------------------------------------------------
Summary of Operations:
  Operating revenues........................  $346,904         $89,157           $216,823     $304,109   $ 395,076   $365,042
  Operating expenses........................   348,805          95,425            223,244      328,947     506,117    460,036
                                              --------         -------           --------     --------   ---------   --------
  Operating loss............................    (1,901)         (6,268)            (6,421)     (24,838)   (111,041)   (94,994)
  Interest expense, net.....................    (3,579)           (968)              (850)      (4,706)    (11,217)   (12,493)
  Gain (loss) on disposition of equipment...      (233)            558                 45         (659)     (1,075)    (3,888)
  Gain on sale of routes....................        __              __                 __           __      41,702      9,000
  Other, net................................       207             527                502        1,312        (321)     1,217
  Reorganization expenses...................        --              --            (13,950)     (52,637)         --         --
                                              --------         -------           --------     --------   ---------   --------
  Loss before income taxes, extraordinary
   items and cumulative effect of change in
   accounting principle.....................   (5,506)         (6,151)           (20,674)     (81,528)    (81,952)   (101,158)
  Income taxes..............................       --              --                 --           --          --       2,610
                                              --------         -------           --------     --------   ---------   --------
  Loss before extraordinary items and
   cumulative effect of change in
   accounting principle.....................    (5,506)         (6,151)           (20,674)     (81,528)    (81,952)   (98,548)
  Extraordinary items, net..................        --              --            190,063       12,104     108,722         --
                                              --------         -------           --------     --------   ---------   --------
  Income (loss) before cumulative effect of
   change in accounting principle...........    (5,506)         (6,151)           169,389      (69,424)     26,770    (98,548)
  Cumulative effect of change in accounting
   principle................................        --              --                 --           --       2,192         --
                                              --------         -------           --------     --------   ---------   --------
  Net income (loss).........................  $ (5,506)        $(6,151)          $169,389     $(69,424)  $  28,962   $(98,548)
                                              ========         =======           ========     ========   =========   ========
Pro forma loss per share:**
  Before extraordinary items and cumulative
   effect of change in accounting
   principle...............................   $  (0.59)**      $ (0.65)**        $    N/M*         N/M*        N/M*       N/M*
  Extraordinary items, net.................         -- **           -- **             N/M*         N/M*        N/M*       N/M*
  Cumulative effect of change in accounting
   principle...............................         -- **           -- **             N/M*         N/M*        N/M*       N/M*
                                              --------         -------           --------     --------   ---------   --------
  Net loss.................................   $  (0.59)**      $ (0.65)**        $    N/M*         N/M*        N/M*       N/M*
                                              ========         =======           ========     ========   =========   ========


Hawaiian Airlines, Inc.
Selected Financial and Statistical Data (in thousands, except per share data) (continued)
- ------------------------------------------------------------------------------------------------------------------------------
                                                  Reorganized Company                          Predecessor
                                                ------------------------      ------------------------------------------------
                                                      December 31,                                      December 31,
                                                ------------------------      September 11,  ---------------------------------
                                                 1995             1994            1994          1993       1992      1991
- ------------------------------------------------------------------------------------------------------------------------------
Weighted Average Shares Outstanding.........  $  9,400**         9,400**            7,137        6,170       5,123      2,777
Shareholders' Equity Per Share..............      3.10**          3.60**              N/M*         N/M*        N/M*       N/M*
Shares Outstanding at Year End..............     9,400**         9,400**            7,137        7,136       5,713      3,110

Balance Sheet Items:
  Total assets..............................  $161,640        $163,301           $167,211     $105,540    $105,743   $133,758
  Property and equipment, net...............    41,391          37,756             33,312       36,558      38,956     65,317
  Long-term debt, excluding current portion.     5,523          14,152             11,421        2,615       1,800     75,958
  Capital lease obligations, excluding
   current portion..........................    10,102          12,764             12,591           --          --         --
  Redeemable Preferred Stock and Preference
   Stock....................................        --              --                 --           --       5,354     79,276
  Redeemable warrants to purchase Common
   Stock....................................        --              --                 --           --          --      2,900
  Shareholders' equity (deficit)............    29,178          33,849             40,000     (209,882)   (142,720)  (206,467)

 * Not Meaningful - Per share data is not meaningful as the Predecessor was recapitalized and adopted fresh start reporting as of September 12, 1994
** Proforma per share data has been calculated assuming that the Reorganized
   Company will issue approximately 9.4 million shares of Common Stock


Hawaiian Airlines, Inc.
Selected Financial and Statistical Data (in thousands, except per share data) (continued)

- ------------------------------------------------------------------------------------------------------------------------
                                                              1995         1994         1993         1992        1991
- ------------------------------------------------------------------------------------------------------------------------
Operating Statistics:
  Revenue passengers*...................................        4,781        4,584       4,337         4,647       3,765
  Revenue passenger miles*..............................    3,171,366    2,880,339   2,870,713     3,322,045   2,021,698
  Available seat miles*.................................    4,238,319    3,995,649   3,850,133     4,710,795   3,203,842
  Passenger load factor.................................         74.8%        72.1%       74.6%         70.5%       63.1%
  Cargo tons............................................       28,637       22,740      19,669        15,694      12,003
  Revenue ton miles*....................................      365,320      324,096     314,725       353,067     211,070
  Revenue plane miles*..................................       17,619       16,243      15,256        20,909      14,702
  Passenger revenue per passenger mile..................          9.4c         9.7c        9.5c         10.3c       12.7c

* In thousands

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors
Hawaiian Airlines, Inc.:

Under date of March 15, 1996, we reported on the balance sheets of Hawaiian Airlines, Inc. as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 1995, the period September 12, 1994 through December 31, 1994, the period January 1, 1994 through September 11, 1994, and the year ended December 31, 1993, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in item 14(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The independent auditors' report on the financial statements of Hawaiian Airlines, Inc. referred to above contains an explanatory paragraph that states that as discussed in notes 1 and 2 to the financial statements, on September 12, 1994, Hawaiian Airlines, Inc. emerged from bankruptcy. The financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis than those of the Predecessor Company and, therefore, are not comparable in all respects.

The independent auditors' report on the financial statements of Hawaiian Airlines, Inc. referred to above also contains an explanatory paragraph that states that the Company's recurring losses from operations, deficit working capital and its limited sources of additional liquidity raise substantial doubt about its ability to continue as a going concern. The aforementioned financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG Peat Marwick LLP
Honolulu, Hawaii
March 15, 1996


Hawaiian Airlines, Inc.
Valuation and Qualifying Accounts (in thousands)
Years Ended December 31, 1995 (Reorganized Company), 1994 (Reorganized Company) and 1993 (Predecessor)

        COLUMN A                         COLUMN B                 COLUMN C                COLUMN D         COLUMN E
                                                                  ADDITIONS
                                                           ----------------------
                                                               (1)        (2)
                                        Balance at         Charged to  Charged to                           Balance
                                        Beginning          Costs and     Other                              at End
          Description                    of Year            Expenses    Accounts         Deductions         of Year
- --------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
  1995...............................    $  500                 719          --               419(b)         $  800
====================================================================================================================
  1994...............................    $  800                 422         326(a)          1,048(b)         $  500
====================================================================================================================
  1993...............................    $3,293               4,811          --             7,304(b)         $  800
====================================================================================================================
Allowance for Obsolescence of Flight
 Equipment Expendable Parts and
 Supplies:
  1995...............................    $  315                  --          --                --            $  315
====================================================================================================================
  1994...............................    $1,212                  --          --               897(a)         $  315
====================================================================================================================
  1993...............................    $1,152                  60          --                --            $1,212
====================================================================================================================

(a) Fresh start adjustment due to the adoption of SOP 90-7 on September 12,
    1994

(b) Doubtful accounts written off, net of recoveries