Form 10-K405/A
period 1995-12-31
HAWAIIAN AIRLINES INC/HI
filed 1996-04-17
CIK 46205

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                              AMENDMENT NO. 1

                                 FORM 10-K/A
                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

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

Explanatory Note
- ----------------

            On April 1, 1996, Hawaiian Airlines, Inc. (the "Company"), filed the Company's Annual Report for the Year Ended December 31, 1995. The Company is filing this Amendment No. 1 on Form 10-K/A in order to (i) clarify the exercise price of certain existing warrants and (ii) correct certain numerical errors in the table containing Overseas Charter operating and financial passenger revenue statistics in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-1995 Compared to 1994-Operating Revenues." Except as specifically amended by this Form 10-K/A, the Company's Form 10-K shall remain unchanged.

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

As with other airlines, Hawaiian Airlines was adversely affected by the unpredictable and often unfavorable, industry and economic conditions of the past five years. As discussed in Business contained in Part I, Item 1 of this
                                  --------
Form 10-K, the Interisland and Transpac routes served by the Company are highly competitive with such competition primarily based on fare levels, performance, aircraft equipment and service. The markets are subject to seasonal and cyclical volatility primarily due to seasonal leisure and holiday travel. The Company typically experiences strong travel periods during June, July, August and December. The Company, along with other airlines, uses discount fares and other promotions to stimulate traffic during normally slack travel periods, to generate cash flow and to sustain relative market share in its Interisland and Transpac markets.

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

As discussed in Business, contained in Item 1, Part I of this Form 10-K, on
                --------
September 21, 1993, Hawaiian Airlines voluntarily commenced a Chapter 11 reorganization process and emerged from bankruptcy less than a year later on September 12, 1994, the Effective Date of the Reorganization Plan. The Chapter 11 process resulted in the Company recognizing an extraordinary gain of $190.1 million, representing the relief of $204.7 million of liabilities net of offsets and certain liabilities that survived the reorganization.

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

RIGHTS OFFERING
- ---------------

The AIP Investment agreement requires AIP to use its best efforts to cause the Company, as soon as practicable after the consummation of the AIP Investment, to make a rights offering (the "Rights Offering") pursuant to which the Company would offer to such persons as the Board of Directors shall determine at the time of the Rights Offering (which would not initially include AIP (except possibly with respect to Rights not exercised during the allotted time) but would include, among others, shareholders who hold shares at the record date for the Rights Offering and holders of options granted under the 1994 Stock Option Plan) rights to purchase shares of Class A Common Stock (the "Rights"), during a 20-day period after the issuance of the Rights, at a discount equal to at least 30.0% of the trading price of the Class A Common Stock measured over a period of time to be designated by the Board of Directors after the consummation of the AIP Investment and prior to the Rights Offering, subject to a minimum exercise price of $1.10 per Right. Unexercised Rights would be offered to certain employees, as provided in the modifications to the collective bargaining agreements described below, and possibly to AIP. The other terms and conditions of the Rights Offering, including the number of Rights to be offered, the record date for the Rights Offering and whether the Rights would be transferable, would be established by the Board of Directors at the time of the Rights Offering. It is currently expected that Rights with respect to approximately 10,000,000 shares of Class A Common Stock would be distributed, subject to the Board's determination at the time. If Rights with respect to 10,000,000 shares were distributed and exercised in full, the Rights Offering would produce gross proceeds to the Company of at least $11.0 million. The timing of the Rights Offering cannot be estimated at this time. The Rights Offering would be made only by means of a separate prospectus constituting a part of a registration statement to be filed by the Company with the Securities and Exchange Commission.

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

AUTHORIZED CAPITAL STOCK; WARRANTS AND OPTIONS
- ----------------------------------------------

In connection with the AIP Investment, the Amended Articles of Incorporation of the Company, as amended, were further amended to increase the authorized number of shares of Class A Common Stock from 40,000,000 shares to 60,000,000 shares. The increase in the number of authorized shares allows the Company to have a sufficient number of authorized and unissued shares of Class A Common Stock to permit the exercise of Rights under the Rights Offering and ensures that the Company will have, from time to time, an adequate number of authorized and unissued shares available for corporate purposes, such as future public and private equity offerings, to raise working capital.

Pursuant to the anti-dilution provisions of the Existing Warrants, upon the consummation of the AIP Investment, the exercise price of the Existing Warrants was adjusted to $1.71 per share and the holders of the Existing Warrants received warrants to purchase an additional 587,356 shares of Class A Common Stock exercisable at $1.71 per share as well. The holders of the Existing Warrants have agreed that the anti-dilution provisions will not apply in connection with the AMR Warrants and the Rights.

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
                         ========      ========           =======

The following table compares applicable 1995 operating and financial passenger revenue statistics to those in 1994:

                                                           INCREASE
                                     1995       1994      (DECREASE)        %
                                  ---------------------------------------------
Interisland:
 Revenue passengers*.......          3,721       3,639          82         2.3
 Revenue passenger miles*..        490,044     476,051      13,993         2.9
 Available seat miles*.....        937,736     854,073      83,663         9.8
 Passenger load factor.....           52.3%       55.7%       (3.4)       (6.1)
 Yield.....................           24.9 cents  25.2 cents  (0.3) cents (1.2)

Transpac:
 Revenue passengers*.......            994         880         114        13.0
 Revenue passenger miles*..      2,506,774   2,231,106     275,668        12.4
 Available seat miles*.....      3,034,177   2,857,081     177,096         6.2
 Passenger load factor.....           82.6%       78.1%        4.5         5.8
 Yield.....................            6.2 cents   6.4 cents  (0.2) cents (3.1)

Southpac:
 Revenue passengers*.......             66          65           1         1.5
 Revenue passenger miles*..        174,548     173,182       1,366         0.8
 Available seat miles*.....        266,406     284,495     (18,089)       (6.4)
 Passenger load factor.....           65.5%       60.9%        4.6         7.6
 Yield.....................           11.1 cents  10.6 cents   0.5 cents   4.7

Overseas Charter:
 Revenue passengers*.......            155           1         154         N/M**
 Revenue passenger miles*..        425,797       2,202     423,595         N/M**
 Available seat miles*.....        439,142       4,141     435,001         N/M**

* In thousands
**  Not Meaningful

Operating revenues totaled $346.9 million in 1995 compared to $306.0 million in 1994, an increase of $40.9 million or 13.4%.

Revenues from Interisland passenger service totaled $122.1 million during 1995, an increase of $2.3 million or 1.9% from 1994 Interisland passenger revenues of $119.8 million. Increases of 2.3% and 2.9% in Interisland passengers carried and revenue passenger miles, respectively, were offset by a decrease in Interisland yield of 0.3 cents or 1.2%. Increases in Interisland revenue passengers carried, revenue passenger miles and available seat miles were a direct result of increased schedule frequencies due to operational concepts such as the Island Shuttle operating for a full year in 1995 versus a partial year in 1994 and the use of promotional fare ticket programs to stimulate traffic and increase liquidity. The promotional fare ticket programs, however, were also the primary cause of dilution in the 1995 Interisland yield.

Revenues from Transpac passenger operations amounted to $156.2 million during 1995 compared to $142.1 million in 1994, an increase of $14.0 million or 9.9%. The increase in Transpac passenger revenues resulted primarily from an increase in Transpac load factor of 5.8%. The increase in load factor was offset by a 0.2 cents or 3.1% decrease in Transpac yield year over year. Transpac yields were affected by heavy pricing competition in the Transpac market and similar to above, the effects of promotional fare ticket programs.

Southpac passenger revenues in 1995 totaled $19.3 million, representing an increase of $982,000 or 5.4% from 1994. Both Southpac load factor and yield increased year over year by 7.6% and 4.7%, respectively. The increase in yield is primarily attributable to increases to all Southpac fares in late 1994.

Transpac cargo revenues increased by $1.9 million or 24.3% from 1994. Increased frequency in its Transpac routes allowed the Company to transport 5.1 or 48.4% more tons of freight in 1995. The increase in tonnage was offset by a decrease in yield year over year of 5.9 cents or 16.3%. The decrease in Transpac cargo yield was primarily caused by a change in mix as the Company carried more agricultural and bulk freight in 1995 versus 1994.

Overseas charter revenues of $22.2 million were earned in 1995 due to the commencement of charter operations between Honolulu, Hawaii and Las Vegas, Nevada in 1995.

                               OPERATING EXPENSES
                               ------------------

The following table compares operating expenses for 1995 with 1994 by major category, in thousands:

                                                         INCREASE
                                 1995         1994      (DECREASE)
                               -------------------------------------
Wages and benefits..........    $108,274    $102,670      $ 5,604
Aircraft fuel, including
 taxes and oil..............      56,724      47,682        9,042
Maintenance materials and
 repairs....................      60,581      46,541       14,040
Aircraft rentals............      16,477      23,966       (7,489)
Purchased services..........      20,192      19,866          326
Sales commissions...........      13,875      12,841        1,034
Rentals other than aircraft
 and engines................       9,021       9,633         (612)
Passenger food..............       8,185       8,972         (787)
Depreciation and
 amortization...............       7,859       6,797        1,062
Landing fees................       8,202       6,793        1,409
Reservation fees and
 services...................       6,808       6,635          173
Advertising and promotion...       8,301       4,909        3,392
Personnel expenses..........       3,868       4,056         (188)
Insurance-hull and liability       3,920       3,388          532
Interrupted trips...........       1,823       2,038         (215)
Early retirement provision..       2,000          --        2,000
Nonreorganization
 professional and legal
 fees.......................       2,032       1,656          376
Other.......................      10,663      10,226          437
                                --------    --------      -------
   Total....................    $348,805    $318,669      $30,136
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

                         NONOPERATING INCOME (EXPENSE)
                         -----------------------------

Reorganization expenses in 1994 totaled $14.0 million and principally represents $5.7 million and $7.6 million in legal and professional fees and employee concession claims, respectively, associated with the Predecessor's Chapter 11 process and $638,000 in fresh start adjustments recorded on the Effective Date in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (the "SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

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
                         ========      ========           =======

The following table compares applicable 1994 operating and financial passenger revenue statistics to those in 1993:


                                                           INCREASE
                                     1994       1993      (DECREASE)         %
                                  ----------------------------------------------
Interisland:
 Revenue passengers*.......          3,639       3,386         253          7.5
 Revenue passenger miles*..        476,051     438,979      37,072          8.4
 Available seat miles*.....        854,073     770,171      83,902         10.9
 Passenger load factor.....           55.7%       57.0%       (1.3)        (2.3)
 Yield.....................           25.2 cents  27.0 cents  (1.8) cents  (6.7)

Transpac:
 Revenue passengers*.......            880         885          (5)        (0.6)
 Revenue passenger miles*..      2,231,106   2,257,472     (26,366)        (1.2)
 Available seat miles*.....      2,857,081   2,784,980      72,101          2.6
 Passenger load factor.....           78.1%       81.1%       (3.0)        (3.7)
 Yield.....................            6.4 cents   6.0 cents   0.4 cents    6.7

Southpac:
 Revenue passengers*.......             65          66          (1)        (1.5)
 Revenue passenger miles*..        173,182     174,262      (1,080)        (0.6)
 Available seat miles*.....        284,495     294,983     (10,488)        (3.6)
 Passenger load factor.....           60.9%       59.1%        1.8          3.0
 Yield.....................           10.6 cents  10.5 cents   0.1 cents    1.0

* In thousands

Operating revenues totaled $306.0 million in 1994 compared to $304.1 million in 1993, an increase of $1.9 million or 0.6%.

Revenues from Interisland passenger service totaled $119.8 million during 1994, an increase of $1.2 million or 1.0% from 1993 Interisland passenger revenues of $118.5 million. Increases of 7.5% and 8.4% in Interisland passengers carried and revenue passenger miles, respectively, were offset by a decrease in Interisland yield of 1.8 cents or 6.7%. Increases in revenue passengers carried, revenue passenger miles and available seat miles were a direct result of (1) the utilization of 13 DC-9-50 aircraft during a majority of 1994 versus four DHC-7 and, on average nine DC-9-50 aircraft in 1993; and (2) increased passenger counts due to the overall increase in Hawaii tourism year over year and, newly implemented operational concepts such as the Island Shuttle to Maui and Kauai and promotional fare ticket programs. However, the promotional fare ticket programs, such as those held in the second and fourth quarters of 1994, were also the primary cause of dilution in the 1994 Interisland yield.

Revenues from Transpac passenger operations amounted to $142.1 million during 1994 compared to $136.5 million in 1993, an increase of $5.6 million or 4.1%. The increase in Transpac passenger revenues resulted primarily from a 0.4 cents or 6.7% increase in Transpac yield year over year. The increase in yield was offset by decreases in revenue passengers carried and revenue passenger miles of 0.6% and 1.2%, respectively. As noted above, promotional fare ticket programs were held in 1994, with a portion of such promotional fare ticket programs associated with Transpac routes. Such allocations assisted in increasing Transpac yields in 1994 as no such allocations were made in 1993. Decreases in Transpac revenue passengers carried, revenue passenger miles flown and available seat miles were a direct result of the Company completing in 1994 its transition to an all DC-10-10 aircraft fleet from an all L-1011 fleet. In their current configuration, at full load, the DC-10-10 on average accommodates 35 less passengers than the L-1011.

Southpac passenger revenues in 1994 remained comparable to 1993 at $18.3 million. While period over period revenue passengers carried and revenue passenger miles decreased by 1.5% and 0.6%, respectively, Southpac yield increased by 0.1 cents or 1.0%. Again, decreases in Southpac revenue passengers carried, revenue passenger miles flown and available seat miles may be attributed to the transition to an all DC-10-10 aircraft fleet in 1994.
Southpac yields increased due to the downsized operations of a competitor in the Southpac market in 1994.

Transpac cargo revenues increased by $1.6 million or 26.2% from 1993. Increased frequency in its Transpac routes allowed the Company to transport 5.4 million or 34.3% more pounds of freight in 1994. The increase in tonnage was offset by a decrease in yield year over year of 2.5 cents or 6.4%.

Overseas charter revenues decreased by $5.5 million or 88.7% upon comparison of 1994 to 1993. A majority of the decrease is associated with the Predecessor obtaining in 1993 a $3.9 million settlement from the Military Airlift Command for charter operations during Operations Desert Shield and Desert Storm in 1991 and 1990.

                               OPERATING EXPENSES
                               ------------------

The following table compares operating expenses for 1994 with 1993 by major category, in thousands:

                                                         INCREASE
                                 1994         1993      (DECREASE)
                               -------------------------------------
Wages and benefits..........    $102,670    $101,292      $ 1,378
Aircraft fuel, including
 taxes and oil..............      47,682      49,777       (2,095)
Maintenance materials and
 repairs....................      46,541      40,986        5,555
Aircraft rentals............      23,966      29,342       (5,376)
Purchased services..........      19,866      17,789        2,077
Sales commissions...........      12,841      11,153        1,688
Rentals other than aircraft
 and engines................       9,633       7,292        2,341
Passenger food..............       8,972       8,150          822
Depreciation and
 amortization...............       6,797       7,442         (645)
Landing fees................       6,793       4,803        1,990
Reservation fees and
 services...................       6,635       5,762          873
Advertising and promotion...       4,909       3,154        1,755
Personnel expenses..........       4,056       4,199         (143)
Insurance-hull and liability       3,388       2,126        1,262
Interrupted trips...........       2,038       4,074       (2,036)
Nonreorganization
 professional and legal
 fees.......................       1,656       3,872       (2,216)
Restructuring charges.......          --      14,000      (14,000)
Other.......................      10,226      13,734       (3,508)
                                --------    --------     --------
   Total....................    $318,669    $328,947     $(10,278)
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

                                  SIGNATURES

Pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       HAWAIIAN AIRLINES, INC.


April 17, 1996                         By: /s/ C.J. David Davies
                                           ---------------------------
                                           C.J. David Davies
                                           Senior Vice President-Finance and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)