Form 10-K405/A
period 1995-12-31
HAWAIIAN AIRLINES INC/HI
filed 1996-05-01
CIK 46205

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549

                              AMENDMENT NO. 2

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

EXPLANATORY NOTE
- ----------------

On April 1, 1996, Hawaiian Airlines, Inc. (the "Company"), filed its Form 10-K for the Year Ended December 31, 1995, as amended. The Company is filing this Amendment No. 2 on Form 10-K/A in order to (i) correct a numerical error in the number of shares purchased by Airlines Investors Partnership, L.P. as described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-AIP Investment, (ii) reallocate certain Bonus amounts as Other Annual Compensation amounts in Item
11. Executive Compensation-Summary Compensation Table and (iii) clarify the exercise price of certain existing warrants in Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation and
Note 16 of Notes to Financial Statements, Financial Condition and Liquidity and Subsequent Investment and Financial Transactions-Existing Warrants. Except as specifically amended by this Form 10-K/A, the Company's Form 10-K shall remain unchanged.

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

AIP INVESTMENT
- --------------

For a variety of reasons, including the Company's financial results, its inability to meet its current financial responsibilities, including its obligations to American under the Aircraft Lease Agreement, thereby creating an urgent need to obtain an infusion of capital, and the uncertain economic outlook, the Board of Directors determined in 1995 to explore options to supplement the Company's capital base, reduce its reliance on short-term bank debt and promotional coupon sales and increase the Company's financial flexibility. The Company, with the assistance of its financial advisor, identified and met with potential investors, including AIP, regarding a possible equity investment in the Company. As a result of such efforts, AIP agreed to make the AIP Investment, in which AIP purchased 18,181,818 shares of the Class A Common Stock and four shares of the Series B Special Preferred Stock for $20.0 million in cash. The AIP Investment was unanimously approved by the Company's Board of Directors in December 1995, approved by the Company's shareholders on January 30, 1996 and consummated on January 31, 1996.

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

                          SUMMARY COMPENSATION TABLE
                          --------------------------

                                                                                         Long-Term
                                                                                       Compensation
                                      Annual Compensation                                 Awards
                                     -----------------------                           ------------
                                                                                        Securities
    Name and Principal               Salary           Bonus          Other Annual       Underlying
         Position            Year      ($)             ($)           Compensation        Options*
    ------------------       ----    -------         -------         ------------       ----------
Bruce R. Nobles              1995    295,000               -             41,200/(1)/      300,000
President and Chief          1994    199,166          50,000             43,749/(1)/            -
Executive Officer            1993    100,454/(2)/     50,000/(4)/        39,590/(1)/            -

Frank L. Forster             1995    187,083               -              /(2)/            60,000
Senior Vice President and    1994    100,250/(3)/     17,500              /(2)/                 -
Chief Operating Officer      1993          -               -                  -                 -

C.J. David Davies            1995    182,292               -              /(2)/            65,000
Senior Vice President-       1994    120,000          25,000              /(2)/                 -
Finance and Chief            1993     50,000               -              /(2)/                 -
Financial Officer

Peter W. Jenkins             1995    177,500               -              /(2)/            40,000
Senior Vice President-       1994     72,170/(3)/      5,000              /(2)/                 -
Marketing and Sales          1993          -               -                  -                 -

Clarence K. Lyman            1995    105,625               -                  -            50,000
Vice President-Finance,      1994     95,000          17,500                  -                 -
Treasurer and Assistant      1993     79,479               -              /(2)/                 -
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

In conjunction with obtaining financing under the Plan of Reorganization, $2.0 million of letters of credit were provided by certain third parties as additional security for performance of the Company's obligations under the financing. One such letter of credit in the amount of $1.0 million is guaranteed by Mr. Anderson. In consideration for the guarantee, Mr. Anderson received a subordinate security interest in the assets securing the financing and received warrants to purchase 494,505 shares of the Company's Class A
Common Stock. The warrants have a five-year term, expiring September 12, 1999, and are exerciseable at a price equal to $2.73 per share, subject to adjustment pursuant to anti-dilution provisions. As a result of the AIP Investment, pursuant to the anti-dilution provisions of the warrants, the exercise price of the warrants was adjusted to $1.71 per share and Mr. Anderson received warrants to purchase an additional 293,678 shares of the Company's Class A Common Stock. These additional warrants expire September 12, 1999 and are also exerciseable at a price equal to $1.71 per share.

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

Hawaiian Airlines, Inc.
Notes to Financial Statements


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



                                       HAWAIIAN AIRLINES, INC.


April 30, 1996                         By: /s/ C.J. David Davies
                                           ---------------------------
                                           C.J. David Davies
                                           Senior Vice President-Finance and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)