Form 10-Q
period 1996-03-31
HAWAIIAN AIRLINES INC/HI
filed 1996-05-15
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to
                                                   -----    -----

                         Commission file number 1-8836


                            HAWAIIAN AIRLINES, INC.
            (Exact Name of Registrant as Specified in Its Charter)


         HAWAII                                                   99-0042880
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


3375 Koapaka Street, Suite G-350
        Honolulu, Hawaii                                                  96819
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (808) 835-3700


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

As of May 15, 1996, 26,240,203 shares of Class A Common Stock and no shares of Class B Common Stock were outstanding.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)


                                                                        MARCH 31,    DECEMBER 31,
                                                                          1996           1995
- ---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................    $ 13,452       $  5,389
  Accounts receivable, net..........................................      23,715         18,178
  Inventories, net..................................................       7,554          7,648
  Assets held for sale..............................................       1,344          1,344
  Prepaid expenses..................................................       5,243          5,804
                                                                        --------       --------
    TOTAL CURRENT ASSETS............................................      51,308         38,363
                                                                        --------       --------
Property and equipment, less accumulated depreciation and
  amortization of $6,166 and $5,043 in 1996 and 1995, respectively..      41,756         41,391
Assets held for sale................................................       7,274          8,336
Other assets........................................................       4,805          6,217
Reorganization value in excess of amounts
  allocable to identifiable assets, net.............................      66,433         67,333
                                                                        --------       --------
    TOTAL ASSETS....................................................    $171,576       $161,640
                                                                        --------       --------
                                                                        --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.................................      $6,210         $6,027
  Current portion of capital lease obligations......................       2,724          2,662
  Accounts payable..................................................      24,254         35,182
  Air traffic liability.............................................      28,771         30,461
  Accrued liabilities...............................................      11,072         15,730
                                                                        --------       --------
    TOTAL CURRENT LIABILITIES.......................................      73,031         90,062
                                                                        --------       --------
Long-Term Debt......................................................      11,618          5,523
Capital Lease Obligations...........................................       9,396         10,102
Other Liabilities and Deferred Credits..............................      28,406         26,775

SHAREHOLDERS' EQUITY:
  Common and Special Preferred Stock................................         276             94
  Capital in excess of par value....................................      59,613         41,193
  Warrants..........................................................       2,646            900
  Unearned compensation.............................................           -           (182)
  Minimum pension liability.........................................      (1,171)        (1,170)
  Accumulated deficit...............................................     (12,239)       (11,657)
                                                                        --------       --------
    SHAREHOLDERS' EQUITY............................................      49,125         29,178
                                                                        --------       --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......................    $171,576       $161,640
                                                                        --------       --------
                                                                        --------       --------

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                            1996        1995
- -----------------------------------------------------------------------------
OPERATING REVENUES:
  Passenger...........................................    $79,811     $65,601
  Charter.............................................      6,971       3,557
  Cargo...............................................      4,813       3,961
  Other...............................................      2,467       2,389
                                                          -------     -------
    TOTAL.............................................     94,062      75,508
                                                          -------     -------
OPERATING EXPENSES:
  Flying operations...................................     29,315      24,289
  Maintenance.........................................     20,055      17,781
  Passenger service...................................     10,538       9,268
  Aircraft and traffic servicing......................     14,515      13,542
  Promotion and sales.................................     11,620      10,198
  General and administrative..........................      5,763       4,031
  Depreciation and amortization.......................      1,860       1,826
  Early retirement provision..........................          -       2,000
                                                          -------     -------
    TOTAL.............................................     93,666      82,935
                                                          -------     -------
    OPERATING INCOME (LOSS)...........................        396      (7,427)
                                                          -------     -------
NONOPERATING INCOME (EXPENSE):
  Interest expense, net...............................       (956)     (1,027)
  Gain on disposition of equipment....................          8          48
  Other, net..........................................        (30)        112
                                                          -------     -------
    TOTAL.............................................       (978)       (867)
                                                          -------     -------
NET LOSS..............................................      ($582)    ($8,294)
                                                          -------     -------
                                                          -------     -------
PRO FORMA LOSS PER COMMON SHARE.......................    $ (0.03)*   $ (0.88)*
                                                          -------     -------
                                                          -------     -------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..     21,521 *     9,400 *
                                                          -------     -------
                                                          -------     -------

* Proforma per share data has been calculated utilizing issued and outstanding and issuable common shares as of March 31, 1996 and 1995

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               --------------------
                                                                1996         1995
- -----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................   $  (582)     $(8,294)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation and amortization..........................     1,860        1,826
    Net periodic postretirement benefit cost...............       567          876
    Stock option compensation..............................       964            -
    Early retirement provision.............................         -        2,000
    Gain from disposition of equipment.....................        (8)         (48)
    Increase in accounts receivable........................    (3,847)      (1,562)
    Decrease (increase) in inventories.....................        94         (470)
    Decrease in prepaid expenses...........................       561          823
    Increase (decrease) in accounts payable................    (1,407)       7,347
    Decrease air traffic liability.........................    (1,690)        (529)
    Increase (decrease) in accrued liabilities.............    (5,758)         901
    Other, net.............................................     1,301        4,704
                                                              -------      -------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..    (7,945)       7,574
                                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.......................    (1,680)      (2,483)
  Net proceeds from disposition of equipment...............       519          393
                                                              -------      -------
      NET CASH USED IN INVESTING ACTIVITIES................    (1,161)      (2,090)
                                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...................    20,000            -
  Issuance of long-term debt...............................       124          179
  Repayment of long-term debt..............................    (2,311)      (3,049)
  Repayment of capital lease obligations...................      (644)        (728)
                                                              -------      -------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..    17,169       (3,598)
                                                              -------      -------
      NET INCREASE IN CASH AND CASH
        EQUIVALENTS........................................     8,063        1,886
                                                              -------      -------
Cash and cash equivalents - Beginning of Period............     5,389        3,501
                                                              -------      -------
CASH AND CASH EQUIVALENTS - END OF PERIOD..................   $13,452      $ 5,387
                                                              -------      -------
                                                              -------      -------

HAWAIIAN AIRLINES, INC.
STATISTICAL DATA (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (UNAUDITED)

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                           ----------------------
                                              1996         1995
- -----------------------------------------------------------------
SCHEDULED OPERATIONS:
  Revenue passengers....................       1,269        1,152
  Revenue passenger miles...............     809,797      680,342
  Available seat miles..................   1,112,525      939,543
  Passenger load factor.................        72.8%        72.4%
  Revenue ton miles.....................      94,600       77,004
  Revenue plane miles...................       4,681        3,956
  Passenger revenue per passenger mile..         9.9 c        9.6 c

OVERSEAS CHARTER OPERATIONS:
  Revenue passengers....................          46           25
  Revenue passenger miles...............     125,660       69,268
  Available seat miles..................     131,767       70,530

In the opinion of management, the condensed unaudited financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") as of March 31, 1996 and December 31, 1995. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Certain reclassifications have been made to conform prior year's data to current year's presentation.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1995, as amended, which are incorporated herein by reference.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

On January 31, 1996, the Company consummated a series of related transactions which, among other things, included:

- - A $20.0 million cash investment in the Company by Airline Investors Partnership, L.P. ("AIP") through the purchase of 18,181,818 shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), and four shares of the Company's Series B Special Preferred Stock, par value $.01 per share (the "AIP Investment").

- - Certain agreements and arrangements with American Airlines, Inc. ("American"), including amendment to the long-term aircraft lease agreement pursuant to which American leases DC-10-10s to the Company (the "Aircraft Lease Agreement"), which provide for, among other things: (1) the making of $10.0 million of previously deferred lease rents and maintenance payments and interest thereon and the reimbursement of $250,000 of American's fees and expenses in connection with the transaction through the issuance by the Company to American of a $10.25 million promissory note secured by certain assets of the Company (the "American Note"); (2) reduction of rents for the DC-10-10s; and (3) the release of a $2.0 million security deposit in the form of a letter of credit. In addition, the Company issued to AMR Corporation, American's parent company ("AMR"), warrants (the "AMR Warrants") to acquire up to 1,897,946 shares of Class A Common Stock at $1.10 per share.

- - Agreements with each of the Company's labor unions regarding certain modifications to their respective collective bargaining unit agreements. These modifications include certain wage concessions which will generate significant annual cost savings to the Company.

See "Liquidity and Capital Resources - Recapitalization."

                         LIQUIDITY AND CAPITAL RESOURCES

CURRENT STATUS AND SUBSEQUENT FINANCIAL TRANSACTIONS

As of March 31, 1996, the Company significantly improved its working capital by consummating a series of transactions including (1) the $20.0 million cash investment by AIP and (2) the payment of up to $10.0 million of deferred lease rents and maintenance payments (and accrued interest thereon) due American through the issuance by the Company of the American Note. As of March 31, 1996, the Company had a net working capital deficit of $21.7 million, which represents a $30.0 million improvement in the net working capital deficit of $51.7 million at December 31, 1995.

The Company plans to make approximately $11.4 million of necessary capital expenditures in the ordinary course of business during 1996. These expenditures include $2.5 million for the capitalized portions of two scheduled DC-9-50 maintenance checks (D-checks) and $3.1 million for a portion of certain JT8D engine overhauls. The balance of the expenditures are for the replacement of rotable equipment and other ground equipment, the first of a series of investments in improved software and related hardware, the completion of facilities necessary for the Company to consolidate its overseas passenger and baggage processing operations into the Honolulu Interisland Terminal (for which the State of Hawaii will provide a majority of the financing) and certain other products. The Company had approximately $1.7 million of capital expenditures in first quarter 1996.

On April 29, 1996, the Company's credit facility provided by CIT Group/Credit Finance, Inc. (the "Credit Facility") was amended to increase the borrowing capacity thereunder from $8.15 million to $15.0 million. The $15.0 million Credit Facility consists of two secured term loans and a secured revolving line of credit including up to $6.0 million of letters of credit. The term loans are in the amounts of $5.4 million and $1.3 million and will amortize in equal installments over periods of 48 and 60 months, respectively. The outstanding principal amounts of the term loans will become due and payable upon termination of the Credit Facility. Available credit is subject to change determined by recalculation of the borrowing base, repayments due under the term loans, repayments arising from the disposition and other changes in the related collateral securing the Credit Facility. As of April 30, 1996, the total availability under the Credit Facility was $7.3 million, including $5.9 million in letters of credit. The Credit Facility has an initial term of three years from April 29, 1996, and renews automatically for successive term of two years each, unless terminated by either party on at least 60 days notice prior to the end of the then-current term. The Company may terminate the Credit Facility at any time, on 30 days notice and payment of certain early termination fees during the initial term and without any payment during any renewal term.

The Credit Facility is secured by a first lien on substantially all of the Company's property, excluding the Company's owned and leased aircraft, the Company's aircraft engines while installed on an aircraft and certain security deposits.

In connection with the AIP Investment, the Company agreed with GPA Group plc and its affiliate AeroUSA, Inc. (collectively the "GPA Companies") that, if the closing of the rights offering referred to below shall have occurred by September 30, 1996, the Company would repurchase all of the shares of Class A Common Stock owned by the GPA Companies and repay certain secured and unsecured promissory notes held by the GPA Companies. The stock repurchase price would be $1.10 per share and the promissory notes would be repaid at approximately 85.0% of the then carrying value of the notes, including any deferred costs and other expenses owed. At its option, the Company could make such repurchase and repayment at any time prior to the closing of the rights offering. As required by the provider of the Credit Facility in connection with the amendment thereof, the Company exercised this option on April 29, 1996. Based on 827,221 Class A Common Stock shares owned by the
GPA Companies and the carrying value of the notes as of such date, the Company paid approximately $4.7 million to the GPA Companies to repurchase the shares and repay the notes. These transactions resulted in an extraordinary gain of approximately $682,000. The payment to the GPA Companies was funded by borrowings under the Credit Facility on April 29, 1996.

The Company's capital resources have been increased substantially due to the AIP Investment, the arrangements with American and the amendment of the Credit Facility. The successful completion of the rights offering referred to below would further improve the Company's liquidity. It is anticipated that the combination of the Company's improved liquidity and reduced operating costs will enable the Company to make necessary capital expenditures, take advantage of prompt payment discounts, avoid the need to provide early payment incentives to wholesalers and eliminate the Company's historical dependence on ticket discounting, thereby further improving yields, profitability and liquidity. Nevertheless, the Company will continue to seek additional sources of liquidity. If the Company is unsuccessful in obtaining additional sources of liquidity, an adverse change in events and circumstances could result in the Company being unable to meet its financial obligations after it exhausts its current and foreseeable capital resources. No assurance can be given that the Company will be successful in its attempts to obtain additional sources of liquidity or that it will successfully complete the rights offering.

The financial statements at March 31, 1996, have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary as a result of the outcome of future uncertainties. Management recognizes that the continuation of the Company as a going concern is dependent upon a return to profitable, positive cash flow operations and the generation of adequate funds to meet its ongoing obligations.

HISTORICAL BACKGROUND

For several years prior to the AIP Investment in January 1996, the Company operated with a cash balance equivalent to less than one week's worth of operating expenses. Operating at that level of liquidity placed the Company's existence at risk; there was no cushion to respond to unexpected operational upheavals that have periodically affected the airline industry or to cover the seasonal downturns typically experienced by the Company.

This working capital shortage caused the Company to defer certain discretionary capital expenditures and had an unfavorable effect on yield, which, although difficult to quantify, is believed to have been significant. In addition, the Company found it necessary to offer its products to wholesalers and to the public at reduced rates in order to enhance cash flow. While these promotional fare ticket sales increased liquidity at the time, they also increased air traffic liability, which could adversely affect yields, revenues and liquidity in future periods. The Company's historical uncertain financial situation also limited the availability of trade credit and at times necessitated the use of cash or equivalent security to obtain services. Finally, potential partners in the airline industry have been reluctant to enter into business arrangements with the Company until its financial difficulties have been overcome.

On October 31, 1994, the Company failed to make certain payments due to American pursuant to the Aircraft Lease Agreement. American sent the Company notice of the failure to make rent and prepaid maintenance payments and noted that such failure constituted an event of default under the Aircraft Lease Agreement, but did not declare the Aircraft Lease Agreement in default or exercise any of the remedies available to it, which included, but were not limited to, termination of the Aircraft Lease Agreement, repossession of certain aircraft and engines, recovery of damages and drawings under letters of credit then in place in the amount of $2.0 million posted by the Company as required by the Aircraft Lease Agreement. The Company subsequently made the rent and prepaid maintenance payments due American in November 1994.

On December 31, 1994 and during the entire first quarter of 1995, the Company again failed to timely make certain rent and prepaid maintenance payments in full due pursuant to the Aircraft Lease Agreement. Again, while American sent the Company notice of the failure to make such payments in full, American did not declare the Aircraft Lease Agreement in default or exercise any of the remedies available to it. On several occasions during the year, American deferred the payment of the delinquent amounts. As of

December 9, 1995, the Company owed American $7.1 million in deferred payments and accrued interest. American agreed to permit the deferral of the payment of this $7.1 million (plus interest thereon) and the periodic payments of lease rents and maintenance payments that would become due on or after December 8, 1995, up to a maximum of an additional $2.9 million (including interest), until the earlier of the consummation of the AIP Investment or February 7, 1996. As of January 4, 1996, the Company had deferred the maximum deferrable amount of lease rents and maintenance payments under the Aircraft Lease Agreement. These deferred amounts were paid by the Company on January 31, 1996 through the delivery by the Company of the American Note.

RECAPITALIZATION

On January 31, 1996, the Company consummated the AIP Investment which consisted of the issuance and sale to AIP of 18,181,818 shares of Class A Common Stock (the "Shares") and four shares of the Company's Class B Special Preferred Stock for an aggregate cash purchase price of $20.0 million. Upon consummation of the AIP Investment, AIP owned approximately 67.0% of the Company's common equity. As a result, AIP currently controls substantially all actions to be taken by the shareholders of the Company. Pursuant to the Company's Amended Bylaws and the terms of the Series B Special Preferred Stock, until such time as AIP ceases to own at least 35.0% of the common equity, it will have the right to nominate six of the 11 nominees to stand from time to time for election as directors of the Company. Thereafter, AIP would have the right to nominate five, four or three directors so long as it owned at least 25.0%, 10.0% or 5.0%, respectively, of the common equity. On January 30, 1996, six of AIP's director nominees were elected to the Board of Directors.

Of the $20.0 million gross proceeds from the AIP Investment, a portion was used to pay (1) approximately $2.8 million of fees and expenses associated with the AIP Investment and its related transactions; (2) approximately $3.2 million of accrued landing fees for the Company's Hawaii operations and accrued rent on the Company's facilities in Hawaii; and (3) approximately $339,000 of deferred Board of Directors' compensation. The balance of the proceeds are being used to meet working capital needs.

As a result of the AIP Investment, certain outstanding warrants to purchase shares of Class A Common Stock were adjusted, pursuant to the anti-dilution provision of such warrants, to increase the number of shares purchasable upon exercise of such warrants from 989,011 shares to 1,576,367 shares and the exercise price was adjusted from $2.73 to $1.71 per share.

In connection with the AIP Investment, AIP agreed to use its best efforts to cause the Company to make a rights offering to the Company's shareholders (other than AIP) that would permit such shareholders to purchase shares of Class A Common Stock at a discount to the market price.

Upon consummation of the AIP Investment and satisfaction of certain other conditions, the Company entered into certain arrangements with American pursuant to which the Company and American agreed to, among other things, the following:

- - The payment of $10.0 million of deferred lease rents and maintenance payments (and accrued interest thereon) under the Aircraft Lease Agreement and the reimbursement of $250,000 of American's fees and expenses in connection with the transaction through the issuance by the Company to American of the American Note. The American Note bears interest at 10.0% per annum, payable quarterly in arrears, and has a final maturity date of September 11, 2001. The American Note requires repayment of principal equal to one-sixth of the original principal amount on each anniversary of its date of issuance (January 31). The Company has the option to prepay the American Note for $9.15 million at any time before January 31, 1997, or at any time thereafter, in whole or in part, at its remaining principal balance, without premium. The American Note is prepayable in full, at the option of the holder, in the event and at the time that any person or group (other than AIP) acquires more than 30.0% of the voting interest in the Company;

   The American Note is secured by a lien on substantially all of the personal property of the Company. This lien is a first priority lien except that through December 1997, it is junior to (1) liens of security deposits held by credit card processors and (2) liens securing up to $15.0 million in obligations of the Company consisting of (x) secured obligations of the Company (other than credit card processor security deposit liens) existing on the date of issuance of the American Note (January 31, 1996), and (y) additional secured obligations of the Company incurred after such issuance. On and after January 1, 1998, the Company is obligated to secure the American Note and the other obligations of the Company to American with a first priority lien on identified assets with a fair market value (supported by an appraisal) of at least 125.0% of the remaining outstanding principal balance of the American Note from time to time;

- - Basic rents under the Aircraft Lease Agreement have been reduced by approximately 28.0% for a period of three years, at which time basic rents would revert back to 1995 levels. The Company has agreed to pay a minimum monthly charge for maintenance services and basic rents and maintenance charges are payable monthly in arrears rather than weekly in advance. American has the right to terminate its obligation to provide aircraft maintenance services on and after January 1, 1999 upon 180 days prior notice;

- - American's relinquishment of $2.0 million of letters of credit issued under the Credit Facility which secured the Company's obligations to American under the Aircraft Lease Agreement; and

- - Issuance of the AMR warrants, which entitle AMR to acquire up to 1,897,946 shares of the Class A Common Stock (the "AMR Warrant Shares") at $1.10 per share. One half of the AMR Warrants are immediately exercisable but the balance of the AMR Warrants are only exercisable if American and the Company enter into a code sharing arrangement by January 1, 1997 regarding the placement of the two letter flight designator code for American's flights on the Company's Interisland flights. If not exercised, the AMR Warrants expire on September 11, 2001.

The arrangements with American have provided the Company with substantial benefits. The payment through the American Note of $10.0 million of deferred rents and maintenance payments otherwise due on February 7, 1996 effectively permits the Company to make such payments in installments over the period from January 1997 to September 2001, thereby freeing up working capital for other purposes. In addition, basic rents under the Aircraft Lease Agreement have been reduced by approximately 28.0% for three years, resulting in lower operating costs. Furthermore, the release by American of the security deposit letters of credit resulted in $2.0 million of borrowing capacity becoming available to the Company under the Credit Facility. In total, these arrangements with American have further improved the Company's liquidity and will result in the reduction of cash operating expenses by approximately $3.0 million per year for three years.

Upon consummation of the AIP Investment and satisfaction of certain other conditions, amendments to the labor agreements for each of the Company's labor unions also became effective. The amendments to the agreements extend the amendable date of all five labor union contracts from February 28, 1997 to February 28, 2000. Each of the five unions agreed to certain economic concessions, which include cancellation of certain scheduled pay increases, with new pay increases to be effective December 1, 1998 and January 1,

2000. Management expects that these concessions will result in cash operating expenses during the two-year period ending December 1997 being $10.0 million less than otherwise would have been the case. In exchange for the wage concessions, the Company has agreed to negotiate a gain-sharing program to provide employees the opportunity to receive wage rate increases resulting from work rule and productivity modifications, which would produce cost savings to the Company. In addition, the Company has agreed to establish a profit bonus plan, which would provide all employees (other than senior management) with cash bonuses if the Company achieves certain pre-tax profit targets. The contracts as modified provide additional furlough protection to employees under certain specified circumstances. The Company and unions also agreed to include certain additional low-cost or no-cost provisions that are specific to each of the respective union contracts. The estimated cash operating expense savings noted above do not include estimated costs associated with these gain sharing and profit bonus plan initiatives.

                              RESULTS OF OPERATIONS

During the first quarter of 1996, the Company generated operating income of $396,000 and incurred a net loss of $582,000. This represents a $7.8 million improvement from the first quarter 1995 operating loss of $7.4 million and a $7.7 million improvement from the first quarter 1995 net loss of $8.3 million.

OPERATING REVENUES

The following table compares first quarter 1996 operating revenues to those in first quarter 1995, in thousands, by service type:

                           Three Months Ended
                                March 31,
                          -------------------     Increase
                            1996        1995     (Decrease)
                          ---------------------------------
Interisland:
 Passenger............    $34,275     $30,987     $ 3,288
 Cargo................      1,495       1,653        (158)
 Other................      1,617       1,450         167
                          -------     -------     -------
                           37,387      34,090       3,297
                          -------     -------     -------
Transpac:
 Passenger............     41,413      30,337      11,076
 Cargo................      2,738       1,805         933
 Other................        785         884         (99)
                          -------     -------     -------
                           44,936      33,026      11,910
                          -------     -------     -------
Southpac:
 Passenger............      4,123       4,277        (154)
 Cargo................        580         503          77
 Other................         65          55          10
                          -------     -------     -------
                            4,768       4,835         (67)
                          -------     -------     -------
Overseas Charter:
 Passenger............      6,971       3,557       3,414
                          -------     -------     -------
      Total...........    $94,062     $75,508     $18,554
                          -------     -------     -------
                          -------     -------     -------

The following table compares applicable first quarter 1996 operating and passenger revenue statistics to those in first quarter 1995:


                               Three Months Ended
                                    March 31,
                             ------------------------     Increase
                               1996          1995        (Decrease)      %
                             -----------------------------------------------
Interisland:
 Revenue passengers*.......      992           932            60         6.4
 Revenue passenger miles*..  130,642       122,041         8,601         7.0
 Available seat miles*.....  221,453       221,332           121         0.1
 Passenger load factor.....     59.0%         55.1%          3.9         7.1
 Yield.....................     26.2 c        25.4 c         0.8 c       3.1

Transpac:
 Revenue passengers*.......      264           205            59        28.8
 Revenue passenger miles*..  644,896       519,564       125,332        24.1
 Available seat miles*.....  824,968       653,508       171,460        26.2
 Passenger load factor.....     78.2%         79.5%         (1.3)       (1.6)
 Yield.....................      6.4 c         5.8 c         0.6 c      10.3

Southpac:
 Revenue passengers*.......       13            15            (2)      (13.3)
 Revenue passenger miles*..   34,259        38,737        (4,478)      (11.6)
 Available seat miles*.....   66,104        64,703         1,401         2.2
 Passenger load factor.....     51.8%         59.9%         (8.1)      (13.5)
 Yield.....................     12.0 c        11.0 c         1.0 c       9.1

Overseas Charter:
 Revenue passengers*.......       46            25            21        84.0
 Revenue passenger miles*..  125,660        69,268        56,392        81.4
 Available seat miles*.....  131,767        70,530        61,237        86.8

*  In thousands

Operating revenues totaled $94.1 million during first quarter 1996, an increase of $18.6 million or 24.6% over 1995 first quarter operating revenues of $75.5 million. Significant period to period variances were as follows:

- - Revenues from Interisland passenger service totaled $34.3 million during first quarter 1996, an increase of $3.3 million or 10.6% from first quarter 1995. Increases of 6.4% and 7.0% in Interisland passengers carried and revenue passenger miles, respectively, were augmented by an increase in Interisland yield of 0.8 CENTS or 3.1%. Increases in revenue passengers carried and revenue passenger miles were primarily caused by the continued recovery of the Hawaii tourism market. First quarter 1996 Interisland yield increased due to (1) the effects of promotional fare ticket programs being less prevalent in 1996 as most promotion tickets were sold in 1994 and used throughout 1995 and (2) the Company maintaining and/or increasing certain Interisland fares;

- - Revenues from Transpac passenger operations amounted to $41.4 million during first quarter 1996 compared to $30.3 million in first quarter 1995, an increase of $11.1 million or 36.5%. The Company experienced increases of 28.8% and 24.1% in revenue passengers carried and revenue passenger miles, respectively. Increased revenue passengers carried and revenue passenger miles were a direct result of increased frequencies in the Transpac market as denoted by the increase in Transpac available seat miles by 26.2%. Tranpac yield also increased by 0.6CENTS or 10.3% in first quarter 1996 as compared to first quarter 1995. Again, similar to the above, the increase in yield was primarily caused by the effects of promotional fare ticket programs being less prevalent in 1996 and general increases in certain Transpac fare bases; and

- - Overseas charter revenues totaled $7.0 million in first quarter 1996, representing an increase of $3.4 million or 96.0% from first quarter 1995. The increase was due to the Company operating six charters per week in the first quarter of 1996 versus three charters per week in the first quarter of 1995 between Honolulu, Hawaii and Las Vegas, Nevada.

Prior to 1996, the airline industry was subject to a 10.0% excise tax on each ticket sold, a 6.25% cargo excise tax and a $6.0 international departure tax. Efforts are underway to encourage the United States Congress to re-enact legislation authorizing these taxes. If these taxes are reinstated, the Company would either have to absorb the taxes, which would adversely affect operating results, or raise ticket prices and cargo transportation fees in order to offset the taxes. If the Company were to raise ticket prices and cargo transportation fees, there is no assurance that the Company would be able to maintain such increases or that operating results would not be adversely affected by the increases.

OPERATING EXPENSES

The following table compares operating expenses for first quarter 1996 with first quarter 1995 by major category, in thousands of dollars:

                                              Three Months Ended
                                                    March 31,
                                              ------------------      Increase
                                                1996        1995     (Decrease)
                                             ---------------------------------
Wages and benefits.......................     $29,077     $27,027     $ 2,050
Aircraft fuel, including taxes and oil...      17,018      12,444       4,574
Maintenance materials and repairs........      15,479      13,009       2,470
Purchased services.......................       5,679       4,802         877
Aircraft rentals.........................       4,014       3,869         145
Sales commissions........................       3,506       2,943         563
Passenger food...........................       2,417       2,248         169
Advertising and promotion................       2,329       2,070         259
Rentals other than aircraft and engines..       2,310       2,331         (21)
Landing fees.............................       2,104       1,897         207
Depreciation and amortization............       2,026       1,854         172
Reservation fees and services............       1,961       1,656         305
Personnel expenses.......................         937         960         (23)
Insurance-hull and liability.............         916         654         262
Interrupted trips........................         586         541          45
Early retirement provision...............           -       2,000      (2,000)
Other....................................       3,307       2,630         677
                                              -------     -------     -------
      Total..............................     $93,666     $82,935     $10,731
                                              -------     -------     -------
                                              -------     -------     -------


Operating expenses totaled $93.7 million in first quarter 1996, an increase of $10.7 million or 12.9% over first quarter 1995. Significant period to period variances were as follows:

- - Wages and benefits increased $2.1 million or 7.6% in 1996. The increase was primarily attributable to (1) scheduled wage increases being in effect which were terminated upon amendments to each of the Company's labor union agreements becoming effective on January 31, 1996, as described above and (2) $964,000 of noncash compensation expense related to options granted pursuant to the terms of the Company's 1994 Stock Option Plan;

- - Aircraft fuel cost, including taxes and oil, increased by $4.6 million or 36.8% quarter over quarter. The general average cost per gallon, excluding taxes, increased by 5.7 CENTS or 9.9% in first quarter 1996 versus first quarter 1995. Further, approximately $1.1 million more in fuel taxes were incurred in first quarter 1996 versus first quarter 1995 due to the Company becoming subject to an additional 4.3 CENTS per gallon tax effective October 1, 1995. The Company also consumed approximately 3.4 million or 17.6% more gallons of aircraft fuel due to increased frequencies in first quarter 1996 as compared to first quarter 1995;

- - Maintenance materials and repairs increased $2.5 million or 19.0% over 1995. In first quarter 1996, the Company incurred approximately $3.0 million more in DC-10-10 maintenance expense due to (1) the Company utilizing eight DC-10-10 aircraft in first quarter 1996 versus seven DC-10-10 aircraft in first quarter 1995 and (2) increased frequencies and maintenance rates in first quarter 1996. The increase was offset by decreased maintenance expense of $681,000 due to fewer service checks and required airframe maintenance on the Company's DC-9-50 fleet; and

- - In first quarter 1995, the Company recognized a one-time, non-monetary early retirement provision of $2.0 million representing the estimated effects of an early retirement program on the Company's pension and postretirement benefit obligations as of March 31, 1995. The program was offered to qualified participants in the ground and salaried personnel defined benefit plans in first quarter 1995 in an effort to reduce labor costs. No such program was offered in first quarter 1996.


                         NEW ACCOUNTING PRONOUNCEMENTS

LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (the "SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future cash flows expected to result from use of the asset (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss is based on the fair value of that asset. Generally, SFAS No. 121 also requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the asset carrying amount or fair value, less cost to sell.

The Company adopted the provisions of SFAS No. 121 on January 1, 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value-based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires footnote disclosure of pro forma net income and earnings per share information as if the fair value-based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will comply with the disclosure requirements of SFAS No. 123 in its 1996 financial statements.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material developments in matters previously reported or reportable events arising in the three months ended March 31, 1996 were noted.

ITEM 2.  CHANGES IN SECURITIES

         In connection with the AIP Investment, the Amended Articles of Incorporation of the Company, as amended, were further amended to increase the authorized number of shares of Class A Common Stock from 40,000,000 shares to 60,000,000 shares.

         As part of the AIP Investment, AIP received four shares of Series B Special Preferred Stock, which entitles AIP to nominate directors as described in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources - Recapitalization." The Association of Flight Attendants ("AFA"), International Association of Machinists and Aerospace Workers (AFL-
         CIO) ("IAM") and Air Line Pilots Association, International ("ALPA") each received one share of Series C Special Preferred Stock, Series D Special Preferred Stock and Series E Special Preferred Stock, respectively, (collectively the "Special Preferred Stock") which entitle each union to nominate one director. The holders of each series of the Special Preferred Stock are entitled to fill a vacancy on the Board of Directors caused by the removal, resignation or death of a director nominated by that series if the Board fails to fill such vacancy within 30 days. AIP has agreed with each of IAM, ALPA and AFA that so long as the right to have a representative on the Board is in its respective collective bargaining agreement, AIP will vote its shares in favor of such union's nominee for the Board of Directors. In addition to the rights of the Special Preferred Stock described above, the Special Preferred Stock is (1) senior to Common Stock and each series is PARI PASSU with each other with respect to rights on liquidation, dissolution and winding up and will be entitled to receive $.01 per share, and no more, before any payments are made to holders of any stock ranking junior to the Special Preferred Stock; (2) has no dividend rights other than at any time that a dividend is declared and paid on the Common Stock dividends in an amount per share equal to twice the dividend per share paid on the Common Stock will be paid on the Special Preferred Stock; (3) is entitled to one vote per share and votes with the Class A Common Stock as a single class on all matters submitted to the shareholders of the Company; (4) automatically converts into one share of Class A Common Stock upon transfer; and (5) does not have preemptive rights in connection with future issuances of the Company's capital stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 30, 1996, the Company held a Special Meeting of Shareholders in Honolulu, Hawaii (the "Special Meeting"). The purpose of the Special Meeting was as follows: (1) to consider and vote upon an equity investment agreement between the Company and AIP;

         (2) to elect 11 directors to serve until the 1996 Annual Meeting of Shareholders; (3) to consider approval of the Company's Amended Articles of Incorporation to increase the number of authorized shares of Class A Common Stock of the Company by 20.0 million shares; and
         (4) to consider approval to delete a provision of the Company's Amended Articles of Incorporation that restricts certain transfers of the Company's stock. At the close of business on the record date, December 18, 1995, 6,845,105 shares of the Company's Class A Common Stock were outstanding. Each share of Class A Common Stock entitled the holder thereof to one vote. At the time the Special Meeting convened, the record owners of not less than 5,014,533 shares of Class A Common Stock were present in person or by proxy. Each of the proposals submitted was approved by the Company's shareholders.

         The 11 directors elected at the Special Meeting to serve for a term ending at the next Annual Shareholders Meeting, currently scheduled for June 6, 1996, or until their successors are duly elected and qualified or until they resign or are removed, were the following (each of whom received the vote of the number of shares indicated next to his or her name): John W. Adams (4,973,452), Todd G. Cole (4,972,596), Richard F. Conway (4,973,452), Robert G. Coo
         (4,973,252), Carol A. Fukunaga (4,973,750), William Boyce Lum (4,973,452), Richard K. Matros (4,973,452), Bruce R. Nobles (4,969,898), Samson Po'omaihealani (4,967,738), Edward Z. Safady (4,973,452) and David B. Urrea (4,973,838).

         Regarding the proposal to approve the Stock Purchase Agreement with AIP, not less than 4,893,237 votes, or 98% of the shares of Class A Common Stock voted in person or by proxy were cast in favor of approval, with 114,416 voting against and 6,900 abstaining. With respect to amending Article IV of the Amended Articles of Incorporation to increase the number of authorized shares, 4,890,206 votes, or 71% of the outstanding shares of Class A Common Stock, in excess of the required two-thirds, voted in favor of approval, with 113,995 voting against and 10,352 abstaining. As for the proposal to delete Article XIII from the Amended Articles of Incorporation, 4,892,305 votes, or 71% of the outstanding shares of Class A Common Stock, in excess of the required two-thirds, voted in favor of approval, with 109,398 voting against and 12,850 abstaining.

         The matter of amending Article IV of the Amended Articles of Incorporation to increase the number of authorized shares was also unanimously approved through written consent by all holders of Class B Common Stock voting as a separate class, of which 1,894,955 shares were outstanding as of the December 18, 1995 record date. The approval of the Class B Common Stock was not required in connection with any of the other matters submitted for shareholder approval at the Special Meeting.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27     Financial Data Schedule

         (b)  Reports of Form 8-K

              (1)  Current Report on Form 8-K dated January 10,
                   1996 (date of event-January 10, 1996) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Proforma Financial Information and Exhibits";

              (2)  Current Report on Form 8-K dated January 15,
                   1996 (date of event-January 15, 1996) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Proforma Financial Information and Exhibits";

              (3)  Current Report on Form 8-K dated January 18,
                   1996 (date of event-January 18, 1996) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Proforma Financial Information and Exhibits";

              (4)  Current Report on Form 8-K dated January 30,
                   1996 (date of event-January 30, 1996) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Proforma Financial Information and Exhibits";

              (5)  Current Report on Form 8-K dated January 31,
                   1996 (date of event-January 31, 1996) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Proforma Financial Information and Exhibits"; and

              (6)  Current Report on Form 8-K dated February 2,
                   1996 (date of event-February 2, 1996) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Proforma Financial Information and Exhibits".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HAWAIIAN AIRLINES, INC.


May 15, 1996                           By  /S/ JOHN L. GARIBALDI
                                         ---------------------------------
                                          John L. Garibaldi
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)