Form 10-Q
period 1996-06-30
HAWAIIAN AIRLINES INC/HI
filed 1996-08-14
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996


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

As of August 14, 1996, 26,409,421 shares of Common Stock were outstanding.

                PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

                                                                                 JUNE 30,        DECEMBER 31
                                                                                   1996              1995
- ------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .   $   15,182      $     5,389
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . .       26,054           18,178
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,150            7,648
  Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,344            1,344
  Prepaid  expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,818            5,804
                                                                               ----------       ----------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .       53,548           38,363
                                                                               ----------       ----------

Property and equipment, less accumulated depreciation and
  amortization of $7,348 and $5,043 in 1996 and 1995, respectively . . . . .       41,511           41,391
Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,154             8,336
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,047             6,217
Reorganization value in excess of amounts
  allocable to identifiable assets, net ("Excess Reorganization Value"). . .       64,619           67,333
                                                                               ----------       ----------
    TOTAL  ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 170,879        $ 161,640
                                                                               ----------       ----------
                                                                               ----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . .    $   4,895      $     6,027
  Current portion of capital lease obligations . . . . . . . . . . . . . . .        2,787            2,662
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,785           35,182
  Air traffic liability. . . . . . . . . . . . . . . . . . . . . . . . . . .       23,430           30,461
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,150           15,730
                                                                               ----------       ----------
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .       69,047           90,062
                                                                               ----------       ----------

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,931            5,523
Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . . .        8,676           10,102
Other liabilities and deferred credits . . . . . . . . . . . . . . . . . . .       29,308           26,775

SHAREHOLDERS' EQUITY:
  Common and Special Preferred Stock . . . . . . . . . . . . . . . . . . . .          269               94
  Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . .       58,873           41,193
  Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,646              900
  Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .            -             (182)
  Minimum pension liability. . . . . . . . . . . . . . . . . . . . . . . . .       (1,170)          (1,170)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,701)         (11,657)
                                                                               ----------       ----------

    SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . .       49,917           29,178
                                                                               ----------       ----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . .   $  170,879       $  161,640
                                                                               ----------       ----------
                                                                               ----------       ----------

 .
HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                            -------------------------    -----------------------------
                                                               1996            1995             1996           1995
- ----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
     Passenger . . . . . . . . . . . . . . . . . . . . .  $  81,398       $   73,671        $  161,209     $  139,272
     Charter . . . . . . . . . . . . . . . . . . . . . .      6,966            5,180            13,937          8,747
     Cargo . . . . . . . . . . . . . . . . . . . . . . .      5,061            4,577             9,874          8,538
     Other . . . . . . . . . . . . . . . . . . . . . . .      2,584            2,036             5,051          4,415
                                                          ---------       ----------        ----------     ----------
        TOTAL. . . . . . . . . . . . . . . . . . . . . .     96,009           85,464           190,071        160,972
                                                          ---------       ----------        ----------     ----------
OPERATING EXPENSES:
     Flying operations . . . . . . . . . . . . . . . . .     30,264           25,572            59,579         49,861
     Maintenance . . . . . . . . . . . . . . . . . . . .     19,673           19,524            39,728         37,305
     Passenger service . . . . . . . . . . . . . . . . .     10,613            9,787            21,151         19,055
     Aircraft and traffic servicing. . . . . . . . . . .     14,076           13,447            28,591         26,989
     Promotion and sales . . . . . . . . . . . . . . . .     11,589           10,827            23,209         21,025
     General and administrative. . . . . . . . . . . . .      4,767            4,033            10,530          8,064
     Depreciation and amortization . . . . . . . . . . .      1,923            1,843             3,783          3,669
     Early retirement provision. . . . . . . . . . . . .          -                -                 -          2,000
                                                          ---------       ----------        ----------     ----------
        TOTAL. . . . . . . . . . . . . . . . . . . . . .     92,905           85,033           186,571        167,968
                                                          ---------       ----------        ----------     ----------

        OPERATING INCOME (LOSS). . . . . . . . . . . . .      3,104              431             3,500         (6,996)
                                                           ---------       ----------        ----------     ----------

NONOPERATING INCOME (EXPENSE):
     Interest expense, net. . . . . . . . . . . . . . .        (963)            (927)           (1,919)        (1,954)
     Gain (loss) on disposition of equipment. . . . . .        (336)             (43)             (328)             5
     Other, net . . . . . . . . . . . . . . . . . . . .           8               88               (22)           200
                                                          ---------       ----------        ----------     ----------
        TOTAL . . . . . . . . . . . . . . . . . . . . .      (1,291)            (882)           (2,269)        (1,749)
                                                          ---------       ----------        ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY GAIN. . . . . . . . . . . . . . .       1,813             (451)            1,231         (8,745)

INCOME TAXES:
     Currently payable. . . . . . . . . . . . . . . . .         (25)               -               (25)             -
     Reduction to Excess Reorganization Value . . . . .        (590)               -              (590)             -
                                                          ---------       ----------        ----------     ----------
        TOTAL . . . . . . . . . . . . . . . . . . . . .        (615)               -              (615)             -
                                                          ---------       ----------        ----------     ----------


NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN . . . . . .       1,198             (451)              616         (8,745)


EXTRAORDINARY GAIN, NET OF INCOME TAXES (Currently
 Payable of $14, Reduction to Excess Reorganization
     Value of $326). . . . . . . . . . . . . . . . . . .        340                -               340              -
                                                          ---------       ----------        ----------     ----------

NET INCOME (LOSS)  . . . . . . . . . . . . . . . . . . .  $   1,538        $    (451)           $  956     $   (8,745)
                                                          ---------       ----------        ----------     ----------
                                                          ---------       ----------        ----------     ----------

NET INCOME (LOSS) PER COMMON STOCK SHARE:
     Before extraordinary gain . . . . . . . . . . . . .  $    0.04         $  (0.05)         $   0.03     $    (0.93)
     Extraordinary gain, net of income taxes . . . . . .       0.01                -              0.01              -
                                                          ---------       ----------        ----------     ----------
NET INCOME (LOSS) PER COMMON STOCK SHARE . . . . . . . .  $    0.05         $  (0.05)         $   0.04     $    (0.93)
                                                          ---------       ----------        ----------     ----------
                                                          ---------       ----------        ----------     ----------
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES
  AND COMMON STOCK SHARE EQUIVALENTS . . . . . . . . . .
     Primary . . . . . . . . . . . . . . . . . . . . . .     29,127    *       9,400     *      25,976    *     9,400   *
                                                          ---------       ----------        ----------     ----------
                                                          ---------       ----------        ----------     ----------
     Fully Diluted . . . . . . . . . . . . . . . . . . .     29,199    *         N/A     *      26,257    *       N/A   *
                                                          ---------       ----------        ----------     ----------
                                                          ---------       ----------        ----------     ----------

* Includes shares reserved for issuance under the consolidated Plan of Reorganization dated September 21, 1993 as amended

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS)(UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                          --------------------------
                                                                            1996            1995
- ----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .        $       956    $   (8,745)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . .              3,783         3,796
     Net periodic postretirement benefit cost. . . . . . . . . . .              1,134         1,752
     Stock option compensation . . . . . . . . . . . . . . . . . .                964             -
     Early retirement provision. . . . . . . . . . . . . . . . . .                  -         2,000
     Loss (gain) from disposition of equipment . . . . . . . . . .                328            (5)
     Income tax benefit recognized as a reduction to
               Excess Reorganization Value . . . . . . . . . . . .                916             -
     Extraordinary gain, net of income taxes currently payable . .               (666)            -
     Increase in accounts receivable . . . . . . . . . . . . . . .             (6,186)       (4,440)
     Decrease (increase) in inventories. . . . . . . . . . . . . .                498          (859)
     Decrease in prepaid expenses. . . . . . . . . . . . . . . . .              1,167           792
     Increase (decrease) in accounts payable . . . . . . . . . . .                (57)        9,991
     Increase (decrease) air traffic liability . . . . . . . . . .             (7,031)        3,296
     Decrease in accrued liabilities . . . . . . . . . . . . . . .             (2,708)       (2,670)
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .              3,132         4,048
                                                                             ---------     ---------

        NET CASH PROVIDED BY (USED IN) OPERATIING ACTIVITIES . . .             (3,770)        8,956
                                                                            ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment. . . . . . . . . . . . . . .            (2,580)       (5,074)
    Net proceeds from disposition of equipment. . . . . . . . . . .             1,294         1,832
                                                                            ---------     ---------
        NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . .            (1,286)       (3,242)
                                                                            ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock. . . . . . . . . . . . . .            17,782             -
  Repurchase of common stock  . . . . . . . . . . . . . . . . . . .              (909)            -
  Issuance of long-term debt  . . . . . . . . . . . . . . . . . . .             7,196         1,247
  Repayment of long-term debt . . . . . . . . . . . . . . . . . . .            (7,919)       (5,710)
  Repayment of capital lease obligations  . . . . . . . . . . . . .            (1,301)       (1,467)
                                                                            ---------     ---------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . . . . .            14,849        (5,930)
                                                                            ---------     ---------
     NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .             9,793          (216)

     CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD. . . . . . . .             5,389         3,501
                                                                            ---------     ---------
     CASH AND CASH EQUIVALENTS - END OF PERIOD  . . . . . . . . . .         $  15,182      $  3,285
                                                                            ---------     ---------
                                                                            ---------     ---------

HAWAIIAN AIRLINES, INC.
STATISTICAL DATA (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                -------------------------   ----------------------------
                                                   1996         1995            1996           1995
- -------------------------------------------------------------------------   -----------------------------
SCHEDULED OPERATIONS:
    Revenue passengers . . . . . . . . . . .         1,249         1,197           2,518          2,349
    Revenue passenger miles  . . . . . . . .       848,362       791,658       1,658,159      1,472,000
    Available seat miles . . . . . . . . . .     1,133,041     1,034,221       2,245,566      1,973,764
    Passenger load factor. . . . . . . . . .          74.9%         76.5%           73.8%          74.6%
    Revenue ton miles  . . . . . . . . . . .       100,162        91,460         194,762        168,464
    Revenue plane miles. . . . . . . . . . .         4,819         4,314           9,500          8,270
    Passenger revenue per passenger mile . .          9.6 c         9.3 c           9.7 c          9.5 c

OVERSEAS CHARTER OPERATIONS:
    Revenue passengers . . . . . . . . . . .            46            37              93             62
    Revenue passenger miles  . . . . . . . .       125,660       100,442         255,472        169,710
    Available seat miles . . . . . . . . . .       131,767       102,451         262,761        172,981


Hawaiian Airlines, Inc.
Notes to Condensed Financial Statements (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and the financial condition of Hawaiian Airlines as of June 30, 1996 and December 31, 1995. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1995, as amended, and the condensed financial statements and notes thereto in the Company's quarterly report on SEC Form 10-Q for the quarter ended March 31, 1996, which are incorporated herein by reference.

2.   DEBT AND CAPITAL TRANSACTIONS

On April 29, 1996, the Company's credit facility provided by CIT Group/Credit Finance, Inc. (the "Credit Facility") was amended to increase the borrowing capacity thereunder from $8.15 million to $15.0 million. The $15.0 million Credit Facility consists of two secured term loans and a secured revolving line of credit including up to $6.0 million of letters of credit. The term loans are in the amounts of $5.4 million and $1.3 million and will amortize in equal installments over periods of 48 and 60 months, respectively. The outstanding principal amounts of the term loans will become due and payable upon termination of the Credit Facility. Available credit is subject to change determined by recalculation of the borrowing base, repayments due under the term loans and repayments arising from the disposition of, and other changes in, the related collateral securing the Credit Facility. As of June 30, 1996, the total remaining availability under the Credit Facility was $8.3 million, including $5.9 million in letters of credit. The Credit Facility has an initial term of three years from April 29, 1996, and renews automatically for successive terms of two years each, unless terminated by either party on at least 60 days notice prior to the end of the then-current term. The Company may terminate the Credit Facility at any time, on 30 days notice and payment of certain early termination fees during the initial term and without payment of termination fees during any renewal term.

The Credit Facility is secured by a first lien on substantially all of the Company's property, excluding the Company's owned and leased aircraft, the Company's aircraft engines while installed on aircraft and certain security deposits.

As required by the provider of the Credit Facility in connection with the amendment thereof, on April 29, 1996, the Company exercised an option to repurchase all of the shares of Common Stock owned by GPA Group plc and its affiliate AeroUSA, Inc. (collectively the "GPA Companies") and repaid certain secured and unsecured promissory notes held by the GPA Companies. The stock repurchase price was $1.10 per share and the promissory notes were repaid at approximately 85.0% of the then carrying value of the notes, including any deferred costs and other expenses owed. Based on 827,221 shares of Common Stock owned by the GPA Companies and the carrying value of the notes as of such date, the Company paid approximately $4.7 million to the GPA Companies to repurchase the shares and repay the notes. These transactions resulted in an extraordinary gain, net of estimated income taxes, of approximately $340,000. The payment to the GPA Companies was funded by borrowings under the Credit Facility on April 29, 1996.

3.   INCOME TAXES

Income tax expense is based on estimated annual effective tax rates which differ from the federal statutory rate of 35.0%, primarily due to state income taxes and certain nondeductible expenses. The estimated income tax benefit from the expected utilization of net operating losses incurred prior to the Company's emergence from Chapter 11 has been applied as a reduction to reorganization value in excess of amounts allocable to identifiable assets.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

CURRENT STATUS

As of June 30, 1996, the Company's net working capital position had improved significantly from December 31, 1995. As of June 30, 1996, the Company had a net working capital deficit of $15.5 million, which represents a $36.2 million improvement from the net working capital deficit of $51.7 million at December 31, 1995. As described above, at June 30, 1996, the total remaining availability under the Credit Facility was $8.3 million, including $5.9 million in letters of credit.

The Company's cash and cash equivalents as of June 30, 1996 was $9.8 million greater than that at December 31, 1995, primarily due to a $20.0 million cash investment by Airline Investors Partnership, L.P. ("AIP") through the purchase of 18,181,818 shares of Common Stock and four shares of Series B Special Preferred Stock (the "AIP Investment") consummated on January 31, 1996.
Accounts payable at June 30, 1996 was $11.4 million lower than at December 31, 1995, principally due to certain agreements and arrangements with American Airlines, Inc. ("American"), which provided for, among other things, the satisfaction of $10.0 million of previously deferred lease rents and maintenance payments and interest thereon and the reimbursement of $250,000 of American's fees and expenses in connection with the transaction through the issuance by the Company to American of a $10.25 million promissory note secured by certain assets of the Company. These positive changes to working capital were augmented by a $7.9 million increase in accounts receivable and a $7.0 million decrease in air traffic liability from December 31, 1995 to June 30, 1996.

CASH FLOWS

Cash and cash equivalents totaled $15.2 million at June 30, 1996, an increase of $9.8 million from $5.4 million at December 31, 1995. Operating and investing activities for the six month period ended June 30, 1996 used $7.4 million in cash and cash equivalents. Financing activities for the six month period ended June 30, 1996 provided $17.2 million in cash and cash equivalents. This was a direct result of the $20.0 million AIP Investment described above and the Company borrowing an additional $7.2 million through the Credit Facility during the six month period ended June 30, 1996. As noted above, $4.7 million of the funds from the Credit Facility borrowings were used to repurchase shares of Common Stock from, and repay approximately $4.5 million of long-term debt to, the GPA Companies at a 15.0% discount. Further, the Company made principal payments of $5.4 million on its other outstanding long-term debt and capital lease obligations during the period.

The Company plans to make approximately $12.0 million of necessary capital expenditures in the ordinary course of business during 1996. These expenditures include the capitalized portions of two scheduled DC-9-50 maintenance checks (D-checks) and certain JT8D engine overhauls. Also included are expenditures for rotable equipment and ground equipment, software and related hardware, facilities and certain other projects. The Company made approximately $2.6 million of these planned capital expenditures during the six months ended June 30, 1996.

RIGHTS AND INVESTOR OFFERINGS

The Company is currently conducting a rights offering and investor offering, which potentially could result in the Company issuing up to 12,100,000 additional shares of Common Stock. The offerings are intended to permit the Company's shareholders, other than AIP, to reduce the dilutive effect of the AIP Investment on their equity investment in the Company and to raise additional equity capital. The subscription price was established on August 1, 1996 at $3.25 per share.

The Company has entered into stock purchase agreements with certain investors pursuant to which the investors have severally agreed, subject to certain conditions, to purchase from the Company 2,250,000 shares of Common Stock at the $3.25 subscription price. In addition, the investors have agreed to purchase from the Company at the $3.25 subscription price an amount of additional shares necessary to generate a minimum of $25.0 million in gross proceeds from the offerings. The investors have also been granted the right to acquire additional shares subject to their availability.

The Company's capital resources have been increased substantially due to the AIP Investment, the arrangements with American and the amendment of the Credit Facility. Proceeds from the offerings referred to above will further improve the Company's liquidity. It is anticipated that the combination of the Company's improved liquidity and reduced operating costs will enable the Company to make necessary capital expenditures, take advantage of prompt payment discounts, avoid the need to provide early payment incentives to wholesalers and eliminate the Company's historical dependence on ticket discounting, thereby further improving yields, profitability and liquidity. Nevertheless, the Company will continue to seek additional sources of liquidity. If the Company is unsuccessful in obtaining additional sources of liquidity, an adverse change in events and circumstances could result in the Company being unable to meet its financial obligations after it exhausts its current and foreseeable capital resources. No assurance can be given that all conditions for successful completion of the offerings will occur or that proceeds from the offerings will exceed $25.0 million. Further, no assurance can be given that the Company will be able to obtain other sources of liquidity.

                              RESULTS OF OPERATIONS

During the quarter ended June 30, 1996, the Company generated operating and net income of $3.1 million and $1.5 million, respectively, including a $340,000 extraordinary gain, net of estimated income taxes. This represents a $2.7 million improvement from second quarter 1995 operating income of $431,000 and a $2.0 million improvement from the second quarter 1995 net loss of $451,000.

OPERATING REVENUES

The following table compares second quarter 1996 operating revenues to those in second quarter 1995, in thousands, by service type:

                                         Three Months Ended
                                               June 30,
                                    ----------------------------    Increase
                                            1996           1995    (Decrease)
                                    ------------------------------------------
Interisland:
  Passenger . . . . . . . . . .       $    33,417          31,144       2,273
  Charter . . . . . . . . . . .                 -              12         (12)
  Cargo . . . . . . . . . . . .             1,325           1,734        (409)
  Other . . . . . . . . . . . .             1,527           1,295         232
                                      -----------      ----------   ----------
                                           36,269          34,185       2,084
                                      -----------      ----------   ----------
Transpacific ("Transpac"):
     Passenger. . . . . . . . .            43,427          37,767       5,660
     Cargo. . . . . . . . . . .             3,132           2,375         757
     Other. . . . . . . . . . .               972             661         311
                                      -----------      ----------   ----------
                                           47,531          40,803       6,728
                                      -----------      ----------   ----------
South Pacific ("Southpac"):
    Passenger . . . . . . . . .             4,554           4,761        (207)
    Cargo . . . . . . . . . . .               604             463         141
    Other . . . . . . . . . . .                85              83           2
                                      -----------      ----------   ----------
                                            5,243           5,307         (64)
                                      -----------      ----------   ----------
Overseas Charter:
    Passenger . . . . . . . . .             6,966           5,169       1,797
                                      -----------      ----------   ----------

               Total. . . . . .       $    96,009      $   85,464   $  10,545
                                      -----------      ----------   ----------
                                      -----------      ----------   ----------

The following table compares applicable second quarter 1996 operating and passenger revenue statistics to those in second quarter 1995, in thousands except as otherwise indicated:



                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                                ---------------------------------       INCREASE
                                                      1996           1995               (DECREASE)     %
                                                ------------------------------------------------------------
Interisland:
 Revenue passengers. . . . . . . . . . .                 955           933                22           2.4
 Revenue passenger miles . . . . . . . .             127,136       123,272             3,864           3.1
 Available seat miles. . . . . . . . . .             240,757       232,380             8,377           3.6
 Passenger load factor . . . . . . . . .               52.8%         53.0%              (0.2)         (0.5)
 Yield . . . . . . . . . . . . . . . . .               26.3 c        25.3 c              1.0 c         4.0

Transpac:
 Revenue passengers . . . . . . . . . .                  279          248                 31          12.5
 Revenue passenger miles. . . . . . . .              680,692      624,251             56,441           9.0
 Available seat miles . . . . . . . . .              823,510      737,325             86,185          11.7
 Passenger load factor. . . . . . . . .                82.7%        84.7%               (2.0)         (2.4)
 Yield. . . . . . . . . . . . . . . . .                 6.4 c        6.0 c               0.4 c         6.7

Southpac:
 Revenue passengers . . . . . . . . . .                   15           16                 (1)         (6.3)
 Revenue passenger miles. . . . . . . .               40,534       44,135             (3,601)         (8.2)
 Available seat miles . . . . . . . . .               68,774       64,516              4,258           6.6
 Passenger load factor. . . . . . . . .                58.9%         68.4%              (9.5)        (13.8)
 Yield  . . . . . . . . . . . . . . . .                 11.2 c       10.8 c              0.4 c         4.1

Overseas Charter:
 Revenue passengers . . . . . . . . . .                   46            37                 9          24.3
 Revenue passenger miles. . . . . . . .              125,660       100,442            25,218          25.1
 Available seat miles . . . . . . . . .              131,767       102,451            29,316          28.6



Operating revenues totaled $96.0 million during second quarter 1996, an increase of $10.5 million or 12.3% over 1995 second quarter operating revenues of $85.5 million. Significant period to period variances were as follows:

- -    Revenues from Interisland passenger service totaled $33.4 million during second quarter 1996, an increase of $2.3 million or 7.3% from second quarter 1995. Increases of 2.4% and 3.1% in Interisland revenue passengers carried and revenue passenger miles, respectively, were complimented by an increase in Interisland yield of 1.0 CENTS or 4.0%. Increases in revenue passengers carried and revenue passenger miles were primarily caused by the continued recovery of the Hawaii tourism market and increased frequencies by the Company as evidenced by a 3.6% increase in available seat miles period over period. Interisland yield in second quarter 1996 increased compared to second quarter 1995 due to (1) the dilutional effects of promotional fare ticket programs being less prevalent in 1996 as most promotion tickets were sold in 1994 and used throughout 1995 and (2) the Company maintaining and/or increasing certain Interisland fares;

- -    Revenues from Transpac passenger operations amounted to $43.4 million during second quarter 1996 compared to $37.8 million in second quarter 1995, an increase of $5.7 million or 15.0%. The

     Company experienced increases of 12.5% and 9.0% in revenue passengers carried and revenue passenger miles, respectively. Similar to the Interisland market, increased revenue passengers carried and revenue passenger miles were a direct result of increased frequencies in the Transpac market as denoted by the increase in Transpac available seat miles of 11.7%. Transpac yield also increased by 0.4 CENTS or 6.7% in second quarter 1996 as compared to second quarter 1995. Again, the increase in yield was primarily caused by the effects of promotional fare ticket programs being less prevalent in 1996 and general increases in certain Transpac fare bases; and

- -    Overseas charter revenues totaled $7.0 million in second quarter 1996, representing an increase of $1.8 million or 34.8% from second quarter 1995. The increase was due to the Company operating six charters per week in second quarter 1996 versus, on average, four charters per week in second quarter 1995 between Honolulu and Las Vegas.

On May 22, 1996, the Company entered into a cooperative marketing agreement with Northwest Airlines, Inc. ("Northwest"), effective July 1, 1996, which provides for extensive marketing cooperation, including a code sharing arrangement,
coordinated customer service and frequent flyer program cooperation.    Under
the code sharing agreement, a Northwest flight code will appear in travel agent computers on many of Hawaiian Airlines' flights between Honolulu and several of the other Hawaiian islands. Northwest will coordinate its flight schedules to Honolulu to provide convenient connections to the Company's Interisland flights. Further, in June 1996, the Company entered into a code sharing agreement with Mahalo Air, Inc. ("Mahalo"), pursuant to which the Company began placing its flight code on Mahalo's five daily flights between Honolulu and Molokai and its five daily flights between Honolulu and West Maui's Kapalua Airport starting July 1, 1996. Pursuant to the agreement, the Company will also provide certain airport services to Mahalo. While the Company believes that these agreements will increase passenger revenues and enhance profitability, there can be no assurance that these programs will be successful.

Prior to 1996, the airline industry was subject to a 10.0% excise tax on each ticket sold (other than Transpac flights), a 6.25% cargo excise tax and a $6.00 international departure tax (including Transpac flights). These taxes lapsed on January 1, 1996. On August 2, 1996, Congress passed legislation approving reinstatement of these taxes, which is expected to be signed into law by President Clinton. The taxes will be effective from seven days after the bill is signed through December 31, 1996. If the excise taxes are reinstated, the Company would either have to absorb the excise taxes, which would adversely affect operating results, or raise ticket prices and cargo transportation fees in order to offset the excise taxes. If the Company were to raise ticket prices and cargo transportation fees, there is no assurance that the Company would be able to maintain such increases or that operating results would not be adversely affected by the increases.

OPERATING EXPENSES

The following table compares operating expenses for second quarter 1996 with second quarter 1995 by major category, in thousands of dollars:


                                                           Three Months Ended
                                                                June 30,
                                                     ---------------------------        Increase
                                                           1996            1995        (Decrease)
                                                     ---------------------------------------------
    Wages and benefits . . . . . . . . . . . . . . .    $  26,968     $   27,005      $      (37)
    Aircraft fuel, including taxes and oil . . . . .       17,893         13,434           4,459
    Maintenance materials and repairs. . . . . . . .       15,453         14,736             717
    Purchased services . . . . . . . . . . . . . . .        5,446          5,033             413
    Aircraft rentals . . . . . . . . . . . . . . . .        4,083          4,004              79
    Sales commissions. . . . . . . . . . . . . . . .        3,445          3,103             342
    Passenger food . . . . . . . . . . . . . . . . .        2,490          2,527             (37)
    Advertising and promotion. . . . . . . . . . . .        2,539          2,016             523
    Rentals other than aircraft and engines. . . . .        2,346          2,285              61
    Landing fees . . . . . . . . . . . . . . . . . .        2,221          1,904             317
    Depreciation and amortization. . . . . . . . . .        2,089          1,944             145
    Reservation fees and services. . . . . . . . . .        1,993          1,887             106
    Personnel expenses . . . . . . . . . . . . . . .        1,053          1,020              33
    Insurance-hull and liability . . . . . . . . . .          995            970              25
    Interrupted trips. . . . . . . . . . . . . . . .          699            372             327
    Other. . . . . . . . . . . . . . . . . . . . . .        3,192          2,793             399
                                                      -----------    ------------     ------------
             Total . . . . . . . . . . . . . . . . .    $  92,905     $   85,033       $   7,872
                                                      -----------    ------------     ------------
                                                      -----------    ------------     ------------


Operating expenses totaled $92.9 million in second quarter 1996, an increase of $7.9 million or 9.3% over second quarter 1995. Significant period to period variances were as follows:

- -    The reduction in wages and benefits in second quarter 1996 versus second quarter 1995 is primarily a result of a $963,000 reduction in estimated workers' compensation expense due to favorable decreases in the Company's workers' compensation claims and loss experience. This decrease was partially offset by $862,000 of additional labor costs in second quarter 1996 over second quarter 1995 principally due to severance accruals and increased crew expense from additional flight hours;

- -    Aircraft fuel, including taxes and oil, increased by $4.5 million or 33.2%
     quarter over quarter. The increase was principally due to (1) approximately $1.0 million more in fuel taxes incurred in second quarter 1996 than second quarter 1995 due to the Company becoming subject to an additional 4.3 CENTS per gallon tax effective October 1, 1995; (2) $1.3 million in additional fuel cost as the Company consumed approximately 1.8 million or 7.8% more gallons of aircraft fuel in second quarter 1996 than in second quarter 1995 due to increased flying hours; and (3) $2.2 million in added fuel expense as the average cost per gallon, excluding the 4.3 CENTS per gallon tax, increased by 9.6 CENTS or 16.3%;

- -    Maintenance materials and repairs increased $717,000 or 4.9% over 1995.  In second quarter 1996, the Company incurred approximately $1.7 million more in DC-10-10 maintenance expense due to (1) $1.4 million additional maintenance expense as a result of the Company utilizing eight DC-10-10 aircraft in second quarter 1996 versus seven DC-10-10 aircraft in second quarter 1995 and (2) $346,000 of additional maintenance costs due to higher maintenance rates in second quarter 1996. The increase was offset in part by decreased DC-9-50 maintenance expense of $931,000 as the Company's DC-9-50 fleet required fewer service checks and airframe and engine maintenance in second quarter 1996 compared to second quarter 1995.

EXTRAORDINARY GAIN

As described above, during second quarter 1996, the Company paid approximately $4.7 million to the GPA Companies to repurchase 827,221 shares of Common Stock and to repay approximately $4.5 million of long-term debt at a 15.0% discount, including any deferred costs and other expenses owed. These transactions resulted in an extraordinary gain, net of estimated income taxes, of approximately $340,000.

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

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          No material developments in matters previously reported or reportable events arising in the three months ended June 30, 1996 were noted.

ITEM 2.   CHANGES IN SECURITIES

          At the June 6, 1996 Annual Meeting of Shareholders of Hawaiian Airlines, Inc., the shareholders approved (i) the conversion of the outstanding shares of Class B Common Stock into a like number of shares of Class A Common Stock and (ii) the Amendment to the Company's Amended Articles of Incorporation to eliminate the Class B Common Stock and to designate the Company's Class A Common Stock as "Common Stock". The modification to the securities is in name only. All other rights of the holders of Class A Common Stock remain the same except in name.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the June 6, 1996 Annual Meeting of Shareholders of Hawaiian Airlines, Inc., the following matters were voted upon:

                                DESCRIPTION                VOTES
                                -----------                -----

          1.   Election of Board of Directors
               John W. Adams                      24,471,386  For
                                                     164,462  Withheld

               Todd G. Cole                       24,467,189  For
                                                     168,659  Withheld

               Richard F. Conway                  24,469,616  For
                                                     166,232  Withheld

               Robert G. Coo                      24,470,132  For
                                                     165,716  Withheld

               Carol A. Fukunaga                  24,475,763  For
                                                     160,085  Withheld

               William Boyce Lum                  24,481,340  For
                                                     154,508  Withheld

               Richard K. Matros                  24,476,481  For
                                                     159,367  Withheld

               Reno F. Morella                    24,475,386  For
                                                     160,462  Withheld

               Bruce R. Nobles                    24,432,581  For
                                                     202,267  Withheld

               Samson Poomaihealani               24,449,962  For
                                                     185,886  Withheld

               Edward Z. Safady                   24,475,361  For
                                                     160,487  Withheld

          2.   Approval of Amendment to the       23,529,042  For
               Company's Amended Articles of          55,931  Against
               Incorporation to reflect the          842,532  Abstain
               Company's current address             208,343  Broker
                                                              Non-Votes

       3.      Ratification of the conversion     20,504,088   For
               of Class B Common Stock to Class      113,722   Against
               A Common Stock and approval of        868,602   Abstain
               Amendment to the Company's Amended  3,149,436   Broker
               Articles of the Incorporation to                Non-Votes
               eliminate the Class B Common Stock
               and to designate the Company's Class
               A Common Stock as "Common Stock"

       4.      Approval of Amendment to the       23,605,576   For
               Company's Amended Articles of         96,872    Against
               Incorporation to eliminate provisions 933,400   Abstain
               required by the Third Amended Plan    None      Broker
               of Reorganization or Section 1123               Non-Votes
               of the U.S. Bankruptcy Code

       5.      Approval of Amendment to the       20,349,422   For
               Company's Amended Articles of         189,229   Against
               Incorporation to eliminate            947,761   Abstain
               preemptive rights                   3,149,436   Broker
                                                               Non-Votes

       6.      Approval of Amendment to the       23,404,045   For
               Company's Amended Articles of         339,889   Against
               Incorporation to designate officer    891,624   Abstain
               titles in the Bylaws and delete           290   Broker
               officer qualifications                          Non-Votes

       7.      Approval of the 1996 Stock         20,356,350   For
               Incentive Plan                        233,171   Against
                                                     896,891   Abstain
                                                   3,149,436   Broker
                                                               Non-Votes


ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    Exhibit 3 Certificate of Amendments of the Restated Articles of Incorporation dated June 12, 1996, as filed July 10, 1996

               Exhibit 4        1996 Incentive Stock Plan, as amended*

               Exhibit 11 Computation of Primary and Fully Diluted Earnings Per Common Share

               Exhibit 27       Financial Data Schedule

       (b)     Reports of Form 8-K

               None


* Previously filed with the SEC as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-2 as filed July 12, 1996 (File No. 333-04817) and incorporated herein by reference.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HAWAIIAN AIRLINES, INC.



August 14, 1996                 By  /S/  JOHN L. GARIBALDI
                                   -----------------------
                                   John L. Garibaldi
                                   Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)