Form 10-Q
period 1996-09-30
HAWAIIAN AIRLINES INC/HI
filed 1996-11-14
CIK 46205

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996


               (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ____ to ____

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

As of November 14, 1996, 38,701,921 shares of Common Stock were outstanding.

ITEM 1.  FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

                                                                                         September 30,  December 31,
                                                                                             1996           1995
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   66,393     $    5,389
    Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,226         18,178
    Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,410          7,648
    Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,344          1,344
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,038          5,804
                                                                                         ----------     ----------
         TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . .        103,411         38,363
                                                                                         ----------     ----------

Property and equipment, less accumulated depreciation and
    amortization of $8,484 and $5,043 in 1996 and 1995, respectively . . . . . . . .         43,889         41,391
Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,455          8,336
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,942          6,217
Reorganization value in excess of amounts
    allocable to identifiable assets, net ("Excess Reorganization Value"). . . . . .         61,378         67,333
                                                                                         ----------     ----------

         TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  219,075     $  161,640
                                                                                         ----------     ----------
                                                                                         ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .     $    4,235     $    6,027
    Current portion of capital lease obligations . . . . . . . . . . . . . . . . . .          2,918          2,662
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,525         35,182
    Air traffic liability. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34,779         30,461
    Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,130         15,730
                                                                                         ----------     ----------
         TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .         79,587         90,062
                                                                                         ----------     ----------

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,545          5,523
Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,087         10,102
Other liabilities and deferred credits . . . . . . . . . . . . . . . . . . . . . . .         31,495         26,775

SHAREHOLDERS' EQUITY:
    Common and Special Preferred Stock . . . . . . . . . . . . . . . . . . . . . . .            389             94
    Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . . . .         94,755         41,193
    Warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,646            900
    Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -           (182)
    Notes receivable from optionholders. . . . . . . . . . . . . . . . . . . . . . .         (1,926)             -
    Minimum pension liability. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,170)        (1,170)
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,333)       (11,657)
                                                                                         ----------     ----------

         SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . . . . . . . . .         85,361         29,178
                                                                                         ----------     ----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . .     $  219,075     $  161,640
                                                                                         ----------     ----------
                                                                                         ----------     ----------


See accompanying Notes to Condensed Financial Statements (Unaudited).

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     ---------------------------   --------------------------
                                                                         1996            1995          1996           1995
-----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
    Passenger. . . . . . . . . . . . . . . . . . . . . . . . . .     $   86,343     $   79,796     $  247,552     $  219,068
    Charter. . . . . . . . . . . . . . . . . . . . . . . . . . .          7,252          6,711         21,189         15,458
    Cargo. . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,842          4,589         14,716         13,127
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,776          2,259          7,827          6,674
                                                                     ----------     ----------     ----------     ----------
         TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .        101,213         93,355        291,284        254,327
                                                                     ----------     ----------     ----------     ----------

OPERATING EXPENSES:
    Flying operations. . . . . . . . . . . . . . . . . . . . . .         31,495         26,515         91,074         76,376
    Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .         22,379         21,351         61,775         58,528
    Passenger service. . . . . . . . . . . . . . . . . . . . . .         10,582         10,167         31,733         29,222
    Aircraft and traffic servicing . . . . . . . . . . . . . . .         14,468         13,697         43,059         40,686
    Promotion and sales. . . . . . . . . . . . . . . . . . . . .         10,915         10,984         34,124         32,009
    General and administrative . . . . . . . . . . . . . . . . .          4,728          4,202         15,258         12,266
    Depreciation and amortization. . . . . . . . . . . . . . . .          2,054          2,003          6,169          5,800
    Early retirement program . . . . . . . . . . . . . . . . . .              -              -              -          2,000
                                                                     ----------     ----------     ----------     ----------
         TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .         96,621         88,919        283,192        256,887
                                                                     ----------     ----------     ----------     ----------

         OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . .          4,592          4,436          8,092         (2,560)
                                                                     ----------     ----------     ----------     ----------

NONOPERATING INCOME (EXPENSE):
    Interest expense, net. . . . . . . . . . . . . . . . . . . .           (543)          (844)        (2,462)        (2,798)
    Loss on disposition of equipment . . . . . . . . . . . . . .           (111)          (431)          (439)          (426)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (80)           202           (102)           402
                                                                     ----------     ----------     ----------     ----------
         TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .           (734)        (1,073)        (3,003)        (2,822)
                                                                     ----------     ----------     ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY GAIN . . . . . . . . . . . . . . . . . . .          3,858          3,363          5,089         (5,382)

INCOME TAXES:
    Currently payable. . . . . . . . . . . . . . . . . . . . . .           (116)             -           (141)             -
    Reduction to Excess Reorganization Value . . . . . . . . . .         (2,373)             -         (2,963)             -
                                                                     ----------     ----------     ----------     ----------
         TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .         (2,489)             -         (3,104)             -
                                                                     ----------     ----------     ----------     ----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN. . . . . . . . . . .          1,369          3,363          1,985         (5,382)

EXTRAORDINARY GAIN, NET OF INCOME TAXES (Currently
    payable of $14, Reduction to Excess Reorganization
    Value of $326) . . . . . . . . . . . . . . . . . . . . . . .              -              -            340              -
                                                                     ----------     ----------     ----------     ----------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . .       $  1,369      $   3,363      $   2,325     $   (5,382)
                                                                     ----------     ----------     ----------     ----------
                                                                     ----------     ----------     ----------     ----------

NET INCOME (LOSS) FOR COMMON STOCK SHARES
    Before extraordinary gain. . . . . . . . . . . . . . . . . .       $   0.05      $    0.33       $   0.07     $    (0.57)
    Extraordinary gain, net of income taxes. . . . . . . . . . .              -              -           0.01              -
                                                                     ----------     ----------     ----------     ----------
NET INCOME (LOSS) FOR COMMON STOCK SHARE . . . . . . . . . . . .       $   0.05       $   0.33       $   0.08      $   (0.57)
                                                                     ----------     ----------     ----------     ----------
                                                                     ----------     ----------     ----------     ----------
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES
    AND COMMON STOCK SHARE EQUIVALENTS
    PRIMARY. . . . . . . . . . . . . . . . . . . . . . . . . . .         30,266  *      10,068  *      27,403  *       9,400  *
                                                                     ----------      ----------     ----------     ----------
                                                                     ----------      ----------     ----------     ----------
    FULLY DILUTED. . . . . . . . . . . . . . . . . . . . . . . .         30,337  *      10,068  *      27,464  *         N/A  *
                                                                     ----------      ----------     ----------     ----------
                                                                     ----------      ----------     ----------     ----------


* Includes shares reserved for insurance under the consolidated Plan of Reorganization dated September 21, 1993, as amended.

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               ----------------------
                                                                                  1996        1995
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .   $   2,325    $  (5,382)
    Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization . . . . . . . . . . . . . . . . . .       6,169        5,800
         Net periodic postretirement benefit cost. . . . . . . . . . . . .       1,701        2,628
         Stock option compensation . . . . . . . . . . . . . . . . . . . .         964        1,458
         Early retirement provision. . . . . . . . . . . . . . . . . . . .           -        2,000
         Loss on disposition of equipment. . . . . . . . . . . . . . . . .         439          426
         Income tax benefit recognized as a reduction to
              Excess Reorganization Value. . . . . . . . . . . . . . . . .       3,289            -
         Extraordinary gain, net of income taxes currently payable . . . .        (666)           -
         Increase in accounts receivable . . . . . . . . . . . . . . . . .      (5,174)      (5,466)
         Decrease (increase) in inventories. . . . . . . . . . . . . . . .         238       (1,015)
         Decrease in prepaid expenses. . . . . . . . . . . . . . . . . . .       1,947        1,267
         Increase in accounts payable. . . . . . . . . . . . . . . . . . .       1,679        7,431
         Increase (decrease) in accrued liabilities. . . . . . . . . . . .      (4,845)       9,183
         Increase (decrease) air traffic liability . . . . . . . . . . . .       4,318       (6,317)
         Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,650        4,224
                                                                            ----------   ----------

              NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . .      18,034       16,237
                                                                            ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment . . . . . . . . . . . . . . . . . .      (6,019)      (6,544)
    Net proceeds from disposition of equipment . . . . . . . . . . . . . .       1,800        2,875
                                                                            ----------   ----------

              NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . .      (4,219)      (3,669)
                                                                            ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock . . . . . . . . . . . . . . . .      51,862            -
    Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . .        (909)           -
    Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . .       7,393        1,474
    Repayment of long-term debt. . . . . . . . . . . . . . . . . . . . . .      (9,156)      (7,893)
    Repayment of capital lease obligations . . . . . . . . . . . . . . . .      (2,001)      (2,223)
                                                                            ----------   ----------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . . . .      47,189      (8,642)
                                                                            ----------   ----------


              NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .      61,004        3,926

Cash and cash equivalents - Beginning of Period. . . . . . . . . . . . . .       5,389        3,501
                                                                            ----------   ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD. . . . . . . . . . . . . . . . .  $   66,393   $    7,427
                                                                            ----------   ----------
                                                                            ----------   ----------

See accompanying Notes to Condensed Financial Statements (Unaudited).

HAWAIIAN AIRLINES, INC.
STATISTICAL DATA (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (UNAUDITED)

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                     ---------------------------------------   -------------------------------------
                                                            1996                1995              1996                 1995
------------------------------------------------------------------------------------------------------------------------------------
SCHEDULED OPERATIONS
    Revenue passengers . . . . . . . . . . . . .           1,267               1,218               3,785               3,567
    Revenue passenger miles. . . . . . . . . . .         856,422             855,459           2,514,581           2,327,459
    Available seat miles . . . . . . . . . . . .       1,176,425           1,132,989           3,421,991           3,106,753
    Passenger load factor. . . . . . . . . . . .           72.8%               75.5%               73.5%               74.9%
    Revenue ton miles. . . . . . . . . . . . . .          99,549              98,417             294,311             266,881
    Revenue plane miles. . . . . . . . . . . . .           4,789               4,712              14,289              12.982
    Passenger revenue per passenger mile . . . .            10.1  CENTS          9.3  CENTS          9.8  CENTS          9.4  CENTS

OVERSEAS CHARTER OPERATIONS:
    Revenue passengers . . . . . . . . . . . . .              48                  46                 141                 108
    Revenue passenger miles. . . . . . . . . . .         130,086             127,720             385,558             297,430
    Available seat miles . . . . . . . . . . . .         133,399             132,675             396,160             305,656


Hawaiian Airlines, Inc.
Notes to Condensed Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and the financial condition of Hawaiian Airlines as of September 30, 1996 and December 31, 1995. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1995, as amended, and the condensed financial statements and notes thereto in the Company's quarterly report on SEC Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996, which are incorporated herein by reference.

Certain reclassifications have been made to conform prior period's information to current year's presentation.

2.  CAPITAL TRANSACTIONS

In September 1996, the Company completed a shareholder rights offering and an investor offering (collectively the "Offerings") which collectively raised more than $39.3 million in capital. The Offerings were intended to permit the Company's shareholders to reduce the dilutive effect of the AIP Investment, as described below, on their equity investment in the Company and to raise additional equity capital. The Offerings resulted in the purchase of 12,092,500 new shares of Common Stock at the subscription price of $3.25 per share. The effects of the Offerings have been reflected in the accompanying balance sheets net of approximately $3.2 million of estimated costs and approximately $1.9 million in fully recourse, interest-bearing notes received from holders of options who exercised such options to purchase 592,500 shares of Common Stock in the Offerings.

3.  INCOME TAXES

The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current U.S. corporate statutory rate of 35.0%. Nevertheless, the Company's actual income tax liability (i.e. income taxes payable) is considerably lower than income tax expense shown for financial reporting purposes. This difference in financial expense compared to actual income tax liability is in part attributable to tax attributes (including net operating loss carryforwards, subject to certain limitations) of the pre-reorganization Company that serve to reduce the Company's actual income tax liability. To the extent the tax attributes of the pre-reorganization Company reduce the Company's actual income tax liability below the amount of expense reflected in the financial statements, that difference is applied to reduce the carrying balance of the Company's Excess Reorganization Value.

4.  SUBSEQUENT EVENTS

On November 6, 1996, the Company entered into a long-term aircraft lease agreement with American Airlines, Inc. for a ninth DC-10-10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES

CURRENT STATUS

Throughout 1996, the Company has been successful in its concerted efforts to improve its liquidity and financial position. As of September 30, 1996, the Company had working capital of $23.8 million, representing a $75.5 million improvement from the net working capital deficit of $51.7 million at December 31, 1995.

A majority of the improvement in net working capital is associated with cash and cash equivalents totaling $66.4 million as of September 30, 1996, an increase of $61.0 million from December 31, 1995. The increase is primarily due to a (i) $20.0 million cash investment by Airline Investors Partnership, L.P. ("AIP") through the purchase of 18,181,818 shares of Common Stock and four shares of Series B Special Preferred Stock (the "AIP Investment") consummated in January 1996 and (ii) $34.1 million in net cash proceeds received from the Offerings completed in September 1996, as described above in note 2 to condensed financial statements.

Net working capital was also enhanced when, in January 1996, certain agreements and arrangements with American Airlines, Inc. ("American") were consummated, which provided for, among other things, the payment of $10.0 million of previously deferred lease rents and maintenance payments and interest thereon and the reimbursement of $250,000 of American's fees and expenses in connection with the transaction through the issuance by the Company to American of a $10.25 million promissory note secured by certain assets of the Company.

The Company also maintains a $15.0 million credit facility with CIT Group/Credit Finance, Inc. (the "Credit Facility") which consists of two secured term loans and a secured revolving line of credit, including up to $6.0 million in letters of credit. Available credit is subject to reduction determined by recalculation of the borrowing base and repayments arising from disposition of collateral. As of September 30, 1996, the total availability under the Credit Facility amounted to approximately $12.8 million, with the Company having approximately $7.1 million in borrowings and $100,000 in letters of credit outstanding.

CASH FLOWS

Operating activities for the nine month period ended September 30, 1996 provided $18.0 million in cash and cash equivalents. Investing activities for the nine month period ended September 30, 1996 used $6.0 million of cash and cash equivalents to acquire property and equipment, which was partially offset by $1.8 million in proceeds received from the disposition of equipment. Financing activities for the nine month period ended September 30, 1996 provided $47.2 million in cash and cash equivalents, a direct result of a net $51.9 million inflow from the AIP Investment and Offerings described above and a net outflow of $3.8 million associated with the Company's long-term debt and capital lease obligations.

The Company plans to make approximately $11.1 million of capital expenditures in the ordinary course of business during 1996. These expenditures include the capitalized portions of two scheduled DC-9-50 maintenance checks (D-checks) and certain JT8D engine overhauls. Also included are expenditures for rotable equipment and ground equipment, software and related hardware, facilities and certain other projects. The Company made approximately $6.0 million of these planned capital expenditures during the nine months ended September 30, 1996.

                                RESULTS OF OPERATIONS

During the quarter ended September 30, 1996, the Company generated operating and net income of $4.6 million and $1.4 million, respectively. This represents a $156,000 improvement from third quarter 1995 operating income of $4.4 million and a $2.0 million reduction from third quarter 1995 net income of $3.4 million. The reduction in net income from third quarter 1995 to third quarter 1996 is due to the provision for income taxes in third quarter 1996. While generally accepted accounting standards require that the provision be recorded, a majority of the provision will not require cash outlay as it will be offset by net operating loss carryforwards available to the Company. As noted in note 3 to condensed financial statements, the estimated income tax benefit from the expected utilization of these net operating loss carryforwards has been applied as a reduction to reorganization value in excess of amounts allocable to identifiable assets.

OPERATING REVENUES

The following table compares third quarter 1996 operating revenues to those in third quarter 1995, in thousands, by service type:

                                       Three Months Ended
                                           September 30,
                                   --------------------------      Increase
                                       1996           1995        (Decrease)
                                   -----------------------------------------
Interisland:
    Passenger. . . . . . . .      $   33,963     $   30,248     $    3,715
    Charter. . . . . . . . .               -             11            (11)
    Cargo. . . . . . . . . .           1,452          1,603           (151)
    Other. . . . . . . . . .           1,682          1,481            201
                                  ----------     ----------     ----------
                                      37,097         33,343          3,754
                                  ----------     ----------     ----------

Transpacific ("Transpac"):
    Passenger. . . . . . . .          46,136         43,841          2,295
    Cargo. . . . . . . . . .           2,804          2,560            244
    Other. . . . . . . . . .             989            747            242
                                  ----------     ----------     ----------
                                      49,929         47,148          2,781
                                  ----------     ----------     ----------

South Pacific ("Southpac"):
    Passenger. . . . . . . .           6,244          5,707            537
    Cargo. . . . . . . . . .             586            426            160
    Other. . . . . . . . . .              91             31             60
                                  ----------     ----------     ----------
                                       6,921          6,164            757
                                  ----------     ----------     ----------

Overseas Charter:
    Passenger. . . . . . . .           7,252          6,700            552
    Other. . . . . . . . . .              14              -             14
                                  ----------     ----------     ----------
                                       7,266          6,700            566
                                  ----------     ----------     ----------

         Total . . . . . . .      $  101,213     $   93,355     $    7,858
                                  ----------     ----------     ----------
                                  ----------     ----------     ----------

The following table compares applicable third quarter 1996 operating and passenger revenue statistics to those in third quarter 1995, in thousands except as otherwise indicated:

                                                               Three Months Ended
                                                                  September 30,
                                                      ---------------------------------------   Increase
                                                          1996                1996             (Decrease)                 %
------------------------------------------------------------------------------------------------------------------------------------
Interisland:
    Revenue passengers . . . . . . . . . . . . .             973                 927                  46                 5.0
    Revenue passenger miles. . . . . . . . . . .         129,730             121,955               7,775                 6.4
    Available seat miles . . . . . . . . . . . .         234,895             250,561             (15,666)               (6.3)
    Passenger load factor. . . . . . . . . . . .           55.2%               48.7%                 6.6                13.5
    Yield. . . . . . . . . . . . . . . . . . . .            26.2  CENTS         24.8  CENTS          1.4  CENTS          5.6

Transpac:
    Revenue passengers . . . . . . . . . . . . .             274                 272                   2                 0.7
    Revenue passenger miles. . . . . . . . . . .         673,594             682,642              (9,048)               (1.3)
    Available seat miles . . . . . . . . . . . .         864,551             813,069              51,482                 6.3
    Passenger load factor. . . . . . . . . . . .           77.9%               84.0%                (6.0)               (7.2)
    Yield. . . . . . . . . . . . . . . . . . . .             6.8  CENTS          6.4  CENTS          0.4  CENTS          6.6

Southpac:
    Revenue passengers . . . . . . . . . . . . .              20                  19                   1                 5.3
    Revenue passenger miles. . . . . . . . . . .          53,098              50,862               2,236                 4.4
    Available seat miles . . . . . . . . . . . .          76,979              69,359               7,620                11.0
    Passenger load factor. . . . . . . . . . . .           69.0%               73.3%                (4.4)               (5.9)
    Yield. . . . . . . . . . . . . . . . . . . .            11.8  CENTS         11.2  CENTS          0.5  CENTS          4.8  CENTS

Overseas Charter:
    Revenue passengers . . . . . . . . . . . . .              48                  46                   2                 4.3
    Revenue passenger miles. . . . . . . . . . .         130,086             127,720               2,366                 1.9
    Available seat miles . . . . . . . . . . . .         133,399             132,675                 724                 0.5



Operating revenues totaled $101.2 million during third quarter 1996, an increase of $7.9 million or 8.4% over 1995 third quarter operating revenues of $93.4 million. Significant period to period variances were as follows:

 - Revenues from Interisland passenger service totaled $34.0 million during third quarter 1996, an increase of $3.7 million or 12.3% from third quarter 1995. Increases of 5.0% and 6.4% in Interisland revenue passengers carried and revenue passenger miles, respectively, were complemented by an increase in Interisland yield of 1.4 CENTS or 5.6%. Increases in revenue passengers carried and revenue passenger miles were primarily caused by the Company increasing its share of the Interisland passenger market based on management's estimates by approximately three percentage points quarter over quarter. Interisland yield in third quarter 1996 increased compared to third quarter 1995 due to the Company maintaining and/or increasing certain Interisland fares;

 - Revenues from Transpac passenger operations totaled $46.1 million during third quarter 1996 compared to $43.8 million in third quarter 1995, an increase of $2.3 million or 5.2%. The Company experienced a decrease of 1.3% in revenue passenger miles. However, this decrease was offset by an increase in Transpac yield of 0.4 CENTS or 6.6% in third quarter 1996 as compared to third quarter 1995. The increase in yield was primarily caused by general increases in certain Transpac fare bases.

On May 22, 1996, the Company entered into a cooperative marketing agreement with Northwest Airlines, Inc. ("Northwest"), effective July 1, 1996, which provides for extensive marketing cooperation, including a code sharing arrangement, coordinated customer service and frequent flyer program cooperation. Under the code sharing agreement, a Northwest flight code appears in travel agent computers on many of Hawaiian Airlines' flights between Honolulu and several of the other Hawaiian islands. Northwest coordinates its flight schedules to Honolulu to provide convenient connections to the Company's Interisland flights. Further, in June 1996, the Company entered into a code sharing agreement with Mahalo Air, Inc. ("Mahalo"), pursuant to which, commencing July 1, 1996, the Company places its flight code on Mahalo's five daily flights between Honolulu and Molokai and its five daily flights between Honolulu and West Maui's Kapalua Airport. Pursuant to the agreement, the Company also provides certain airport services to Mahalo. The Company estimates that, as a result of these agreements, revenues from passengers who connected from these two carriers were increased by approximately 49.0% quarter over quarter.

Prior to 1996, the airline industry was subject to a 10.0% excise tax on each ticket sold (other than Transpac flights), a 6.25% cargo excise tax and a $6.00 international departure tax (including Transpac flights). These taxes lapsed on January 1, 1996, but were reinstated on August 28, 1996. Based upon current legislation, these taxes again lapse on January 1, 1997. The Company adjusted its fares accordingly based upon prevailing market conditions. There can be no assurance that the Company will be able to maintain its current fare levels or predict with any certainty the effects on its fares should the taxes again lapse and/or be reinstated.

OPERATING EXPENSES

The following table compares operating expenses for third quarter 1996 with third quarter 1995 by major category, in thousands of dollars:


                                                 Three Months Ended
                                                    September 30,
                                                --------------------   Increase
                                                  1996       1995     (Decrease)
                                                --------------------------------
 Wages and benefits. . . . . . . . . . . . .   $  26,663  $  27,351   $   (688)
 Aircraft fuel, including taxes and oil  . .      19,400     14,527      4,873
 Maintenance materials and repairs . . . . .      18,216     17,054      1,162
 Purchased services. . . . . . . . . . . . .       5,536      5,058        478
 Aircraft rentals. . . . . . . . . . . . . .       4,269      4,265          4
 Sales commissions . . . . . . . . . . . . .       3,485      3,831       (346)
 Passenger food. . . . . . . . . . . . . . .       2,563      2,709       (146)
 Advertising and promotion . . . . . . . . .       2,010      2,067        (57)
 Rentals other than aircraft and engines . .       2,605      2,310        295
 Landing fees. . . . . . . . . . . . . . . .       2,008      2,231       (223)
 Depreciation and amortization . . . . . . .       2,054      2,003         51
 Reservation fees and services . . . . . . .       1,668      1,731        (63)
 Personnel expenses. . . . . . . . . . . . .       1,012        959         53
 Interrupted trips . . . . . . . . . . . . .         543        497         46
 Other . . . . . . . . . . . . . . . . . . .       4,589      2,326      2,263
                                               ---------  ---------  ---------
         Total . . . . . . . . . . . . . . .   $  96,621  $  88,919  $   7,702
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

Operating expenses totaled $96.6 million in third quarter 1996, an increase of $7.7 million or 8.7% over third quarter 1995. Significant period to period variances were as follows:

 - Aircraft fuel, including taxes and oil, increased by $4.9 million or 33.5% quarter over quarter. Approximately $1.1 million more in fuel taxes were incurred in third quarter 1996 than third quarter 1995 due to the Company becoming subject to an additional 4.3 CENTS per gallon tax effective October 1, 1995. Further, general increases in aircraft fuel prices throughout 1996 were exacerbated by renewed tensions in the Middle East and the related effects on world oil supply. Quarter over quarter, the Company incurred $3.5 million of additional fuel expense as the average cost per gallon, excluding the 4.3 CENTS per gallon tax, increased by 14.1 CENTS or 25.2%;

 - Maintenance materials and repairs increased $1.2 million or 6.8% over 1995 as the Company incurred more DC-9-50 engine maintenance in third quarter 1996 compared to third quarter 1995;

 - Other operating expenses increased by $2.3 million or 97.3%. Other operating expenses in third quarter 1995 of $4.1 million were reduced by the reversal of $1.8 million in preconfirmation contingency accruals initially provided for by the Company upon emergence from its Chapter 11 proceedings in 1994.

                            NEW ACCOUNTING PRONOUNCEMENTS

LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future cash flows expected to result from use of the asset (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss is based on the fair value of that asset. Generally, SFAS No. 121 also requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the asset carrying amount or fair value, less cost to sell.

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

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material developments in matters previously reported or reportable events arising in the three months ended September 30, 1996 were noted.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 3 Restated Articles of Incorporation as filed August 25, 1996 with the Department of Commerce and Consumer Affairs, State of Hawaii.

              Exhibit 10.1 Aircraft Lease Agreement dated as of November 6, 1996 between American Airlines, Inc. and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

              Exhibit 11 Computation of Primary and Fully Diluted Earnings Per Common Share

              Exhibit 27     Financial Data Schedule

         (b)  Reports of Form 8-K

              Current Report on Form 8-K dated September 22, 1996 (date of event-September 22, 1996) reporting Item 5 "Other Events" and
              Item 7 "Financial Statements, Proforma Financial Information and Exhibits" as filed with the SEC on September 25, 1996.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HAWAIIAN AIRLINES, INC.



November 14, 1996                      By   /s/  John L. Garibaldi
                                            ---------------------------
                                            John L. Garibaldi
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)