Form 10-K405
period 1996-12-31
HAWAIIAN AIRLINES INC/HI
filed 1997-03-31
CIK 46205

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                            FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS
              PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                SECURITIES AND EXCHANGE ACT OF 1934

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1996
       (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 1-8836

                    HAWAIIAN AIRLINES, INC.
     (Exact name of registrant as specified in its charter)


    HAWAII                                                    99-0042880
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification no.)


3375 Koapaka Street, Suite G-350                                       96819
    Honolulu, Hawaii                                               (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (808) 835-3700

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------               -----------------------------------------
Preferred Stock Purchase Rights                         American Stock Exchange
Common Stock ($.01  par value)                           Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                   None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes (X )    No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                     Yes (X )    No (  )

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.                          Yes (X )    No (  )

As of March 1, 1997, 39,626,458 shares of Common Stock of the Registrant were outstanding. The aggregate market value of voting stock held by non-affiliates (20,684,942 shares of Common Stock) of the Registrant is approximately $74,672,000.

                         DOCUMENTS INCORPORATED BY REFERENCE

       The Registrant's Notice of 1997 Annual Meeting of Shareholders and Proxy Statement are incorporated herein by reference in Part III of this Form 10-K.


                               EXHIBIT INDEX ON PAGE 44

                                  TABLE OF CONTENTS


                                                                           PAGE

COVER PAGE                                                                   1
                                      PART I
ITEM 1.         BUSINESS.                                                    4
ITEM 2.         PROPERTIES.                                                 11
ITEM 3.         LEGAL PROCEEDINGS.                                          11
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        11

                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                SHAREHOLDER MATTERS.                                        11
ITEM 6.         SELECTED FINANCIAL DATA.                                    11
ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.                        12
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                25
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.                        26

                                       PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.         26
ITEM 11.        EXECUTIVE COMPENSATION.                                     27
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT.                                             27
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.             27

                                       PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K.                                               28
                EXHIBIT INDEX                                              44
                SIGNATURES                                                 45

                                     TABLE INDEX

                BALANCE SHEETS                                            F-2
                STATEMENTS OF OPERATIONS                                  F-4
                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)              F-5
                STATEMENTS OF CASH FLOWS                                  F-7
                NOTES TO FINANCIAL STATEMENTS                             F-9
                SUPPLEMENTAL FINANCIAL INFORMATION                        F-33
                SELECTED FINANCIAL AND STATISTICAL DATA                   F-34
                SCHEDULE                                                  S-1

                                       PART I

ITEM 1.  BUSINESS.
         --------
                                     THE COMPANY
                                     -----------

Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") is the largest airline headquartered in Hawaii, based on operating revenues of $384.5 million for 1996. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail over a route system which services the six major islands of the State of Hawaii ("Interisland") and Las Vegas and four key United States ("U.S.") West Coast gateway cities, Los Angeles, San Francisco, Seattle and Portland ("Transpac"). In addition, Hawaiian Airlines provides the only direct service from Hawaii to Pago Pago, American Samoa and Papeete, Tahiti ("Southpac"). The Company also provides charter service from Honolulu to Las Vegas and, effective February 1997, to Anchorage, Alaska ("Overseas Charter"). The Company operates a fleet of 13 DC-9 aircraft and 10 DC-10 aircraft.

The Company was incorporated in January 1929 under the laws of the Territory of Hawaii. The Common Stock of the Company trades on the American Stock Exchange and Pacific Stock Exchange under the symbol "HA." The Company's principal offices are located at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819, and its telephone and facsimile numbers are (808) 835-3700 and
(808) 835-3690, respectively.

                                      OPERATIONS
                                      ----------
PASSENGER SERVICE
-----------------

The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average, approximately 150 flights per day among the six major islands of the State of Hawaii (i.e., Interisland), daily service to Las Vegas and four key U.S. West Coast gateway cities (i.e., Transpac), and twice weekly service to Pago Pago, American Samoa and weekly service to Papeete, Tahiti in the South Pacific (i.e., Southpac). The Company also provides charter service to Las Vegas and, effective February 1997, Anchorage (i.e., Overseas Charter).

The entire Interisland market averages approximately nine million passengers annually. Management estimates approximately two-thirds of Interisland travelers are visitors to Hawaii while the balance are Hawaii residents. Residents rely on Interisland flights in much the same way as mainland residents rely on a state highway system. The Company's Interisland operations provide service to seven airports on the six major Hawaiian islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. At December 31, 1996, Hawaiian Airlines' Interisland fleet consisted of 13 DC-9 aircraft. During 1996, the Interisland market represented approximately 37.8% of the Company's total operating revenues.

During 1996, the Company's Transpac operations served Las Vegas and the U.S. West Coast gateway cities of Los Angeles, San Francisco, Seattle and Portland. At December 31, 1996, 10 DC-10 aircraft were used to service Transpac routes. In 1996, the Transpac market represented approximately 49.0% of the Company's total operating revenues.

Hawaiian Airlines currently is the sole carrier providing air service from Honolulu to American Samoa and Tahiti. As a result of this lack of competition, fares are relatively stable throughout the year. Southpac routes are serviced with DC-10 aircraft. During 1996, the Southpac market represented approximately 5.9% of the Company's total operating revenues.

In addition to its regularly scheduled service, in 1996 the Company also operated, on average, six charter flights per week to Las Vegas utilizing DC-10 aircraft. The Company's Overseas Charter operation produced 7.3% of the Company's total operating revenues in 1996.

FUEL
----

Aviation fuel is a significant expense for any air carrier and even marginal changes in fuel prices can greatly impact a carrier's profitability. The following table sets forth statistics about Hawaiian Airlines' aviation fuel consumption and cost for each of the last three years:

                 GALLONS       TOTAL COST,      AVERAGE      % OF
                CONSUMED     INCLUDING TAXES   COST PER    OPERATING
      YEAR   (IN THOUSANDS)   (IN THOUSANDS)    GALLON     EXPENSES
      --------------------------------------------------------------
      1996     98,729         $ 75,642        76.6 CENTS     19.8%

      1995     92,167         $ 56,463        61.3 CENTS     16.2%

      1994     78,180         $ 47,457        60.7 CENTS     14.9%


Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for further discussion on aircraft fuel expense.

The single most important factor affecting petroleum product prices, including the price of aviation fuel, continues to be the actions of the OPEC countries in setting targets for the production and pricing of crude oil. In addition, aviation fuel prices are affected by the markets for heating oil, diesel fuel, automotive gasoline and natural gas. All petroleum product prices continue to be subject to unpredictable economic, political and market factors. Also, the balance among supply, demand and price has become more reactive to world market conditions. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, continues to be unpredictable. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. A one cent change in the cost per gallon of fuel has an impact on the Company's operating expenses of approximately $82,000 per month (based on 1996 consumption). Changes in fuel prices may have a greater impact on the Company than certain of its Transpac competitors with more modern, fuel efficient aircraft.

In 1993, new taxes were placed on the production of certain fuels based on their energy content. The airline industry received a two-year moratorium from the effects of such taxes. In October 1995, the industry and thereafter, the Company became subject to an additional 4.3CENTS per gallon tax. As a result, the Company incurred $2.9 million more in fuel taxes in 1996 than in 1995. The Company cannot predict whether or to what extent it has been or will be able to pass on such additional costs to its customers.

As discussed below, although Hawaiian Airlines has contracts with several different fuel suppliers, almost all of its aviation fuel is purchased from Northwest Airlines, Inc. ("Northwest").

AIRCRAFT
--------

The Company's fleet consists of 10 DC-10 and 13 DC-9 aircraft. All of the Company's aircraft are leased except for two DC-9s that are owned by the Company. Of the DC-10s, nine are leased under long-term operating leases with American Airlines, Inc. ("American") and expire in 2001. One DC-10 is leased under a short-term operating lease which expires in 1997. Of the leased DC-9s (including related flight equipment), seven are leased under operating leases and four are leased under capital leases that expire at various times through the year 2004.

Aircraft maintenance costs represent a significant operating cost for the Company (approximately 18% for 1996) that will increase as the Company's aircraft increase in age. The average age of the Company's DC-10 aircraft is 23 years and its DC-9 aircraft is 18 years. The Company intends to replace some or all of its existing aircraft with replacement aircraft in the next decade in order to reduce maintenance costs and achieve other operating efficiencies, although no assurance can be given that the Company will have the capital necessary to replace such aircraft.

In the event one or more of the Company's aircraft were to be out of service, the Company may have difficulty completing its scheduled or chartered service. Any interruption of service caused by the unavailability of aircraft due to unscheduled servicing or repair or otherwise, or lack of availability of substitute aircraft, could have a material adverse effect on the Company's service, reputation and profitability. As is customary in the airline industry, the Company does not have business interruption insurance.

                                 SEGMENT INFORMATION
                                 -------------------

Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for discussion on Industry Segment Information.

                                  SEASONALITY
                                  -----------

The airline industry is a highly cyclical business with substantial volatility. Airlines frequently experience short-term cash requirements caused by both seasonal fluctuations in traffic that often put a drain on cash during off-peak periods and other factors that are not necessarily seasonal, including the extent and nature of price and other competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of airline travel, both personal and to a lesser extent business, is discretionary, the industry tends to experience adverse financial results in general economic downturns. Accordingly, airlines require substantial liquidity to sustain continued operations under most conditions. Working capital deficits are not uncommon in the airline industry since airlines typically have no product inventories and sales not yet flown are reflected as current liabilities.

The Company's results are sensitive to seasonal and cyclical volatility primarily due to seasonal leisure and holiday travel. The Company believes that Hawaii is one of the most popular destinations for passengers flying on frequent flyer travel awards and is in general a popular spot for vacation travelers. As such, traffic levels are typically lowest in the first quarter of the year with strong travel periods during June, July, August and December. Aggressive fare pricing strategies that increase the availability and size of ticket discounts are utilized during weaker travel periods. Because certain of the Company's costs do not vary significantly regardless of traffic levels, such seasonality substantially affects the Company's profitability and liquidity.

                                DEPENDENCE ON TOURISM
                                ---------------------

Since the Company's operations are limited almost exclusively to flights to, from and among, the Hawaiian Islands, the Company's profitability is linked to the number of travelers to, from and among the Islands and a material reduction in the number of such travelers would have a material adverse effect on the Company's operations. Tourists constitute a majority of the travelers to Hawaii. Because tourism levels are related to discretionary income, the level of Hawaiian tourism is affected by the strength of the economies in the areas from which tourists to Hawaii typically originate. Hawaiian tourism is also dependent upon the popularity of Hawaii as a tourist destination and negative events reduce tourist interest in Hawaii. In addition, from time to time, various events such as the Persian Gulf War and industry-specific problems such as strikes have had a negative impact on tourism in Hawaii.

After reaching its peak in 1990, the Hawaii tourism industry experienced three consecutive years of decline, with year over year improvement from 1994 through 1996. Results from the Hawaii Visitors and Convention Bureau indicate that there were 6.8 million visitors to Hawaii in 1996, an increase of 3.6% over 1995. Approximately 41% came from Asia and the Pacific and approximately 59% came from the U.S. mainland and Canada. While 1996 was encouraging, local economists expect that tourism in the future will grow slowly, if at all. Significant obstacles to growth in Hawaii visitor traffic have been and will continue to be the recent resurgence of the vacation cruise industry, more effective promotion by areas such as Mexico, the Caribbean, Europe and domestic leisure attractions such as theme parks and Las Vegas and the increased incidence of domestic airline seat sales, which have become more prevalent during the past two years and result in the diversion of
potential Hawaii discretionary travel.   No assurance can be given that the
level of tourism traffic to Hawaii will in fact return to pre-1991 levels or that it will not decline in the future. A decline in the level of Hawaii tourism traffic could have a material adverse effect on the Company's operations.

                                 COMPETITION

The airline industry is highly competitive and susceptible to price discounting, primarily due to the effects of the Airline Deregulation Act of 1978, recodified into the Transportation Act, which has substantially eliminated government authority to regulate domestic routes and fares, and has increased the ability of airlines to compete with respect to destination, flight frequencies and fares. Airline profit levels are highly sensitive to, and from 1990 to 1992 were severely impacted by, adverse changes in fuel costs, average yield and passenger demand. The emergence in recent years of several new carriers, typically with low cost structures, has further increased the competitive pressures on U.S. airlines. Aircraft, skilled labor and gates at most airports continue to be available to start-up carriers. In some cases, the new entrants have initiated or triggered price discounting. Increased competition combined with rising operational costs and pricing pressures have created financial difficulties for most airlines leading to the U.S. airline industry having suffered unprecedented losses in recent years. As a result, many airlines have been acquired or forced to restructure or have ceased operations. Although the industry produced profits in 1995 and 1996, no assurance can be given that this performance can be sustained in the future.

Many of the Company's competitors are larger and have substantially greater resources than the Company. In addition, the commencement of service by new carriers on the Company's routes could negatively impact the Company's operating results. Competing airlines have, and may in the future, undercut the Company's fares and increase capacity on routes beyond market demand in order to increase their market shares. Such activity by other airlines could reduce fares or passenger traffic to levels where profitable operations could not be achieved. Due to its smaller size and liquidity, the Company may be less able to withstand aggressive marketing tactics or a prolonged fare war initiated by its competitors.

Although the domestic airline industry has at present abandoned deeply discounted general pricing structures, and fare levels have continued to increase from 1992 levels, significant industry-wide discounts could be reimplemented at any time, and the introduction of broadly available, deeply discounted fares by a major U.S. airline could result in lower yields for the entire industry and could have a material adverse effect on the Company's operating results.

Airlines are subject to a high degree of financial and operating leverage. Due to high fixed costs, the expenses of each flight do not vary proportionately with the number of passengers carried, but the revenues generated from a particular flight are directly related to the number of passengers carried. Accordingly, while a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), it may result in a disproportionately greater decrease in profits. However, an increase in the number of passengers carried would have the opposite effect.

The airline industry is highly sensitive to general economic conditions. Again, because a substantial portion of airline travel is discretionary, the operating and financial results of the Company may be negatively impacted by any downturn in national or regional economic conditions in the U.S., particularly California and Hawaii, and certain Asian countries, particularly Japan. Any prolonged general reduction in airline passenger traffic may adversely affect the Company. The airline industry is characterized by low gross profit margins and revenues that vary to a substantially greater degree than do the related costs. Accordingly, a significant shortfall from expected revenue levels could have a material adverse affect on the Company's operations.

INTERISLAND

While there are several small commuter and air taxi companies which provide air transportation to airports which cannot be served with large aircraft, the Interisland market is serviced primarily by two carriers, Hawaiian Airlines and the Company's primary competitor in the Interisland market, Aloha Airlines, Inc. ("Aloha"). Aloha's competitive position is strengthened through its marketing affiliation with United Airlines, Inc. ("United"), the largest carrier of passengers to Hawaii. Aloha participates in United's frequent flyer program and also has a code sharing agreement with United. Aloha principally utilizes 17 Boeing 737 aircraft with a schedule that averages approximately 180 daily flights, which service the same basic Interisland routes as the Company. Hawaiian Airlines has approximately 150

Interisland flights per day. The Company believes that Interisland competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, frequent flyer programs, customer service and aircraft type.

TRANSPAC

The Company currently competes with major carriers such as United, Delta Airlines, Inc., Northwest and, to a lesser extent, Continental Airlines, Inc. and American on its Transpac routes. In addition to the competition produced by the major carriers, 1996 saw continued competition from charter carriers in the Transpac market. The Company believes that Transpac competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, frequent flyer programs, customer service and in-flight service.

                          RELIANCE ON THIRD PARTIES

The Company has entered into agreements with contractors, including American, Northwest and certain other airlines, to provide certain facilities and services required for its operations, including aircraft leasing and maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, fuel, ground facilities, baggage and cargo handling and personnel training. This reliance on third parties to provide services subjects the Company to various risks, including the risk that such services could be discontinued without adequate replacement services being available.

The Company leases all of its DC-10 aircraft from American. American maintains these aircraft and the Company pays an hourly charge for maintenance services, monthly in arrears subject to a monthly minimum. During 1996, the Company incurred approximately $56.4 million of lease and maintenance expenses under the American DC-10 aircraft leases. American has the right to terminate its obligation to provide aircraft maintenance services on and after January 1, 1999, upon 180 days prior notice. If American terminated the maintenance arrangement, the Company would have to seek an alternate source of maintenance service or maintain its DC-10s by itself, and no assurance can be given that the Company would be able to do so on a basis that is as cost-effective as the American maintenance arrangement. The Company also participates in American's AAdvantage frequent flyer program and SABRE reservation system, which makes the Company more competitive. The Company's participation in the AAdvantage program expires in 1997, subject to renewal, and its participation in SABRE expires in 2001.

The Company purchases almost all of its aviation fuel from Northwest pursuant to an agreement between the two companies which provides that, in case of shortages, Northwest will provide fuel to its own fleet first and then a portion of the remaining fuel available will be allocated between Hawaiian Airlines and any other applicable airlines. The agreement requires Northwest to provide Hawaiian Airlines with aviation fuel at Northwest's actual acquisition cost without markup for profit and with reimbursement only for out-of-pocket costs. The agreement is renewed automatically on December 31 of each year unless canceled by either of the parties with 90 days written notice. Hawaiian Airlines is prohibited from reselling such fuel. No assurance can be given that the Company would be able to secure an adequate supply of fuel from alternate sources if a fuel shortage were to cause the supply from Northwest to be inadequate or if Northwest were to cancel the agreement. The Company paid Northwest approximately $70.9 million, $53.0 million and $43.9 million for the fuel supplied under this agreement in 1996, 1995 and 1994, respectively. Further, effective July 1996, the Company entered into a cooperative marketing agreement with Northwest, which provides for extensive marketing cooperation, including a code sharing arrangement and frequent flyer participation.

Approximately 74% of the Company's ticket sales are currently made by travel agents, including wholesalers. Travel agents generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies to favor another airline or to disfavor the Company could adversely affect the Company. Although management intends to continue to offer an attractive and competitive product to travel agencies and to maintain favorable relations with travel agencies, there can be no assurance that travel agencies will not disfavor the Company or favor other airlines in the future, either of which could have an adverse effect on the Company's operations.

                                  REGULATION

GENERAL

As a certificated air carrier, Hawaiian Airlines is subject to the regulatory jurisdiction of the U.S. Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA"). The DOT has jurisdiction over certain aviation matters such as the carrier's certificate of public convenience and necessity, international routes and fares, consumer protection policies including baggage liability and denied-boarding compensation and unfair competitive practices as set forth in the Transportation Act. Hawaiian Airlines and all other domestic airlines are subject to regulation by the FAA under the Transportation Act. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. To assure compliance with its operational standards, the FAA requires air carriers to obtain operations, air worthiness and other certificates which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of aviation safety and security regulations. Hawaiian Airlines, as are other carriers, is subject to inspections by the FAA in the normal course of its business on a routine ongoing basis. Hawaiian Airlines operates under a Certificate of Public Convenience and Necessity issued by the DOT (authorizing it to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA.

LIMITATION ON FOREIGN OWNERSHIP OF SHARES

The Transportation Act prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier. The Company's Restated Articles of Incorporation provide that the ownership or control of more than 25% (to be increased or decreased from time to time to that percentage permissible under the laws of the U.S.) of issued and outstanding voting capital stock of the Corporation by persons who are not "citizens of the U.S." is prohibited. As of December 31, 1996, less than 0.1% of the Common Stock of the Company was known to be held by non-U.S. citizens.

MAINTENANCE DIRECTIVES AND OTHER REGULATIONS

In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements. The Company expects to continue to incur substantial expenditures for the purpose of complying with these new regulations.
Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by, for example, imposing additional requirements or restrictions on operations. Laws and regulations also have been considered from time to time that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the award of international routes to U.S. carriers (and their retention) is regulated by treaties and related agreements between the U.S. and foreign governments which are amended from time to time. The Company cannot predict what laws and regulations will be adopted or what changes to international air transportation treaties will be effected, if any, or how they will affect the Company.

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

Hawaiian Airlines believes that it is in compliance with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of the Company's DOT or FAA authorizations or certificates would have a material adverse effect upon the Company.

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

In 1990, Congress passed legislation phasing out the use of Stage 2 aircraft in the U.S. by December 31, 1999, with the possibility of certain waivers until December 31, 2003, when full phase out is required. Congress provided an exemption for air carriers operating in Hawaii, or between a place in Hawaii and a place outside the 48 contiguous states, to operate as many Stage 2 aircraft of a certain weight as they operated on November 5, 1990. Air carriers that provided flights between places only in Hawaii on November 5, 1990 may include in the number of Stage 2 aircraft under the exemption all Stage 2 aircraft that it owned or leased on November 5, 1990, whether or not the aircraft were operated by the carrier on that date. However, an air carrier may provide flights between places only in Hawaii using Stage 2 aircraft only if the carrier provided the service on November 5, 1990. The Company believes these exemptions restrict air carriers other than the Company and Aloha from operating Stage 2 aircraft in Hawaii. Because Stage 2 aircraft are less expensive to acquire than Stage 3 aircraft, this exemption provides limited protection against the entry of another carrier, which would be required to operate an all Stage 3 fleet. This advantage is partially offset by the fact that Stage 3 aircraft are generally less expensive to operate and maintain, as well as the fact that in any event over time, carriers will move toward having an all Stage 3 fleet.

INSURANCE

The Company is exposed to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss of service, but also significant potential claims of injured passengers and others. The Company is required by the DOT to carry liability insurance on each of its aircraft. The Company currently maintains public liability insurance which management believes is adequate and consistent with current industry practice. However, there can be no assurance that the amount of such coverage will not be changed or that the Company will not bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage could have a material adverse effect on the Company.

TICKET AND CARGO TAX

Prior to 1996, the airline industry was subject to a 10.0% excise tax on each ticket sold (other than Transpac flights), a 6.25% cargo excise tax and a $6.00 international departure tax (including Transpac and Overseas Charter flights). These taxes lapsed on January 1, 1996, but were reinstated on August 28, 1996. These taxes lapsed again on January 1, 1997, but were reinstated on March 7, 1997 effective through September 30, 1997. The Company has and will adjust its fares accordingly based upon prevailing market conditions. There can be no assurance that the Company will be able to maintain its current fare levels or predict with any certainty the effects on its fares should the taxes again lapse and/or be reinstated.

                                  EMPLOYEES

As of December 31, 1996, Hawaiian Airlines had 2,392 employees, of which 2,020 were employed on a full-time basis. The majority of Hawaiian Airlines' employees are covered by labor agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM"), the Air Line Pilots Association International ("ALPA"), the Association of Flight Attendants ("AFA"), the Transport Workers Union ("TWU") and the Communications Section Employees Union. The IAM, ALPA, AFA, TWU and Communications
Section Employees ratified new bargaining unit contracts in 1996.

                                   PART II

ITEM 2.  PROPERTIES.

         Information provided in Notes 4, 5 and 6 to the Financial Statements contained in Part IV, Item 14 of this Form 10-K is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

         Information provided in Note 11 to the Financial Statements contained in Part IV, Item 14 of this Form 10-K is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

(a)      Market Information.

         The Registrant's Common Stock is traded on the American Stock Exchange and Pacific Stock Exchange under the symbol HA. The following table sets forth the reported high and low sales prices for the Common Stock for the quarters indicated, as reported by the American Stock
         Exchange:


                              First     Second    Third     Fourth
                     1996     Quarter   Quarter   Quarter   Quarter
                  ---------------------------------------------------
                     High      3-1/2     7-1/16    5-1/8     4
                     Low       1-5/8     2-7/8     3-1/4     3

                               First     Second    Third     Fourth
                      1995     Quarter   Quarter   Quarter   Quarter
                  ---------------------------------------------------
                     High      N/A*      13-1/2    6-7/16    3-7/8
                     Low       N/A*       1-5/8    2-3/4     2-3/16

         * The Company commenced distribution of its Common Stock on June 19, 1995, in accordance with its consolidated Plan of Reorganization dated September 21, 1993, as subsequently amended.

(b)      Holders.

         As of March 19, 1997, there were approximately 1,040 holders of record of the Company's Common Stock.

(c)      Dividends.

         Under the terms of the financing arrangement with CIT Group/Credit Finance, Inc., the Company is restricted from paying any cash or stock dividends. No dividends were paid by the Company in 1996 or 1995.

ITEM 6.  SELECTED FINANCIAL DATA.

         Information under the caption "Selected Financial and Statistical Data" on pages F-33 to F-35 contained in Part IV, Item 14 of this Form 10-K is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained heretofore that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part I, Item I, Business and heretofore, as well as those discussed elsewhere in this Form 10-K. All forward-looking statements contained in this Form 10-K are qualified in their entirety by this cautionary statement.

                                 INTRODUCTION

In response to the financial difficulties experienced by the Company in the early 1990s, Hawaiian Airlines, HAL, INC., Hawaiian Airlines' then parent company, and West Maui Airport, Inc., another then wholly owned subsidiary of HAL, INC. (collectively the "Predecessor"), voluntarily commenced a Chapter 11 bankruptcy reorganization pursuant to a consolidated Plan of Reorganization dated September 21, 1993, as subsequently amended (the "Reorganization Plan"). The Company emerged from Chapter 11 bankruptcy on September 12, 1994 (the "Effective Date") with Hawaiian Airlines being the sole surviving corporation (the "Reorganized Company").

In 1996, the Company was successful in its concerted efforts to improve its liquidity and financial position.

RECAPITALIZATION

On January 31, 1996, the Company received a $20.0 million cash equity infusion through the purchase by Airlines Investors Partnership, L.P. ("AIP") of 18,181,818 shares of the Company's Common Stock (the "Shares"), par value $.01 per share, and four shares of the Company's Class B Special Preferred Stock, par value $.01 per share (collectively the "AIP Investment"). As of December 31, 1996, AIP owned approximately 45.9% of the Company's common equity. As a result, AIP currently controls substantially all actions to be taken by the shareholders of the Company. Pursuant to the Company's Amended Bylaws and the terms of the Series B Special Preferred Stock, until such time as AIP ceases to own at least 35.0% of the common equity, it would have the right to nominate six of the 11 nominees to stand from time to time for election as directors of the Company. Thereafter, AIP would have the right to nominate five, four or three directors so long as it owned at least 25%, 10% or 5%, respectively, of the common equity. In 1996, six of AIP's director nominees were elected to the Board of Directors.

AIP and the Company have entered into a registration rights agreement pursuant to which AIP has the right to require the Company, on two occasions, to use its best efforts to register, at the Company's expense subject to certain conditions, some or all of the Shares under the Securities Act of 1933, as amended (the "Securities Act"). In addition, AIP has the right to have the Shares included in any other registered offering of shares of Common Stock made within 10 years after consummation of the AIP Investment.

In September 1996, the Company completed a shareholder rights offering and an investor offering (collectively the "Offerings") which collectively raised approximately $39.3 million in gross proceeds of equity capital. The Offerings were intended to permit the Company's shareholders to reduce the dilutive effect of the AIP Investment, as described above, on their equity investment in the Company and to raise additional equity capital. The Offerings resulted in the issuance of 12,092,500 new shares of Common Stock at the subscription price of $3.25 per share. The effects of the Offerings have been reflected in the Company's balance sheets net of approximately $3.2 million of estimated costs and approximately $1.9 million in fully recourse, interest-bearing notes received from holders of options granted as part of the shareholder rights offering who exercised such options to purchase 592,500 shares of Common Stock in the Offerings.

RESTRUCTURING AND ELIMINATION OF DEBT

Upon consummation of the AIP Investment and satisfaction of certain other conditions, the Company entered into certain arrangements with American and AMR Corporation, American's Parent Company ("AMR") AMR pursuant to which, American and AMR accepted the following:

(i) The payment of up to $10.0 million of deferred lease rents and maintenance payments (and accrued interest thereon) under the Company's long-term aircraft lease agreement with American (the "Aircraft Lease Agreement") and the reimbursement of $250,000 of American's fees and expenses in connection with the transaction through the issuance by the Company to American of a $10.25 million promissory note secured by certain assets of the Company (the "American Note"). The American Note bore interest at 10.0% per annum, payable quarterly in arrears, and had a final maturity date of September 11, 2001. The Company had the option to prepay the American Note for $9.15 million at any time before January 31, 1997, or at any time thereafter, in whole or in part, at its remaining principal balance, without premium. On December 24, 1996, the Company exercised its option to prepay the American Note for $9.15 million plus accrued interest with all liens securing the American Note being released;

(ii) Reduction of basic rents under the Aircraft Lease Agreement by approximately 28.0% for a period of three years, at which time basic rents would revert back to 1995 levels. The Company agreed to pay a minimum amount for hourly maintenance charges and basic rents and maintenance amounts are payable monthly in arrears, rather than weekly in advance. American has the right to terminate its obligation to provide aircraft maintenance services on and after January 1, 1999 upon 180 days prior notice;

(iii) American's relinquishment of $2.0 million of letters of credit which secured the Company's obligations to American under the Aircraft Lease Agreement. The termination of these letters of credit increased the Company's borrowing capacity under the Credit Facility, as defined below;

(iv) Issuance of the Warrants to AMR (the "AMR Warrants"), which entitled the holder to acquire up to 1,897,946 shares of Common Stock (the "AMR Warrant Shares") exercisable at $1.10 per share (adjusted to 1,949,338 shares at $1.07 per share pursuant to applicable anti-dilution provisions). As a result of the Offerings, warrants to purchase an additional 51,392 shares of Common Stock were issued to AMR with the exercise price of the AMR Warrants being adjusted to $1.07 per share. One-half of the AMR Warrants are currently exercisable, but the balance of the AMR Warrants were to become exercisable only if American and the Company had entered into a code sharing arrangement by January 1, 1997 regarding the placement of the two letter flight designator code for American's flights on certain of the Company's Interisland flights. The Company extended the date upon which the balance of the AMR Warrants could become exercisable, subject to the satisfaction of certain agreed upon conditions. While the Company and AMR continue their attempts to consummate the code sharing arrangement, the conditions upon which the exercisable date of the balance of the AMR Warrants had been extended were not satisfied and on January 31, 1997, the balance of the AMR Warrants expired. The remaining outstanding AMR Warrants, if not exercised, expire on September 11, 2001; and

(v) American's right to require the Company, on two occasions, to use its best efforts to register, at the Company's expense subject to certain conditions, some or all of the AMR Warrant Shares under the Securities Act. In addition, AMR has the right to have the AMR Warrant Shares included in any other registered offering of shares of Common Stock made before September 11, 2001. If any person or entity acquires a majority of the outstanding Common Stock before September 11, 2001, the Company is required to use its best efforts to cause the seller or sellers of such Common Stock to permit AMR to include the AMR Warrant Shares in such sale on the same terms as those available to such seller. AIP has agreed that, if it were one of the sellers in such a sale, it would permit AMR to participate in such sale.

The arrangements with American provided the Company with substantial benefits. In addition, basic rents under the Aircraft Lease Agreement were reduced by approximately 28.0% for three years over the term and improved cash flow over the three-year period. Furthermore, the release by American of the security deposit letters of credit resulted in $2.0 million of borrowing capacity becoming available to the Company under the Credit Facility. In total, these arrangements with American improved the Company's liquidity by approximately $15.0 million and resulted in the reduction of cash operating expenses by approximately $3.0 million per year for three years.

On April 29, 1996, the company's credit facility with CIT Group/Credit Finance, Inc. (the "Credit Facility") was amended to increase the borrowing capacity thereunder from $8.15 million to $15.0 million. The $15.0 million Credit Facility consists of two secured term loans and a secured revolving line of credit including up to $6.0 million of letters of credit. The term loans will amortize in equal installments over periods of 48 and 60 months, respectively. The outstanding principal amounts of the term loans will become due and payable upon termination of the Credit Facility. Available credit is subject to change determined by recalculation of the borrowing base, repayments due under the term loans and repayments arising from the disposition and other changes in the related collateral securing the Credit Facility. The Credit Facility has an initial term of three years from April 29, 1996 and renews automatically for successive terms of two years each, unless terminated by either party on at least 60 days notice prior to the end of the then-current term. Interest accrues at prime plus 2.0%. The Company may terminate the Credit Facility at any time, on 30 days notice and payment of certain early termination fees during the initial term and without termination fees during any renewal term.

As of December 31, 1996, the total availability under the Credit Facility was $13.2 million with aggregate term loans and letters of credit outstanding in the amounts of $6.8 million and $100,000, respectively. As of December 31, 1995, the total availability under the Credit Facility amounted to approximately $3.4 million, which amount was fully drawn in the form of $1.3 million in borrowings and $2.1 million in letters of credit.

The Credit Facility is secured by a first lien on substantially all of the Company's property, excluding the Company's owned and leased aircraft, the Company's aircraft engines while installed on an aircraft and certain security deposits. In addition, terms of the Credit Facility restrict the Company from paying any cash or stock dividends on its Common Stock.

In connection with the AIP Investment, the Company agreed with the GPA Group plc and its affiliate AeroUSA, Inc. (collectively the "GPA Companies") that, if closing of the Offerings were to have occurred by September 30, 1996, the Company would repurchase all of the shares of Common Stock owned by the GPA Companies and repay certain secured and unsecured promissory notes held by the GPA Companies. The stock repurchase price would be $1.10 per share and the promissory notes would be repaid at approximately 85.0% of the then carrying value of the notes, including any deferred costs and other expenses owed. At its option, the Company could make such repurchase and repayment at any time prior to the closing of the Offerings. As required by the provider of the Credit Facility in connection with the amendment thereof, the Company exercised this option in April 1996. Based on the number of shares owned by the GPA Companies and the carrying value of the notes as of such date, the Company paid approximately $4.7 million to the GPA Companies to repurchase the shares and repay the notes. The payment to the GPA Companies was funded by borrowings under the Credit Facility in April 1996.

UNIONS AND LABOR AGREEMENTS

Upon consummation of the AIP Investment and satisfaction of certain other conditions, amendments to the labor agreements for each of the Company's five labor unions became effective.

The amendments to the agreements extend the amendable date of all five contracts from February 28, 1997 to February 28, 2000. Each of the five unions agreed to certain economic concessions, which include cancellation of certain scheduled pay increases, with new pay increases to be effective December 1, 1998 and January 1, 2000. Management expects that these concessions will reduce cash operating expenses which would otherwise have been incurred by an aggregate amount of approximately $10.0 million during the two-year period ending December 1997. In exchange for the wage concessions, the Company agreed to negotiate a gain-sharing program to provide employees the opportunity to receive wage rate increases resulting from work rule and productivity modifications, which would produce cost savings to the Company. In addition, the Company agreed to establish a profit bonus plan, which would provide all employees (other than senior management) with cash bonuses if the Company achieves certain pre-tax profit targets. The contracts as modified provide additional furlough protection to employees under certain specified circumstances. The Company and unions also have agreed to include certain additional low-cost or no-cost provisions that are specific to each of the respective union contracts. The estimated cash operating expense savings noted above do not include estimated costs associated with these gain sharing and profit bonus plan initiatives because management cannot presently determine the amount of such costs.

Pursuant to their collective bargaining agreements, AFA, IAM and ALPA each have the right to nominate one of the nominees to stand from time to time for election as directors of the Company. In 1996, each of the IAM, ALPA and AFA director nominees was elected to the Board of Directors.

                       LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had working capital of $8.4 million, representing a $60.1 million improvement from the net working capital deficit of $51.7 million at December 31, 1995.

A majority of the improvement in net working capital is associated with cash and cash equivalents totaling $37.2 million as of December 31 1996, an increase of $31.8 million from December 31, 1995. The increase is a direct result of the net proceeds generated from the AIP Investment and the Offerings which totaled approximately $52.7 million. Net working capital was also enhanced when, as described above, in January 1996, certain agreements and arrangements with American were consummated, which provided for, among other things, the payment of previously deferred lease rents and maintenance payments and interest thereon and the reimbursement of fees and expenses through the issuance of the American Note. Working capital is also available through the Credit Facility as discussed above.

Operating activities for the year ended December 31, 1996 provided $1.0 million in cash and cash equivalents. Investing activities for the year ended December 31, 1996, used $9.7 million of cash and cash equivalents to acquire property and equipment, partially offset by $2.8 million in proceeds received from the disposition of equipment. Financing activities for the year ended December 31, 1996 provided $37.7 million in cash and cash equivalents, a direct result of a net $53.1 million inflow from the AIP Investment and Offerings described above and a net outflow of $14.4 million associated with the Company's long-term debt and capital lease obligations.

The Company made approximately $9.7 million of $11.1 million in planned capital expenditures during the year ended December 31, 1996. The Company plans to make approximately $20.1 million of capital expenditures in the ordinary course of business during 1997. Consistent with 1996, these expenditures include the capitalized portions of certain scheduled DC-9 checks and overhauls. Also included are expenditures for rotable equipment and ground equipment, software and related hardware, facilities and certain other projects.

The Company believes that its ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund its capital expenditure programs and to cover debt and other cash requirements in the foreseeable future.

                            FREQUENT FLYER PROGRAM

The Company's Gold Plus frequent flyer program was initiated in 1983. As of December 31, 1996 and 1995, the Company's Gold Plus membership had more than 571,000 and 560,000 members, respectively, including approximately 349,000 and 361,000 active members, respectively.

The Gold Plus program rewards its members with mileage credits primarily for travel on Hawaiian Airlines. Gold Plus members are entitled to a choice of various awards based on accumulated mileage, with a majority of the awards being certain free air travel at a later date. Travel awards available in the Gold Plus program range from a 5,000 award, which offers a one-way Interisland flight, to 60,000 and 75,000 mile awards, which offer a round trip first-class Transpac flight and round trip first-class Southpac flight, respectively. Miles traveled under the Gold Plus program are accounted for as revenue passenger miles, which, in turn, are used in the calculation of the Company's yield. Non-travel awards are valued at the incremental cost of tickets exchanged for such awards.

The Company recognizes a liability in the period in which members have accumulated sufficient mileage points to allow for award redemption. The liability is adjusted based on net mileage earned and utilized for award redemption on a monthly basis. The incremental cost method is used, computed primarily on the basis of fuel and catering costs, exclusive of any overhead or profit margin. In estimating the amount of such incremental costs to be accrued in the liability for potential future Gold Plus free travel, a current average cost per award mile is determined. Incremental fuel expended per passenger is based on engineering formulas to determine the quantity used for the weight of each added passenger and baggage. Such incremental quantity of fuel is priced at current levels. Catering is based on average cost data per passenger for the most recent 12 month period.

As of December 31, 1996 and 1995, Gold Plus members had accumulated approximately 2.4 billion and 3.3 billion miles, respectively, representing liabilities totaling approximately $800,000 and $489,000, respectively. The Company's accruals assume full redemption of mileage points. During the years ended December 31, 1996, 1995 and 1994, 857 million, 581 million and 636 million award miles were redeemed, respectively.

The Company believes that the usage of free travel awards will not result in the displacement of revenue customers and, therefore, such usage will not materially affect the Company's liquidity or operating results. The use of free travel awards is subject to review by the Company to limit the possibility of displacing revenue passengers. Usage of Gold Plus travel redemption accounted for approximately 2.9%, 2.2% and 2.7% of Interisland traffic and a negligible percentage of Transpac and Southpac traffic in 1996, 1995 and 1994, respectively.

                            RESULTS OF OPERATIONS

                            1996 COMPARED TO 1995

For the year ended December 31, 1996, the Company generated operating income of $2.0 million and incurred a net loss of $1.5 million. This represents a $3.9 million improvement from the 1995 operating loss of $1.9 million and a $4.0 million improvement from the 1995 net loss of $5.5 million. Through third quarter 1996, the Company had generated operating and net income of $8.1 million and $2.3 million, respectively. Fourth quarter 1996 results were negatively impacted by a 4.8% decrease in westbound visitors to Hawaii and a 27.3% rise in the Company's average aircraft fuel cost per gallon as compared to fourth quarter 1995. The Company also experienced higher than anticipated maintenance costs for DC-9 engines in fourth quarter 1996. Decreased demand for travel to Hawaii during fourth quarter 1996, caused in part by aggressive competition for travel dollars in other markets, has continued into first quarter 1997. Preliminary statistics for January 1997 from the Hawaii Visitors and Convention Bureau reflect a 2.6% decrease in westbound visitor arrivals when compared to January 1996.

Included in the 1996 net loss is a provision for income taxes of $1.4 million. While generally accepted accounting standards require that the provision be recorded, a majority of the provision will not require cash outlay as it will be offset by net operating loss carryforwards available to the Company. As noted in Note 8 in NOTES TO FINANCIAL STATEMENTS contained in Part IV, Item 14 of this Form 10-K, the estimated income tax benefit from the expected utilization of these net operating loss carryforwards has been applied as a reduction to reorganization value in excess of amounts allocable to identifiable assets.

OPERATING REVENUES

The following table compares 1996 operating revenues to those in 1995, in thousands, by service type:

                                                                                 Increase
                                                        1996        1995        (Decrease)
                                                      ------------------------------------
Interisland:
    Passenger......................................   $133,019     $122,079     $10,940
    Cargo..........................................      5,826        6,702        (876)
    Other..........................................      6,319        5,698         621
                                                      --------     --------     -------
                                                       145,164      134,479      10,685
                                                      --------     --------     -------

Transpac:
    Passenger......................................    173,419      156,155      17,264
    Cargo..........................................     11,906        9,555       2,351
    Other..........................................      3,528        3,114         414
                                                      --------     --------     -------
                                                       188,853      168,824      20,029
                                                      --------     --------     -------

Southpac:
    Passenger......................................     19,828       19,293         535
    Cargo..........................................      2,391        1,912         479
    Other..........................................        360          229         131
                                                      --------     --------     -------
                                                        22,579       21,434       1,145
                                                      --------     --------     -------

Overseas Charter:
    Passenger......................................     27,835       22,167       5,668
    Other..........................................         42           -           42
                                                      --------     --------     -------
                                                        27,877       22,167       5,710
                                                      --------     --------     -------

         Total.....................................   $384,473     $346,904     $37,569
                                                      --------     --------     -------
                                                      --------     --------     ---------

The following table compares applicable 1996 operating and financial passenger revenue statistics to those in 1995, in thousands, except as otherwise indicated:


                                                                                     Increase
                                                       1996          1995           (Decrease)          %
                                                   ----------------------------------------------------------
Interisland:
    Revenue passengers............................      3,828          3,721              107          2.9
    Revenue passenger miles.......................    508,286        490,044           18,242          3.7
    Available seat miles..........................    921,752        937,736          (15,984)         (1.7)
    Passenger load factor.........................       55.1%            52.3%           2.8           5.4
    Yield.........................................       26.2 CENTS       24.9 CENTS      1.3 CENTS     5.2

Transpac:
    Revenue passengers............................      1,080              994             86           8.7
    Revenue passenger miles.......................  2,647,869        2,506,774        141,095           5.6
    Available seat miles..........................  3,371,049        3,034,177        336,872          11.1
    Passenger load factor.........................       78.5%            82.6%          (4.1)         (5.0)
    Yield.........................................        6.5 CENTS        6.2 CENTS      0.3 CENTS     4.8

Southpac:
    Revenue passengers............................         63               66             (3)         (4.5)
    Revenue passenger miles.......................    167,850          174,548         (6,698)         (3.8)
    Available seat miles..........................    279,154          266,406         12,748           4.8
    Passenger load factor.........................       60.1%            65.5%          (5.4)         (8.2)
    Yield.........................................       11.8 CENTS       11.1 CENTS      0.7 CENTS     6.3

Overseas Charter:
    Revenue passengers............................        190              155             35          22.6
    Revenue passenger miles.......................    515,982          425,797         90,185          21.2
    Available seat miles..........................    528,787          439,142         89,645          20.4


Operating revenues totaled $384.5 million in 1996 compared to $346.9 million in 1995, an increase of $37.6 million or 10.8%.

Revenues from Interisland passenger service totaled $133.0 million during 1996, an increase of $10.9 million or 9.0% from 1995 Interisland passenger revenues of $122.1 million. Increases of 2.9% and 3.7% in Interisland passengers carried and Revenue Passenger Miles ("RPMs"), respectively, were augmented by an increase in Interisland yield of 1.3CENTS or 5.2%. Increases in Interisland revenue passengers carried and revenue passenger miles were primarily caused by the Company increasing its share of the Interisland passenger market based on management's estimates by approximately one percentage point year over year. Interisland yield in 1996 increased compared to 1995 due to (i) the Company being able to maintain and/or increase certain Interisland fares and (ii) the effects of lower yielding promotional fare ticket programs being less prevalent in 1996 than in 1995.

Revenues from Transpac passenger operations totaled $173.4 million during 1996 compared to $156.2 million in 1995, an increase of $17.2 million or 11.1%. The Company experienced increases of 8.7% and 5.6% in its passengers carried and RPMs, respectively. Increases in revenue passengers carried and RPMs were a direct result of increased frequencies in the Transpac market as denoted by the increase in Transpac available seat miles by 11.1%. Transpac yield also increased by 0.3 CENTS or 4.8%. Again, similar to above, the increase in yield was primarily caused by general increases in certain Transpac fares and the effects of promotional fare ticket programs being less prevalent in 1996 than in 1995.

Transpac cargo revenues amounted to $11.9 million in 1996, an increase of $2.4 million or 24.6% from 1995 Transpac cargo revenues of $9.6 million. The increase was a direct result of additional frequencies in the Company's Transpac routes. The Company transported 3.8 or 24.0% more tons of freight in 1996, while maintaining its Transpac cargo yield at 24.5 CENTS.

Overseas charter revenues in 1996 totaled $27.8 million, an increase over $22.2 million of 1995 Overseas charter revenues of $5.7 million. The increase is attributable to the Company operating, on average, six charters per week throughout 1996 versus, on average, three to four charters per week throughout the first six months of 1995.

OPERATING EXPENSES

The following table compares operating expenses for 1996 with 1995 by major category, in thousands:

                                                                                     Increase
                                                             1996        1995       (Decrease)
                                                           -----------------------------------
Wages and benefits.....................................    $108,626     $108,274     $   352
Aircraft fuel, including taxes and oil.................      75,884       56,724      19,160
Maintenance materials and repairs......................      68,984       60,581       8,403
Purchased services.....................................      22,491       20,192       2,299
Aircraft rentals.......................................      16,954       16,477         477
Sales commissions......................................      13,369       13,875        (506)
Rentals other than aircraft and engines................       9,774        9,021         753
Advertising and promotion..............................       8,770        8,301         469
Depreciation and amortization..........................       8,731        7,859         872
Passenger food.........................................       8,286        8,185         101
Landing fees...........................................       8,267        8,202          65
Reservation fees and services..........................       7,432        6,808         624
Insurance-hull and liability...........................       4,106        3,920         186
Personnel expenses.....................................       4,104        3,868         236
Interrupted trips......................................       2,456        1,823         633
Professional and legal fees............................       2,445        2,032         413
Early retirement provision.............................           -        2,000      (2,000)
Other..................................................      11,767       10,663       1,104
                                                           --------     --------     -------
         Total.........................................    $382,446     $348,805     $33,641
                                                           --------     --------     -------
                                                           --------     --------     -------

Operating expenses totaled $382.4 million in 1996, an increase of $33.6 million or 9.6% from total operating expenses of $348.8 million in 1995.

Aircraft fuel, including taxes and oil, increased by $19.2 million or 33.8% to $75.9 million in 1996 from $56.7 million in 1995. The increase is principally due to (i) approximately $2.9 million more in fuel taxes incurred in 1996 than 1995 due to the Company becoming subject to an additional 4.3 CENTS per gallon tax effective October 1, 1995; (ii) $4.0 million in additional fuel cost as the Company consumed approximately 6.6 million or 7.1% more gallons of aircraft fuel in 1996 than in 1995 due to increased frequencies; and (iii) $10.9 million in added fuel expense as the average cost per gallon, excluding the 4.3 CENTS per gallon tax, increased by 11.8 CENTS or 20.6%.

Maintenance materials and repairs in 1996 totaled $69.0 million, an increase of $8.4 million or 13.9% over 1995. A majority of the increase was associated with increased expenses of $7.6 million associated with the Company's DC-10 fleet as the Company operated, on average, one more DC-10 in 1996 than in 1995. The Company also incurred an additional $600,000 of expenses in 1996 versus 1995 for maintenance of its DC-9 airframes.

Purchased services increased by $2.3 million or 11.4% to $22.5 million in 1996 from $20.2 million in 1995. A majority of the increase was associated with $1.7 million in additional ground handling and security charges due to increased frequencies by the Company incurred in 1996.

Early retirement provision of $2.0 million in 1995 represents the estimated effects on the Company's pension and postretirement benefit obligations from the early retirement program offered in the first quarter of 1995.

EXTRAORDINARY ITEMS

In 1996, the Company paid approximately $4.7 million to the GPA Companies to repurchase 827,221 shares of Common Stock and to repay approximately $4.5 million of long-term debt at a 15.0% discount, including any deferred costs and other expenses owed. These transactions resulted in an extraordinary gain, net of income taxes, of approximately $409,000.

Further, in December 1996, the Company exercised its option to prepay the American Note for $9.15 million plus accrued interest. Early extinguishment of the American Note resulted in an extraordinary gain, net of income taxes, of approximately $357,000.

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

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value-based method of accounting for stock-based employee compensation, but does not require an entity to apply the new method for purposes of preparing its basic financial statements. For an entity not applying the new method for purposes of preparing its basic financial statements, SFAS No. 123 requires footnote disclosure of pro forma net income and earnings per share information for employee stock option grants made in 1995 and future years as if the fair value-based method had been applied. The Company adopted the provisions of SFAS No. 123 on January 1, 1996, and has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provide the pro forma disclosures required by SFAS No. 123.

                            1995 COMPARED TO 1994

The financial results of the Reorganized Company have been affected due to the recapitalization and adoption of fresh start reporting as of September 12, 1994 and such results are not comparable in all respects to the Predecessor. Nevertheless, the operating revenues and expenses of the Reorganized Company in 1995 have been compared to the combined operating revenues and expenses of the Reorganized Company and Predecessor in 1994. Significant differences between 1995 and 1994 as a result of the recapitalization and fresh start adjustments have been disclosed.

For the year ended December 31, 1995, the Company incurred operating and net losses of $1.9 million and $5.5 million, respectively. The 1995 operating loss represents a decrease of $10.8 million or 85.0% from the operating loss of $12.7 million in 1994.

OPERATING REVENUES

The following table compares 1995 operating revenues to those in 1994, in thousands, by service type:

                                                                                     Increase
                                                             1995        1994       (Decrease)
                                                           -----------------------------------
Interisland:
    Passenger..........................................    $122,079     $119,750     $ 2,329
    Cargo..............................................       6,702        6,513         189
    Other..............................................       5,698        5,670          28
                                                           --------     --------     -------
                                                            134,479      131,933       2,546
                                                           --------     --------     -------

Transpac:
    Passenger..........................................     156,155      142,116      14,039
    Cargo..............................................       9,555        7,688       1,867
    Other..............................................       3,114        2,896         218
                                                           --------     --------     -------
                                                            168,824      152,700      16,124
                                                           --------     --------     -------

Southpac:
    Passenger..........................................      19,293       18,311         982
    Cargo..............................................       1,912        2,138        (226)
    Other..............................................         229          252         (23)
                                                           --------     --------     -------
                                                             21,434       20,701         733
                                                           --------     --------     -------

Overseas Charter:
    Passenger..........................................      22,167          646      21,521
                                                           --------     --------     -------

         Total.........................................    $346,904     $305,980     $40,924
                                                           --------     --------     -------
                                                           --------     --------     -------

The following table compares applicable 1995 operating and financial passenger revenue statistics to those in 1994, in thousands, except as otherwise indicated:

                                                             Increase
                                1995         1994           (Decrease)        %
                               ------------------------------------------------

Interisland:
    Revenue passengers.........  3,721        3,639            82           2.3
    Revenue passenger miles..  490,044      476,051        13,993           2.9
    Available seat miles.....  937,736      854,073        83,663           9.8
    Passenger load factor......  52.3%        55.7%          (3.4)         (6.1)
    Yield......................  24.9 CENTS   25.2 CENTS     (0.3) CENTS   (1.2)

Transpac:
    Revenue passengers............ 994          880           114          13.0
    Revenue passenger miles. 2,506,774    2,231,106       275,668          12.4
    Available seat miles.... 3,034,177    2,857,081       177,096           6.2
    Passenger load factor....... 82.6%        78.1%           4.5           5.8
    Yield........................ 6.2 CENTS    6.4 CENTS     (0.2) CENTS   (3.1)

Southpac:
    Revenue passengers............. 66           65             1           1.5
    Revenue passenger miles... 174,548      173,182         1,366           0.8
    Available seat miles...... 266,406      284,495       (18,089)         (6.4)
    Passenger load factor....... 65.5%        60.9%           4.6           7.6
    Yield....................... 11.1 CENTS   10.6 CENTS      0.5 CENTS     4.7

Overseas Charter:
    Revenue passengers............ 155            1           154          N/M *
    Revenue passenger miles... 425,797        2,202       423,595          N/M *
    Available seat miles...... 439,142        4,141       435,001          N/M *

*  Not meaningful.

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

OPERATING EXPENSES

The following table compares operating expenses for 1995 with 1994 by major category, in thousands:

                                                                      Increase
                                            1995            1994     (Decrease)
                                         --------------------------------------

Wages and benefits...................... $  108,274     $  102,670     $  5,604
Aircraft fuel, including taxes and oil...    56,724         47,682        9,042
Maintenance materials and repairs........    60,581         46,541       14,040
Aircraft rentals.........................    16,477         23,966       (7,489)
Purchased services.......................    20,192         19,866          326
Sales commissions........................    13,875         12,841        1,034
Rentals other than aircraft and engines..     9,021          9,633         (612)
Passenger food...........................     8,185          8,972         (787)
Depreciation and amortization............     7,859          6,797        1,062
Landing fees.............................     8,202          6,793        1,409
Reservation fees and services............     6,808          6,635          173
Advertising and promotion................     8,301          4,909        3,392
Personnel expenses.......................     3,868          4,056         (188)
Insurance-hull and liability.............     3,920          3,388          532
Interrupted trips........................     1,823          2,038         (215)
Early retirement provision...............     2,000              -        2,000
Professional and legal fees..............     2,032          1,656          376
Other....................................    10,663         10,226          437
                                          ----------     ----------    ---------
         Total.......................... $  348,805     $  318,669    $  30,136
                                          ----------     ----------    ---------
                                          ----------     ----------    ---------


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

Maintenance materials and repairs totaled $60.5 million in 1995, an increase of $14.0 million or 30.1% over 1994. The Company incurred approximately $9.8 million less in maintenance costs for its L-1011 and DHC-7 aircraft during 1994, the year these aircraft were phased out of service. However, the elimination of maintenance costs related to these aircraft was offset by $23.8 million of additional maintenance incurred in 1995 for the Company's DC-10 and DC-9 fleets.

Aircraft rentals decreased by $7.5 million or 31.2% year over year. The decrease was a net result of (i) non-existence of rental expense for L-1011 and DHC-7 aircraft in 1995 since these aircraft were phased out of service in 1994, as compared to $3.3 million of L-1011 and DHC-7 rents in 1994; (ii) a $4.2 million decrease in DC-9 aircraft end engine rents due to such rents being restructured on the Effective Date; and (iii) $4.4 million in additional rents for DC-10 aircraft.

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

Landing fees increased by $1.4 million or 20.7% to $8.2 million in 1995. The increase was principally caused by increased frequencies in the Transpac markets (specifically Los Angeles, Las Vegas and Portland) and the Interisland market.

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

NONOPERATING INCOME (EXPENSE)

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Reorganized Company's and Predecessor's Financial Statements, accompanying Notes and related Independent Auditors' Report and Selected Financial and Statistical Data are contained in Part IV, Item 14 of this Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                   PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

MICHAEL J. MCQUAY has been Executive Vice President and Chief Operating Officer of Hawaiian Airlines, Inc. since June 15, 1996. He was formerly with Continental Airlines from December 1971 until June 1996. While with Continental Airlines he held a variety of positions including President and CEO, Continental Air Micronesia, Vice President Maintenance Operations, Vice President Customer Service Sales/Support, Vice President Hub Operations, Vice President International Operations and Regional Vice President Customer Service. Age 48.


                       EXECUTIVE OFFICERS OF THE COMPANY

The following thirteen officers comprise the Executive Officers of the Company.

BRUCE R. NOBLES has been the President and Chief Executive Officer of Hawaiian Airlines since 1993. He was Chairman of the Board of Hawaiian Airlines from September 1994 until February 1996. In 1991 he was President and Chief Executive Officer for L'Epress, Inc. in New Orleans, Louisiana. He was President and Chief Operating Officer of Trump Shuttle, Inc. in New York, New York from 1988 until 1990. Mr. Nobles resigned as President and Chief Executive Officer of the Company effective as of March 31, 1997. Age 50.*

MICHAEL J. MCQUAY has been Executive Vice President and Chief Operating Officer of Hawaiian Airlines, Inc. since June 15, 1996. He was formerly with Continental Airlines from December 1971 until June 1996. While with Continental Airlines he held a variety of positions including President and CEO, Continental Air Micronesia, Vice President Maintenance Operations, Vice President Customer Service Sales/Support, Vice President Hub Operations, Vice President International Operations and Regional Vice President Customer Service. Age 48.

JOHN L. GARIBALDI has been Executive Vice President and Chief Financial Officer of Hawaiian Airlines since May 1, 1996. He was Vice President and Chief Financial Officer for the Queen's Health Systems from 1992 until 1996 and Senior Vice President-Finance and Planning and Chief Financial Officer for Aloha Airgroup, Inc./Aloha Airlines, Inc. from 1985 until 1992.

PETER W. JENKINS has been Senior Vice President-Marketing and Sales for Hawaiian Airlines since 1994. He was the Director of Communications at ITT Sheraton Corporation from 1987 until 1994 in Honolulu, Hawaii. Age 55.

H. NORMAN DAVIES JR. has been Vice President-Safety and Security of Hawaiian Airlines since January 6, 1997. He was Chief Pilot in New York for Delta Airlines from November 1991 until June 1996. Age 60.

RAE A. CAPPS has been Vice President, General Counsel and Corporate Secretary of Hawaiian Airlines since 1993. She was an attorney at the law firm of Goodsill Anderson Quinn & Stifel in Honolulu, Hawaii from 1990 until 1993. Age 44.

CLARENCE K. LYMAN has been Vice President-Finance, Treasurer and Assistant Corporate Secretary of Hawaiian Airlines since 1991. He was Vice
President-Treasurer and Assistant Corporate Secretary of Hawaiian Airlines from 1989 until 1991. Age 50.

MICHAEL J. CONROY has been Vice President-Human Resources for Hawaiian Airlines since November 18, 1996. He was Vice President-Human Resources at Ringier America from 1990 until 1996. Age 50.

JAMES H. DAVIS, JR. has been Vice President-Flight Operations of Hawaiian Airlines since 1995. Prior to that, he was a Partner and Vice President of Operations of Hawaii Aviation Contract Services, Inc. from 1990 until 1994. He was also the DC-10 Chief Pilot of Japan Air Charter from 1990 until 1994. He was a Wide Body Line Captain and Chief Pilot of International Operations of Hawaiian Airlines from 1968 until 1990. Age 58.

MICHAEL P. LOO has been Vice President-Controller of Hawaiian Airlines since 1996. He was Staff Vice President-Controller for Hawaiian Airlines from 1994 until 1995. He was a certified public accountant at the firm of KPMG Peat Marwick LLP from 1986 until 1993 where he held the title of Senior Manager. Age 32.

JOHN P. SOLOMITO has been Vice President-Customer Services of Hawaiian Airlines since 1992. He was the General Manager of Pan American World Airways, Inc. in Los Angeles, California from 1988 until 1992. Age 58.

GLEN L. STEWART has been Vice President-Transpacific and Southpacific Marketing of Hawaiian Airlines since 1993. He was Senior Vice
President-Transpacific of Hawaiian Airlines from 1991 to 1993, Senior Vice President-North American Sales of Hawaiian Airlines in 1991 and Senior Vice President-Finance and Chief Financial Officer of Hawaiian Airlines from 1989 until 1991. Age 54.

GLENN G. TANIGUCHI has been Vice President-Schedule Planning and Reservations of Hawaiian Airlines since 1995. He was Staff Vice President-Schedule Planning and Reservations for Hawaiian Airlines from 1991 until 1995 and Director-Schedule Planning and Reservations of Hawaiian Airlines from 1986 until 1991. Age 53.

*PAUL J. CASEY will succeed Bruce R. Nobles as President and Chief Executive Officer of Hawaiian Airlines as of April 14, 1997.

All officers are appointed annually by the Board of Directors at the Board of Directors' first meeting after the annual meeting of the stockholders at which the Board of Directors is elected.

No executive officer or director of the Company bears any relationship by blood, marriage or adoption to any other executive officer or director.

In September 1993, the Company, HAL, INC. and West Maui Airport, Inc. filed a voluntary petition of relief under Chapter 11. At the time or within two years before the time of the Chapter 11 filing, Messrs. Nobles, Lyman, Solomito and Stewart, and Ms. Capps were executive officers of the Company, HAL, INC. and/or West Maui Airport, Inc.

Information provided in the Company's 1997 Proxy Statement is incorporated herein by reference for Part III, Items 10 through 13 of this Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

ITEM 12.   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements.

            Independent Auditors' Report.

            Balance Sheets, December 31, 1996 and 1995 (Reorganized Company).

            Statements of Operations for the Years ended December 31, 1996 and 1995 (Reorganized Company), the Period from September 12, 1994 to December 31, 1994 (Reorganized Company) and the Period from January 1, 1994 to September 11, 1994 (Predecessor).

            Statements of Shareholders' Equity (Deficit) for the Years ended December 31, 1996 and 1995 (Reorganized Company), the Period from September 12, 1994 to December 31, 1994 (Reorganized Company) and the Period from January 1, 1994 to September 11, 1994 (Predecessor).

            Statements of Cash Flows for the Years ended December 31, 1996 and 1995 (Reorganized Company), the Period from September 12, 1994 to December 31, 1994 (Reorganized Company) and the Period from January 1, 1994 to September 11, 1994 (Predecessor).

            Notes to Financial Statements.

            Quarterly Financial Information (Unaudited).

            Selected Financial and Statistical Data.

         2. Financial Statement Schedule.

            Independent Auditors' Report on Financial Statement Schedule for the Years Ended December 31, 1996, 1995 and 1994.

            Schedule    Valuation and Qualifying Accounts.

            Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b)       Reports on Form 8-K.

          None.

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

                         (2) Articles of Merger of Hawaiian Airlines, Inc. and
                             West Maui Airport, Inc. and Articles of Merger of Hawaiian Airlines, Inc. and HAL, INC. both dated September 12, 1994, filed as Exhibits 2.1 and
                             2.2 to HAL, INC.'s Current Report on Form 8-K during the third quarter of 1994 (date of report - September 12, 1994) are incorporated herein by reference.

          Exhibit 3      Articles of Incorporation, Bylaws

                         (1) Restated Articles of Incorporation filed as
                             Exhibit 3 to the Company's Quarterly Report on Form 10-Q (date of report - September 30, 1996) are incorporated herein by reference.

                         (2) Amended and Restated Bylaws filed as Exhibit 3(2)
                             to the Company's Annual Report on Form 10-K (date of report - December 31, 1995) are incorporated herein by reference.

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

                             (b) Amendment No. 1 to 1994 Stock Option Plan
                                 dated as of May 4, 1995;

                             (c) Amendment No. 1 dated as of May 4, 1995 to
                                 Warrants Nos. 1-10.

                         (3) 1994 Stock Option Plan, as amended, filed as
                             Exhibit 4 to the Company's Registration Statement on Form S-8 as filed November 15, 1995 is incorporated herein by reference.

                         (4) The following Agreements filed as Exhibits 4 to the
                             Company's Annual Report on Form 10-K (date of report - December 31, 1995) are incorporated herein by reference.

                             (a) Rightsholders Agreement dated as of
                                 January 31, 1996, by and among Hawaiian
                                 Airlines, Inc., Airline Investors Partnership, L.P., AMR Corporation, Martin Anderson and Robert Midkiff;

                             (b) Amendment No. 2 to the Rights Agreement, as
                                 amended, dated as of January 31, 1996 by and between Hawaiian Airlines, Inc. and Chemical Trust Company of California;

                             (c) Amendment No. 2 to 1994 Stock Option Plan, as
                                 amended, dated as of December 8, 1995.

                         (5) 1996 Stock Incentive Plan, as amended, filed as
                             Exhibit 4 to the Company's Amendment No. 1 to Registration Statement on Form S-2 as filed
                             July 12, 1996 is incorporated herein by reference.

                         (6) The Company agrees to provide the Securities and
                             Exchange Commission, upon request, copies of instruments defining the rights of security holders of long-term debt of the Company.

          Exhibit 10     Material Contracts

                         (a) The following contracts filed as Exhibit 10 to the
                             Predecessor's Annual Report on Form 10-K for the year ended December 31, 1993 (date of report - September 29, 1994) are incorporated herein by reference:

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

                         (c) The following contracts filed as Exhibit 10 to the
                             Predecessor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 are incorporated herein by reference:

                             (1) Aircraft Lease Agreement dated May 9, 1994
                                 between BA Leasing & Capital Corporation, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturer's serial no. 47764, together with two (2) Pratt & Whitney JT8D-17A engines, bearing manufacturer's serial no. 696675 and 696674 and one (1) spare Pratt & Whitney JT8D-17A engine bearing manufacturer's serial no. 696699;

                             (2) Aircraft Lease Agreement dated May 9, 1994
                                 between Security Pacific Equipment Leasing,
                                 Inc., as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturer's serial no. 47735, together with two (2) Pratt & Whitney

                                 JT8D-17A engines, bearing manufacturer's serial no. 696666 and 688798;

                             (3) Aircraft Lease Agreement dated May 9, 1994
                                 between Security Pacific Equipment Leasing,
                                 Inc., as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturer's serial no. 47726, together with two (2) Pratt & Whitney JT8D-17A engines, bearing manufacturer's serial no. 696656 and 688710;

                             (4) Merchant Bank Agreement for Visa and Mastercard
                                 dated July 18, 1994 between First Bank National Association, as Bank, and Hawaiian Airlines, Inc., as Carrier;

                             (5) Airframe Lease Agreement dated September 22,
                                 1994 between Bank of Hawaii, as lessor, and Hawaiian Airlines, Inc., as lessee, for one
                                 (1) McDonnell Douglas DC-9-51 aircraft,
                                 manufacturer's serial no. 47763, together with two (2) Pratt & Whitney JT8D-17A engines, bearing manufacturer's serial no. 696666 and 688798.

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

                                (iii) AAdvantage-Registered Trademark-
                                      Participating Carrier Agreement dated
                                      September 12, 1994 between American
                                      Airlines, Inc.-Registered Trademark- as
                                      seller, and Hawaiian Airlines, Inc.,
                                      as customer, for certain frequent flyer
                                      agreements;

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

                             (2) Aircraft Lease Agreement dated September 12,
                                 1994 between American Airlines, Inc.-Registered Trademark-, as lessor, and Hawaiian Airlines, Inc., as lessee, for eight (8) DC-10-10 aircraft each with three (3) GE CF6-6K engines, FAA registration and manufacturer's serial no. to be advised filed in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof;

                             (3) Aircraft Lease Amendment dated November 10,
                                 1992 to Aircraft Lease Agreement dated
                                 March 31, 1992, between AeroUSA, Inc., as lessor, and Hawaiian Airlines, Inc. as lessee, for one (1) McDonnell Douglas DC9-51 aircraft, manufacturer's serial No. 47784;

                             (4) Aircraft Lease Amendment dated August 23, 1994
                                 to Aircraft Lease Agreement dated March 31,
                                 1992, between AeroUSA, Inc., as lessor, and Hawaiian Airlines, Inc. as lessee, for one (1) McDonnell Douglas DC9-51 aircraft, manufacturer's serial No. 47784;

                             (5) Aircraft Lease Amendment dated April 2, 1990 to
                                 Aircraft Lease Agreement dated as of
                                 February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturer,s serial no. 47742;

                             (6) Aircraft Lease Amendment dated October 31, 1990
                                 to Aircraft Lease Agreement dated as of
                                 February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturer's serial no. 47742;

                             (7) Aircraft Lease Amendment dated August 23, 1994
                                 to Aircraft Lease Agreement dated as of
                                 February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturer's serial no. 47742;

                             (8) Aircraft Lease Amendment dated April 2, 1990 to
                                 Aircraft Lease Agreement dated as of
                                 February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturer's serial no. 48122;

                             (9) Aircraft Lease Amendment dated October 31, 1990
                                 to Aircraft Lease Agreement dated as of
                                 February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturer's serial no. 48122;

                            (10) Aircraft Lease Amendment dated August 23, 1994
                                 to Aircraft Lease Agreement dated as of
                                 February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturer's serial no. 48122;

                            (11) Aircraft Lease Amendment dated April 2, 1990 to
                                 Aircraft Lease Agreement dated as of
                                 February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturer's serial no. 47796;

                            (12) Aircraft Lease Amendment dated October 31, 1990
                                 to Aircraft Lease Agreement dated as of
                                 February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturer's serial no. 47796;

                            (13) Aircraft Lease Amendment dated August 23, 1994
                                 to Aircraft Lease Agreement dated as of
                                 February 28, 1990 between GPA Group plc, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 aircraft, manufacturer's serial no. 47796;

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

                   (74) Rotable Spare Parts Chattel Mortgage and Security
                        Agreement dated August 23, 1994, as amended.

              (e) The following contracts filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 are incorporated herein by reference:

                   (1)  Warrants dated September 12, 1994 granted Martin
                        Anderson.

                   (2)  Warrants dated September 12, 1994 granted Robert
                        Midkiff.

                   (3) Amendment to Lease Agreement, Lease Supplements and Lease Supplement No. 9, dated November 12, 1994, to original Aircraft Lease Agreement dated September 12, 1994, between American Airlines, Inc.-Registered Trademark- as lessor, and Hawaiian Airlines, Inc., as lessee, for 1) amendment of Lease Agreement, 2) one
                        (1) airframe, U.S. registration number N122AA, manufacturer's serial no. 46522 and three (3) General Electric CF6-6K engines bearing manufacturer's serial nos. 451391, 451166, and 451141.

                   (4) Lease Amendment No. 2, dated as of April 13, 1995 between American Airlines, Inc.-Registered Trademark-and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

                   (5) Aircraft Lease Agreement dated as of November 20, 1994 between American Airlines, Inc.-Registered Trademark-, as lessor, and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-10-10 aircraft, bearing FAA registration no. N146AA, together with three (3) GE-CF6-6K engines bearing manufacturer's serial nos. 451272, 451257 and 451164 filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

                   (6) Waiver and Amendment to Loan and Security Agreement dated as of April 13, 1995 between CIT Group/Credit Finance, Inc., as Lender, and Hawaiian Airlines, Inc., as Borrower.

              (f) Lease Amendment No. 1 dated as of April 28, 1995 to original Lease Amendment dated as of November 20, 1994, between American Airlines, Inc.-Registered Trademark-, as lessor, and Hawaiian Airlines, Inc., as lessee, for amendment of Lease Agreement filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 is incorporated herein by reference.

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

              (i) The following contracts filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 are incorporated herein by reference:

                   (1) Amendment No. 1 dated as of February 28, 1996 to Chattel Mortgage and Security Agreement dated as of January 31, 1996 by Hawaiian Airlines, Inc. in favor of American Airlines, Inc.;

                   (2) Chattel Mortgage and Security Agreement dated as of January 31, 1996 by Hawaiian Airlines, Inc. in favor of American Airlines, Inc.;

                   (3) Secured Promissory Note in amount of $10,250,000 made by Hawaiian Airlines, Inc. payable to the order of American Airlines, Inc. dated January 31, 1996;

                   (4) Note Repayment and Stock Purchase Agreement dated as of January 31, 1996 by and among GPA Group plc, AEROUSA, Inc. and Hawaiian Airlines, Inc.;

                   (5) Stockholders Agreement dated as of January 31, 1996 between Airline Investors Partnership, LP., the Association of Flight Attendants, the International Association of Machinists and Aerospace Workers (AFL-CIO) and the Air Line Pilots Association, International;

                   (6) Aircraft Lease Amendment dated as of January 31, 1996 to Aircraft Lease Agreement dated as of March 31, 1992 between AEROUSA, Inc., as lessor and Hawaiian Airlines, Inc., as lessee, for one (1) McDonnell Douglas DC-9-51 Aircraft, manufacturer's serial number 47784;

                   (7) Aircraft Lease Amendment dated as of February 28, 1990 between GPA Group plc, as lessor and Hawaiian Airlines, inc., as lessee, for one (1) McDonnell Douglas DC-9-51 Aircraft, manufacturer's serial number 47742;

                   (8) Aircraft Lease Amendment dated as of February 28, 1990 between GPA Group plc, as lessor and Hawaiian Airlines, inc., as lessee, for one (1) McDonnell Douglas DC-9-51 Aircraft, manufacturer's serial number 48122;

                   (9) Aircraft Lease Amendment dated as of February 28, 1990 between GPA Group plc, as lessor and Hawaiian Airlines, inc., as lessee, for one (1) McDonnell Douglas DC-9-51 Aircraft, manufacturer's serial number 47796;

                   (10) Lease Amendment No. 8 dated as of January 31, 1996 to
                        Aircraft Lease Agreement dated September 12, 1994 between American

                        Airlines, Inc. and Hawaiian Airlines, Inc.;

                   (11) Lease Amendment No. 1 dated as of January 31, 1996 to
                        Aircraft Lease Agreement dated December 15, 1995 between American Airlines, Inc. and Hawaiian Airlines, Inc.;

                   (12) Lease Amendment No. 1 dated as of January 31, 1996 to
                        Aircraft Lease Agreement dated December 30, 1995 between American Airlines, Inc. and Hawaiian Airlines, Inc.;

                   (13) Form of Amended and Restated Indemnification Agreement
                        between Hawaiian Airlines, Inc. and certain directors and officers of the Company dated as of January 30, 1996;

                   (14) Warrant for the Purchase of 948,973 shares of Class A
                        Common Stock issued to AMR Corporation;

                   (15) Warrant for the Purchase of 948,973 shares of Class A
                        Common Stock issued to AMR Corporation;

                   (16) Form of Warrants for the Purchase of shares of Class A
                        Common Stock issued to Martin Anderson;

                   (17) Form of Warrants for the Purchase of shares of Class A
                        Common Stock issued to Robert Midkiff;

                   (18) Aircraft Lease Agreement dated as of December 30, 1995 between American Airlines, Inc. and Hawaiian
                        Airlines, Inc.;

                   (19) Aircraft Lease Agreement dated as of December 15, 1995 between American Airlines, Inc. and Hawaiian
                        Airlines, Inc.;

                   (20) Lease Amendment No. 7 dated as of December 8, 1995 to
                        Aircraft Lease Agreement dated September 12, 1994 between American Airlines, Inc. and Hawaiian Airlines, Inc.;

                   (21) Stock Purchase Agreement dated as of December 8, 1995, between Hawaiian Airlines, Inc., and Airline Investors Partnership, L.P.;

                   (22) Lease Amendment No. 6 dated as of November 20, 1995,
                        to Aircraft Lease Agreement dated September 12, 1994 between American Airlines, Inc. and Hawaiian Airlines, Inc.

              (j) The following contracts filed as Exhibit 10 to the Company's Amendment No. 1 to Registration Statement on Form S-2 as filed with the Commission on July 12, 1996 are incorporated herein by reference:

                   (1) Aircraft Lease Agreement dated as of May 15, 1996 between American Airlines, Inc. and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 406 for certain portions thereof;

                   (2) Cooperative Marketing Agreement between Northwest Airlines, Inc. and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been granted pursuant to Rule 406 for certain portions thereof;

                   (3) Code Share Agreement between Mahalo Air, Inc. and Hawaiian Airlines, Inc. dated June 28, 1996.

              (k) The following contract filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 are incorporated herein by reference:

                   (1) Aircraft Lease Agreement dated as of November 6, 1996 between American Airlines, Inc. and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portion thereof.

              (l) Code Sharing Agreement dated November 26, 1996 by and between Hawaiian Airlines, Inc. and Reno Air filed in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof.

              (m)  Software Development, Maintenance, and License
                   Agreement dated as of December 31, 1996 by and between SABRE Decision Technologies, a division of The SABRE Group, Inc. and Hawaiian Airlines, Inc.

              (n) Hawaiian Airlines, Inc. 1996 Nonemployee Director Stock Option Plan.

              (o) Employment Agreement dated as of May 1, 1996 by and between John L. Garibaldi and the Company.

              (p) Employment Agreement dated as of June 15, 1996 by and between Michael J. McQuay and the Company.

              (q)  Form of Secured Promissory Note dated September 12, 1996.

              (r)  Form of Stock Pledge Agreement dated as of
                   September 12, 1996.

    Exhibit 11     Computation of Earnings Per Common Stock Share.

    Exhibit 23     Consent of KPMG Marwick LLP.

    Exhibit 24     Power of Attorney.

    Exhibit 27     Financial data schedule.

                                EXHIBIT INDEX



Exhibit
Number                          Description
------                        ----------------
10(l) Code Sharing Agreement dated November 26, 1996 by and between Hawaiian Airlines, Inc. and Reno Air filed in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof.

10(m) Software Development, Maintenance, and License Agreement dated as of December 31, 1996 by and between SABRE Decision
         Technologies, a division of The SABRE Group, Inc. and Hawaiian Airlines, Inc.

10(n)    Hawaiian Airlines, Inc. 1996 Nonemployee Director Stock Option Plan.

10(o) Employment Agreement date as of May 1, 1996 by and between John L. Garibaldi and the Company.

10(p) Employment Agreement dated as of June 15, 1996 by and between Michael J. McQuay and the Company.

10(q)    Form of Secured Promissory Note dated September 12, 1996.

10(r)    Form of Stock Pledge Agreement dated as of September 12, 1996.

11       Computation of Earnings Per Common Share.

23       Consent of KPMG Marwick LLP.

24       Power of Attorney.

27       Financial data schedule.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 1(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HAWAIIAN AIRLINES, INC.



March 31, 1997                         By /s/ BRUCE R. NOBLES
                                          -------------------------------------
                                          Bruce R. Nobles
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



March 31, 1997                         By /s/ JOHN L. GARIBALDI
                                          --------------------------------------
                                          John L. Garibaldi
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Hawaiian Airlines, Inc.:

We have audited the accompanying balance sheets of Hawaiian Airlines, Inc. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995, the period September 12, 1994 through December 31, 1994, and the period January 1, 1994 through September 11, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Airlines, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, the period September 12, 1994 through December 31, 1994, and the period January 1, 1994 through September 11, 1994 in conformity with generally accepted accounting principles.

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

/s/ KPMG Peat Marwick LLP
Honolulu, Hawaii
February 18, 1997

HAWAIIAN AIRLINES, INC.
BALANCE SHEETS (IN THOUSANDS)
DECEMBER 31, 1996 AND 1995 (REORGANIZED COMPANY)


                                                              1996      1995
                                                           ---------  ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.............................  $  37,237  $   5,389
   Accounts receivable, net of allowance for doubtful
     accounts of $500 in 1996 and $800 in 1995...........     28,022     18,178
   Inventories, net of allowance for obsolescence of
     $315 in 1996 and 1995...............................      7,050      7,648
   Assets held for sale..................................      1,344      1,344
   Prepaid expenses......................................      4,845      5,804
                                                           ---------  ---------
         TOTAL CURRENT ASSETS.............................    78,498     38,363
                                                           ---------  ---------

PROPERTY AND EQUIPMENT:
   Flight equipment......................................     49,419     40,659
   Ground equipment, buildings and leasehold
     improvements........................................      6,536      5,775
                                                           ---------  ---------
         Total...........................................     55,955     46,434
   Accumulated depreciation and amortization.............    (10,161)    (5,043)
                                                           ---------  ---------
         PROPERTY AND EQUIPMENT, NET.....................     45,794     41,391
                                                           ---------  ---------
OTHER ASSETS:
   Assets held for sale..................................      5,083      8,336
   Lease security and other deposits.....................        657      1,053
   Long-term prepayments and other.......................      3,705      5,164
   Reorganization value in excess of amounts
     allocable to identifiable assets, net ("Excess
     Reorganization Value")..............................     62,552     67,333
                                                           ---------  ---------
         TOTAL OTHER ASSETS..............................     71,997     81,886
                                                           ---------  ---------
         TOTAL ASSETS....................................  $ 196,289  $ 161,640
                                                           ---------  ---------
                                                           ---------  ---------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS                       (CONTINUED)

HAWAIIAN AIRLINES, INC.
BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 1996 AND 1995 (REORGANIZED COMPANY)


                                                             1996      1995
                                                           ---------  ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt.....................  $   2,247  $   6,027
   Current portion of capital lease obligations..........      2,912      2,662
   Accounts payable......................................     26,799     35,182
   Air traffic liability.................................     25,524     30,461
   Other accrued liabilities.............................      4,834      8,293
   Current portion of accrued vacation liability.........      5,262      5,052
   Accrued salaries and wages............................      2,527      2,385
                                                           ---------  ---------

         TOTAL CURRENT LIABILITIES.......................     70,105     90,062
                                                           ---------  ---------

LONG-TERM DEBT...........................................      6,353      5,523
                                                           ---------  ---------

CAPITAL LEASE OBLIGATIONS................................      7,387     10,102
                                                           ---------  ---------

OTHER LIABILITIES AND DEFERRED CREDITS:
   Noncurrent portion of accrued vacation liability......        426        425
   Accumulated pension and other postretirement
         benefit obligations.............................     26,100     25,259
    Other................................................      3,045      1,091
                                                           ---------  ---------
         TOTAL OTHER LIABILITIES AND DEFERRED CREDITS....     29,571     26,775
                                                           ---------  ---------

SHAREHOLDERS' EQUITY:
   Common Stock - $.01 par value, 60,000,000 and
         43,050,000 shares authorized in 1996 and 1995,
         respectively, 38,816,972 and 8,740,060 shares
         issued and outstanding in 1996 and 1995,
         respectively (350,348 and 636,247 shares
         issuable in 1996 and 1995, respectively)........        393         94
   Special Preferred Stock - $.01 par value, 2,000,000
         shares authorized in 1996 and 1995, seven and
         no shares issued and outstanding in 1996 and
         1995, respectively..............................          -          -
   Capital in excess of par value........................     95,827     41,193
   Warrants..............................................      1,557        900
   Notes receivable from Common Stock sales..............     (1,714)         -
   Unearned compensation................................           -       (182)
   Minimum pension liability............................           -     (1,170)
   Accumulated deficit..................................     (13,190)   (11,657)
                                                           ---------  ---------

         SHAREHOLDERS'EQUITY............................      82,873     29,178
                                                           ---------  ---------

   COMMITMENTS AND CONTINGENT LIABILITIES
         (NOTES 5, 6, 9, 10, 11 AND 12)

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....   $ 196,289  $ 161,640
                                                           ---------  ---------
                                                           ---------  ---------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (REORGANIZED COMPANY), THE PERIOD FROM SEPTEMBER 12, 1994 TO DECEMBER 31, 1994 (REORGANIZED COMPANY) AND THE PERIOD FROM JANUARY 1, 1994 TO SEPTEMBER 11, 1994 (PREDECESSOR)

                                                              REORGANIZED COMPANY           PREDECESSOR
                                                     ----------------------------------------------------
                                                                             PERIOD FROM    PERIOD FROM
                                                                             SEPTEMBER 12,   JANUARY 1,
                                                                               1994 TO        1994 TO
                                                                              DECEMBER 31,  SEPTEMBER 11,
                                                        1996        1995          1994           1994
---------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
  Passenger......................................... $ 326,266    $ 297,527      $ 80,675     $ 199,502
  Charter...........................................    27,835       22,167           536           110
  Cargo.............................................    20,123       18,169         5,300        11,039
  Other.............................................    10,249        9,041         2,646         6,172
                                                     ---------    ---------      --------     ---------
    TOTAL...........................................   384,473      346,904        89,157       216,823
                                                     ---------    ---------      --------     ---------
OPERATING EXPENSES:
  Wages and benefits................................   108,626      108,274        30,889        71,781
  Aircraft fuel, including taxes and oil............    75,884       56,724        15,581        32,101
  Maintenance materials and repairs.................    68,984       60,581        15,595        30,946
  Rentals and landing fees..........................    34,995       33,700        10,381        30,011
  Sales commissions.................................    13,369       13,875         3,209         9,632
  Depreciation and amortization.....................     8,731        7,859         2,291         4,506
  Other.............................................    71,857       67,792        17,479        44,267
                                                     ---------    ---------      --------     ---------
    TOTAL...........................................   382,446      348,805        95,425       223,244
                                                     ---------    ---------      --------     ---------
    OPERATING INCOME (LOSS).........................     2,027       (1,901)       (6,268)       (6,421)
                                                     ---------    ---------      --------     ---------
NONOPERATING INCOME (EXPENSE):
  Interest and amortization of debt expense.........    (3,887)      (4,341)       (1,286)       (1,150)
  Interest income...................................     1,455          762           318           300
  Gain (loss) on disposition of equipment...........      (729)        (233)          558            45
  Other, net........................................      (297)         207           527           502
  Reorganization expenses...........................         -            -             -       (13,950)
                                                     ---------    ---------      --------     ---------
    TOTAL...........................................    (3,458)      (3,605)          117       (14,253)
                                                     ---------    ---------      --------     ---------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS....    (1,431)      (5,506)       (6,151)      (20,674)

INCOME TAXES:
  Currently Payable.................................       (43)           -             -             -
  Reduction to Excess Reorganization Value..........      (825)           -             -             -
                                                     ---------    ---------      --------     ---------
    TOTAL...........................................      (868)           -             -             -
                                                     ---------    ---------      --------     ---------
LOSS BEFORE EXTRAORDINARY ITEMS.....................    (2,299)      (5,506)       (6,151)      (20,674)

Extraordinary Gain, Net of Income Taxes in 1996
  (Currently Payable of $26, Reduction to Excess
  Reorganization Value of $485).....................       766            -             -       190,063
                                                     ---------    ---------      --------     ---------
NET INCOME (LOSS)................................... $  (1,533)   $  (5,506)     $ (6,151)    $ 169,389
                                                     ---------    ---------      --------     ---------
                                                     ---------    ---------      --------     ---------
NET LOSS PER COMMON STOCK SHARE:
  Before extraordinary items........................ $   (0.07)** $   (0.59)**   $  (0.65)**  $     N/M *
  Extraordinary gain, net of income taxes...........      0.02 **         - **          - **        N/M *
                                                     ---------    ---------      --------     ---------
NET LOSS PER COMMON STOCK SHARE..................... $   (0.05)** $   (0.59)**   $  (0.65)**  $     N/M *
                                                     ---------    ---------      --------     ---------
                                                     ---------    ---------      --------     ---------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING.........................................    30,975 **     9,400 **      9,400 **      7,137 *
                                                     ---------    ---------      --------     ---------
                                                     ---------    ---------      --------     ---------

* Not Meaningful - Per share data is not meaningful as the Predecessor was recapitalized and adopted fresh start reporting as of September 12, 1994.
** Includes shares reserved for issuance under the consolidated Plan of Reorganization dated September 21, 1993, as amended.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (REORGANIZED COMPANY), THE PERIOD FROM SEPTEMBER 12, 1994 TO DECEMBER 31, 1994 (REORGANIZED COMPANY) AND THE PERIOD FROM JANUARY 1, 1994 TO SEPTEMBER 11, 1994 (PREDECESSOR)

                          COMMON
                          STOCK,                                                  NOTES
                        WARRANTS AND           SPECIAL    CAPITAL IN          RECEIVABLE FROM                MINIMUM
                         OPTIONS     COMMON   PREFERRED   EXCESS OF             COMMON STOCK    UNEARNED      PENSION    ACCUMULATED
                         ISSUABLE    STOCK     STOCK      PAR VALUE   WARRANTS     SALES      COMPENSATION   LIABILITY    DEFICIT
------------------------------------------------------------------------------------------------------------------------------------
PREDECESSOR

BALANCE, DECEMBER 31,
 1993.................. $ 40,504     $    -   $    -      $  12,479    $    -    $       -      $       -      $     -   $(262,865)

Net income.............        -          -        -              -         -            -              -            -     169,389
Fresh start
 adjustments, net......     (504)         -        -        (12,479)        -            -              -            -      93,476
                        --------     ------   ------      ---------    ------    ---------      ---------      -------   ---------
REORGANIZED COMPANY

BALANCE, SEPTEMBER 12,
 1994..................   40,000          -        -              -         -            -              -            -           -

Net loss...............        -          -        -              -         -            -              -            -      (6,151)
                        --------     ------   ------      ---------    ------    ---------      ---------      -------   ---------
BALANCE, DECEMBER 31,
 1994..................   40,000          -        -              -         -            -              -            -      (6,151)

Net loss...............        -          -        -              -         -            -              -            -      (5,506)
Issuance of 8,740,060
 shares of Common Stock
 (636,247 shares of
 Common Stock issuable)  (39,100)        94        -         39,006         -            -              -            -           -
Issuance of warrants to
 acquire 989,011 shares
 of Common Stock.......     (900)         -        -              -       900                                        -           -
Grant of options to
 acquire 592,500 shares
 of Common Stock.......        -          -        -          2,187         -            -         (2,187)           -           -
Amortization of unearned
 compensation on options
 to acquire 592,500
 shares of Common Stock        -          -        -              -         -            -          2,005            -           -
Recordation of minimum
 pension liability.....        -          -        -              -         -            -              -       (1,170)          -
                        --------     ------   ------      ---------    ------    ---------      ---------      -------   ---------
BALANCE, DECEMBER 31,
 1995.................. $      -     $   94   $    -      $  41,193    $  900    $       -      $    (182)     $(1,170)  $ (11,657)


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS                      (continued)

HAWAIIAN AIRLINES, INC.
STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (REORGANIZED COMPANY), THE PERIOD FROM SEPTEMBER 12, 1994 TO DECEMBER 31, 1994 (REORGANIZED COMPANY) AND THE PERIOD FROM JANUARY 1, 1994 TO SEPTEMBER 11, 1994 (PREDECESSOR)

                          COMMON
                          STOCK,                                                  NOTES
                        WARRANTS AND           SPECIAL    CAPITAL IN          RECEIVABLE FROM                MINIMUM
                         OPTIONS     COMMON   PREFERRED   EXCESS OF             COMMON STOCK    UNEARNED      PENSION    ACCUMULATED
                         ISSUABLE    STOCK     STOCK      PAR VALUE   WARRANTS     SALES      COMPENSATION   LIABILITY    DEFICIT
------------------------------------------------------------------------------------------------------------------------------------
Net loss............... $      -     $    -   $    -      $       -    $    -    $       -      $       -      $     -   $  (1,533)
Amortization of
 unearned compensation
 on options to acquire
 592,500 shares of
 Common Stock..........        -          -        -              -         -           -             182            -           -
Remeasurement of
 compensation on options
 to acquire shares of
 Common Stock..........        -          -        -          1,071         -            -              -            -           -
Repurchase and
 retirement of 827,221
 shares of Common Stock
 from GPA..............        -         (8)       -           (902)        -            -              -            -           -
Sale of 18,181,818 shares
 of Common Stock to AIP,
 net of $2.2 million of
 transaction costs.....        -        182        -         17,638         -            -              -            -           -
Issuance of warrants
 to AMR to acquire
 948,973 shares of
 Common Stock..........        -          -        -              -       825            -              -            -           -
Issuance of seven
 shares of Special
 Preferred Stock.......        -          -        -              -         -            -              -            -           -
Sale of 12,092,500
 shares of Common
 Stock through the
 Offerings, net of
 $3.2 million of
 transaction costs.....        -        121        -         35,977         -       (1,926)             -            -           -
Exercise of options
 to acquire 115,000
 shares of Common
 Stock.................        -          1        -            185         -            -              -            -           -
Repayment of notes
 receivable from
 Common Stock sales....        -          -        -              -         -          212              -            -           -
Exercise of warrants
 to acquire 300,000
 shares of Common
 Stock.................        -          3        -            665      (168)           -              -            -           -
Reversal of minimum
 pension liability....         -          -        -              -         -            -              -        1,170           -
                         -------     ------   ------      ---------    ------    ---------      ---------      -------   ---------
BALANCE, DECEMBER 31,
 1996..................  $     -     $  393   $    -      $  95,827    $1,557    $ (1,714)      $      -       $     -   $ (13,190)
                         -------     ------   ------      ---------    ------    ---------      ---------      -------   ---------
                         -------     ------   ------      ---------    ------    ---------      ---------      -------   ---------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (REORGANIZED COMPANY), THE PERIOD
  FROM SEPTEMBER 12, 1994 TO DECEMBER 31, 1994 (REORGANIZED COMPANY), AND THE PERIOD FROM JANUARY 1, 1994 TO SEPTEMBER 11, 1994 (PREDECESSOR)

                                                                             REORGANIZED COMPANY             PREDECESSOR
                                                                 ---------------------------------------------------------
                                                                                                PERIOD FROM  PERIOD FROM
                                                                                               SEPTEMBER 12,  JANUARY 1,
                                                                                                  1994 TO       1994 TO
                                                                                                DECEMBER 31, SEPTEMBER 11,
                                                                     1996            1995           1994         1994
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . .   $  (1,533)     $   (5,506)     $  (6,151)   $  169,389
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . .       5,260           4,258          1,201         4,506
    Amortization of reorganization value in excess of
      identifiable assets . . . . . . . . . . . . . . . . . . .       3,471           3,601          1,090             -
    Amortization of debt discount . . . . . . . . . . . . . . .          -              557            136             -
    Allowance for doubtful accounts . . . . . . . . . . . . . .         641             719              -           422
    Net periodic postretirement benefit cost. . . . . . . . . .         726           3,309            903         1,988
    Stock option compensation . . . . . . . . . . . . . . . . .       1,253           2,005              -             -
    Early retirement provision. . . . . . . . . . . . . . . . .           -           2,000              -             -
    (Gain) loss on disposition of equipment . . . . . . . . . .         729             233           (558)          (45)
    Extraordinary items, net of income taxes currently payable.      (1,251)              -              -      (190,063)
    Income tax benefit recognized as a reduction to Excess
      Reorganization Value. . . . . . . . . . . . . . . . . . .       1,310               -              -             -
    (Increase) decrease in accounts receivable. . . . . . . . .     (10,485)         (2,622)         3,401        (6,223)
    (Increase) decrease in inventories. . . . . . . . . . . . .         598          (1,414)           220           497
    (Increase) decrease in prepaid expenses . . . . . . . . . .         959             275         (2,233)       (1,133)
    (Decrease) increase in accounts payable . . . . . . . . . .       1,867          17,653         (1,966)        5,774
    (Decrease) increase air traffic liability . . . . . . . . .      (4,937)         (9,921)          (319)       10,602
    (Decrease) increase in accrued liabilities. . . . . . . . .      (3,106)          3,432         (1,323)         (734)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . .       5,497             209            334           317
                                                                  ---------      ----------      ---------    ----------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
        BEFORE REORGANIZATION EXPENSES. . . . . . . . . . . . .         999          18,788         (5,265)       (4,703)
    Reorganization expenses . . . . . . . . . . . . . . . . . .           -               -              -        10,799
                                                                  ---------      ----------      ---------    ----------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . .         999          18,788         (5,265)        6,096
                                                                  ---------      ----------      ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Return (issuance) of security deposits. . . . . . . . . . . .           -               -          6,979        (3,007)
  Additions to property and equipment . . . . . . . . . . . . .      (9,677)         (9,165)        (3,603)       (3,682)
  Net proceeds from disposition of equipment. . . . . . . . . .       2,780           4,225            673           817
                                                                  ---------      ----------      ---------    ----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . .      (6,897)         (4,940)         4,049        (5,872)
                                                                  ---------      ----------      ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock. . . . . . . . . . . . . . . . . . .      52,846               -              -             -
  Proceeds on notes receivable from Common Stock sales. . . . .         212               -              -             -
  Repurchase and retirement of Common Stock . . . . . . . . . .        (910)              -              -             -
  Issuance of long-term debt. . . . . . . . . . . . . . . . . .       7,564           1,591          5,393             -
  Repayment of long-term debt . . . . . . . . . . . . . . . . .     (19,258)        (10,644)        (2,095)         (689)
  Repayment of capital lease obligations. . . . . . . . . . . .      (2,708)         (2,907)        (1,044)       (1,345)
                                                                  ---------      ----------      ---------    ----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . . .      37,746         (11,960)         2,254        (2,034)
                                                                  ---------      ----------      ---------    ----------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . .      31,848           1,888          1,038        (1,810)
Cash and cash equivalents - Beginning of Year or Period . . . .       5,389           3,501          2,463         4,273
                                                                  ---------      ----------      ---------    ----------
CASH AND CASH EQUIVALENTS - END OF YEAR OR PERIOD . . . . . . .   $  37,237      $    5,389      $   3,501    $    2,463
                                                                  ---------      ----------      ---------    ----------
                                                                  ---------      ----------      ---------    ----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 (REORGANIZED COMPANY), THE PERIOD
  FROM SEPTEMBER 12, 1994 TO DECEMBER 31, 1994 (REORGANIZED COMPANY), AND THE PERIOD FROM JANUARY 1, 1994 TO SEPTEMBER 11, 1994 (PREDECESSOR)

                                                                             REORGANIZED COMPANY             PREDECESSOR
                                                                 ---------------------------------------------------------
                                                                                                PERIOD FROM  PERIOD FROM
                                                                                               SEPTEMBER 12,  JANUARY 1,
                                                                                                  1994 TO       1994 TO
                                                                                                DECEMBER 31, SEPTEMBER 11,
                                                                     1996            1995           1994         1994
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
INTEREST PAID . . . . . . . . . . . . . . . . . . . . . . . . .   $   3,579      $    3,824      $     988    $    1,009
INCOME TAXES PAID . . . . . . . . . . . . . . . . . . . . . . .         250               -              -             -
REORGANIZATION EXPENSES PAID. . . . . . . . . . . . . . . . . .           -               -              -         3,151

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Reclassification of accounts payable to
    long-term debt. . . . . . . . . . . . . . . . . . . . . . .      10,250               -              -             -
  Remeasurement of compensation on options
    to acquire shares of Common Stock . . . . . . . . . . . . .       1,071               -              -             -
  Issuance of warrants to AMR to acquire 948,973
    shares of Common Stock. . . . . . . . . . . . . . . . . . .         825               -              -             -
  Receipt of notes receivable from Common Stock sales . . . . .       1,926               -              -             -
  Change in minimum pension liability . . . . . . . . . . . . .      (1,170)          1,170              -             -
  Grant of options to acquire 592,500 shares of Common Stock. .           -           2,187              -             -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and is the largest airline headquartered in Hawaii, based on operating revenues of $384.5 million for 1996. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail over a route system which services the six major islands of the State of Hawaii ("Interisland") and Las Vegas and four key United States ("U.S.") West Coast gateway cities, Los Angeles, San Francisco, Seattle and Portland ("Transpac"). In addition Hawaiian Airlines provides the only direct service from Hawaii to Pago Pago, American Samoa and Papeete, Tahiti ("Southpac"). The Company also provides charter service from Honolulu to Las Vegas and, effective February 1997, Anchorage, Alaska ("Overseas Charter").

The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average, approximately 150 flights per day among the six major islands of the State of Hawaii (i.e., Interisland), daily service to Las Vegas and four key U.S. West Coast gateway cities (i.e., Transpac), and twice weekly service to Pago Pago, American Samoa and weekly service to Papeete, Tahiti in the South Pacific (i.e., Southpac). In 1996 the Company also operated, on average of six charter flights per week to Las Vegas (i.e., Overseas Charter). The Company operates a fleet of 13 DC-9 aircraft and 10 DC-10 aircraft.

REORGANIZATION

In response to the financial difficulties experienced by the Company in the early 1990s, Hawaiian Airlines, HAL, INC., Hawaiian Airlines' then parent company, and West Maui Airport, Inc., another then wholly owned subsidiary of HAL, INC. (collectively the "Predecessor"), voluntarily commenced a Chapter 11 bankruptcy reorganization pursuant to a consolidated Plan of Reorganization dated September 21, 1993, as subsequently amended (the "Reorganization Plan"). The Company emerged from Chapter 11 bankruptcy on September 12, 1994 (the "Effective Date") with Hawaiian Airlines being the sole surviving corporation (the "Reorganized Company").

In 1996, the Company was successful in its concerted efforts to improve its liquidity and financial position.

RECAPITALIZATION

(i) On January 31, 1996, the Company received a $20.0 million cash equity infusion through the purchase by Airlines Investors Partnership, L.P. ("AIP") of 18,181,818 shares of the Company's Common Stock (the "Shares"), par value $.01 per share, and four shares of the Company's Class B Special Preferred Stock, par value $.01 per share
         (collectively the "AIP Investment"). As of December 31, 1996, AIP owned approximately 45.9% of the Company's common equity. As a result, AIP currently controls substantially all actions to be taken by the shareholders of the Company. Pursuant to the Company's Amended Bylaws and the terms of the Series B Special Preferred Stock, until such time as AIP ceases to own at least 35.0% of the common equity, it would have the right to nominate six of the 11 nominees to stand from time to time for election as directors of the Company. Thereafter, AIP would have the right to nominate five, four or three directors so long as it owned at least 25%, 10% or 5%, respectively, of the common equity.
         In 1996, six of AIP's director nominees were elected to the Board of Directors;

(ii) In September 1996, the Company completed a shareholder rights offering and an investor offering (collectively the "Offerings") which collectively raised approximately $39.3 million in gross proceeds of equity capital. The Offerings were intended to permit the Company's shareholders to reduce the dilutive effect of the AIP Investment, as described above, on their equity investment in the Company and to raise additional equity capital. The Offerings resulted in the issuance of 12,092,500 new shares of Common Stock at the subscription price of $3.25 per share. The effects of the Offerings have been reflected in the Company's balance sheets net of approximately $3.2 million of estimated costs and approximately $1.9 million in fully recourse, interest-bearing notes received from holders of options granted as part of the shareholder rights offering who exercised such options to purchase 592,500 shares of Common Stock in the Offerings.

RESTRUCTURING AND ELIMINATION OF DEBT

Upon consummation of the AIP Investment and satisfaction of certain other conditions, the Company entered into certain arrangements with American and AMR pursuant to which, American and AMR accepted the following:

(i) The payment of up to $10.0 million of deferred lease rents and maintenance payments (and accrued interest thereon) under the Company's long-term aircraft lease agreement with American (the "Aircraft Lease Agreement") and the reimbursement of $250,000 of American's fees and expenses in connection with the transaction through the issuance by the Company to American of a $10.25 million promissory note secured by certain assets of the Company (the "American Note"). On December 24, 1996, the Company exercised its option to prepay the American Note for $9.15 million plus accrued interest with all liens securing the American Note being released;

(ii) Reduction of basic rents under the Aircraft Lease Agreement by approximately 28.0% for a period of three years, at which time basic rents would revert back to 1995 levels;

(iii) American's relinquishment of $2.0 million of letters of credit which secured the Company's obligations to American under the Aircraft Lease Agreement; and

(iv) Issuance of the AMR Warrants to AMR, which entitle the holder to acquire up to 1,897,946 shares of Common Stock (the "AMR Warrants") exercisable at $1.10 per share (adjusted to 1,949,338 shares at $1.07 per share pursuant to applicable anti-dilution provisions). One-half of the AMR Warrants are currently exercisable, but the balance of the AMR Warrants were to become exercisable only if American and the Company had entered into a code sharing arrangement by January 1, 1997 regarding the placement of the two letter flight designator code for American's flights on certain of the Company's Interisland flights. The Company extended the date upon which the balance of the AMR Warrants could become exercisable, subject to the satisfaction of certain agreed upon conditions. While the Company and AMR continue their attempts to consummate the code sharing arrangement, the conditions upon which the exercisable date of the balance of the AMR Warrants had been extended were not satisfied and on January 31, 1997, the balance of the AMR Warrants expired. The remaining outstanding AMR Warrants, if not exercised, expire on September 11, 2001.

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

In connection with the AIP Investment, the Company agreed with GPA Group plc and its affiliate AeroUSA, Inc. (collectively, the "GPA Companies") that, if closing of the Offerings were to have occurred by September 30, 1996, the Company would repurchase all of the shares of Common Stock owned by the GPA Companies and repay certain secured and unsecured promissory notes held by the GPA Companies. The stock repurchase price would be $1.10 per share and the promissory notes would be repaid at approximately 85.0% of the then carrying value of the notes, including any deferred costs and other expenses owed. At its option, the Company could make such repurchase and repayment at any time prior to the closing of the Offerings. As required by the provider of the Credit Facility in connection with the amendment thereof, the Company exercised this option in April 1996. Based on the number of shares owned by the GPA Companies and the carrying value of the notes as of such date, the Company paid approximately $4.7 million to the GPA Companies to repurchase the shares and repay the notes. The payment to the GPA Companies was funded by borrowings under the Credit Facility in April 1996.

UNIONS AND LABOR AGREEMENTS

Upon consummation of the AIP Investment and satisfaction of certain other conditions, amendments to the labor agreements for each of the Company's five labor unions became effective.

The amendments to the agreements extend the amendable date of all five contracts from February 28, 1997 to February 28, 2000. Each of the five unions agreed to certain economic concessions, which include cancellation of certain scheduled pay increases, with new pay increases to be effective December 1, 1998 and January 1, 2000. In exchange for the wage concessions, the Company agreed to negotiate a gain-sharing program to provide employees the opportunity to receive wage rate increases resulting from work rule and productivity modifications, which would produce cost savings to the Company. In addition, the Company agreed to establish a profit bonus plan, which would provide all employees (other than senior management) with cash bonuses if the Company achieves certain pre-tax profit targets. The contracts as modified provide additional furlough protection to employees under certain specified circumstances. The Company and unions also have agreed to include certain additional low-cost or no-cost provisions that are specific to each of the respective union contracts.

Pursuant to their collective bargaining agreements, the Association of Flight Attendants ("AFA"), the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM") and the Air Line Pilots Association, International ("ALPA"), each have the right to nominate one of the nominees to stand from time to time for election as directors of the Company. In 1996, each of the IAM, ALPA and AFA director nominees were elected to the Board of Directors.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's financial statements, up to and including the Effective Date, included herein have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code." For accounting purposes, the Effective Date of the Reorganization Plan and inception date for the Reorganized Company is deemed to be September 12, 1994. Under fresh start reporting, the reorganization value of the entity has been allocated to the Reorganized Company's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Company is reflected as reorganization value in excess of amounts allocable to identifiable assets in the accompanying balance sheets. Reorganization value in excess of amounts allocable to identifiable assets amounted to approximately $72.0 million on the Effective Date.

Because of the application of fresh start reporting, the financial statements for periods after reorganization are not comparable to the financial statements for periods prior to the reorganization.

CASH AND CASH EQUIVALENTS

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Short-term cash investments at December 31, 1996 and 1995 were valued at cost and amounted to $33.2 million and $2.5 million, respectively.

INVENTORIES

Inventories consisting of flight equipment expendable parts and supplies are stated at average cost, less an allowance for obsolescence.

ASSETS HELD FOR SALE

Assets held for sale consisting of expendable inventory parts and rotable flight equipment are stated at the lower of average cost or net realizable value for expendable inventory parts and the lower of average cost or fair value less cost to sell for rotable flight equipment. As of December 31, 1996 and 1995, the Company had approximately $6.4 million and $9.7 million, respectively, of expendable inventory parts and rotable flight equipment held for sale internally or on a consignment basis with a third party.

PROPERTY AND EQUIPMENT

Owned property and equipment are stated at cost. Costs of major improvements are capitalized. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

    Flight equipment. . . . . . . . . . .  12-15 years, 15% residual value
    Ground equipment. . . . . . . . . . .   5-15 years
    Airport terminal facility . . . . . .     30 years
    Buildings . . . . . . . . . . . . . .  15-20 years
    Leasehold improvements. . . . . . . .  Shorter of lease term or useful life

Maintenance and repairs are charged to operations as incurred, except that
(1) costs of overhauling engines are charged to operations in the year the engines are removed for overhaul and (2) scheduled heavy airframe overhauls on DC-9 aircraft are recorded under the deferral method whereby the cost of overhaul is capitalized and amortized over the shorter of the period benefited or the lease term. Additionally, provision is made for the estimated cost of scheduled heavy airframe overhauls required to be performed on leased DC-9 aircraft prior to their return to lessors. Maintenance and repairs on DC-10 aircraft are charged to operations on a flight hour basis.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

Reorganization value in excess of amounts allocable to identifiable assets is amortized on a straight-line basis over 20 years. Accumulated amortization at December 31, 1996 and 1995 totaled approximately $8.2 million and $4.7 million, respectively. The Company will continue to assess and evaluate whether the remaining useful life of the asset requires revision or, through the use of estimated future undiscounted cash flows over the remaining life of the asset, whether the remaining balance of the asset is recoverable. The assessment of the recoverability of the unamortized amount will be impacted if estimated future operating cash flows are not achieved.

OTHER ASSETS

Material preoperating costs associated with the introduction of new flight equipment are amortized on a straight-line basis over the shorter of the lease period or five years.

ACCRUED VACATION LIABILITY

Accrued vacation in excess of the amount expected to be taken by employees during the following year is classified as a noncurrent liability.

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

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value-based method of accounting for stock-based employee compensation, but does not require an entity to apply the new method for purposes of preparing its basic financial statements. For an entity not applying the new method for purposes of preparing its basic financial statements, SFAS No. 123 requires footnote disclosure of pro forma net income and earnings per share information for employee stock option grants made in 1995 and future years as if the fair value-based method had been applied. The Company adopted the provisions of SFAS No. 123 on January 1, 1996, and has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provide the pro forma disclosures required by SFAS No. 123.

RECLASSIFICATIONS

Certain prior year amounts were reclassified to conform to the 1996 presentation period. Such reclassifications had no effect on previously reported results of operations.

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, lease security and other deposits, accounts payable, other accrued liabilities, accrued vacation liability and accrued salaries and wages approximate fair value due to the short maturity of those instruments. The carrying amount of notes receivable from Common Stock sales approximates fair value as the terms of such instruments are reflective of terms offered for similar instruments of comparable maturities.

The estimated fair values of long-term debt amounted to $8.6 million and $11.4 million at December 31, 1996 and 1995, respectively. These fair values were estimated by discounting the future cash flow requirements of each instrument at rates currently offered at the respective year-end dates to the Company for similar debt instruments of comparable maturities.

4.  FLIGHT EQUIPMENT

All of the Company's aircraft are leased except for two DC-9s. At December 31, 1996 and 1995, the composition of the Company's aircraft fleet is as follows:

                                            1996                  1995
                                    -------------------------------------------
             Aircraft Type           Leased       Owned     Leased       Owned
           ----------------         -------------------------------------------
             DC-10                     10           -          8           -
             DC-9                      11           2         11           2
                                    -------------------------------------------
             Total                     21           2         19           2
                                    -------------------------------------------
                                    -------------------------------------------

5.  LEASES

AIRCRAFT LEASES

Nine DC-10 aircraft are leased under operating leases which expire in 2001. One DC-10 aircraft is leased under a short term operating lease which expires in 1997. Effective January 31, 1996, the Company and American agreed to a reduction in basic rents due on DC-10 operating leases through January 31, 1999, at which time such rents revert to their original levels. See Note 1. Seven and four DC-9 aircraft and related flight equipment are leased under operating and capital leases, respectively, for various periods ranging through the year 2004.

Most of the aircraft under operating leases include renewal options and fair market value purchase options at the end of the lease period.

OTHER LEASES

The Company leases office space for its headquarters, airport facilities, ticket offices and certain ground equipment in varying terms to 2008.

GENERAL

Rent expense for aircraft, office space, real property and other equipment during 1996, 1995 and 1994 was $26.7 million, $25.5 million and $33.6 million, respectively, net of sublease rental income from operating leases of $102,000, $75,000 and $368,000, respectively.

Scheduled future minimum lease commitments under operating and capital leases for the Company as of December 31, 1996, in thousands, are as follows:

                                            Operating      Capital
                                             Leases        Leases
------------------------------------------------------------------------
1997. . . . . . . . . . . . . . . . . . . .  $16,446        $ 3,728
1998. . . . . . . . . . . . . . . . . . . .   15,550          3,367
1999. . . . . . . . . . . . . . . . . . . .   17,670          3,336
2000. . . . . . . . . . . . . . . . . . . .   15,302          1,501
2001. . . . . . . . . . . . . . . . . . . .   10,239              -
Thereafter. . . . . . . . . . . . . . . . .   10,098              -
                                             -------        -------
      Total minimum lease payments. . . . .  $85,305        $11,932
                                             -------
                                             -------
      Less amount representing interest
       (rates ranging from 8.5% to 9.0%). .                   1,633
                                                            -------
      Present value of capital lease
       obligations. . . . . . . . . . . . .                  10,299

      Less current portion of capital lease
       obligations. . . . . . . . . . . . .                   2,912
                                                            -------
      Capital lease obligations, excluding
       current portion. . . . . . . . . . .                 $ 7,387
                                                            -------
                                                            -------

In addition to scheduled future minimum lease payments, the Company is required to pay for, under agreement with American, monthly DC-10 maintenance charges. These charges are based on flight hours for the month and are expensed as incurred. For the years ended December 31, 1996 and 1995, the Company incurred $45.2 million and $37.6 million, respectively, in maintenance charges under such agreement.

The net book value of property held under capital leases as of December 31, 1996 and 1995 totaled $14.7 million and $15.5 million, respectively.

6.  DEBT

At December 31, 1996 and 1995, the Company's long-term debt, including obligations under capital leases, consists of the following, in thousands:

                                                          1996            1995
--------------------------------------------------------------------------------
Secured obligations due 1997-1999..................    $   8,417       $  8,542

Tax obligations due 1997-2000......................          133            158

Unsecured obligations due 1997.....................           50          2,850

Capital lease obligations due 1997-2000............       10,299         12,764
                                                       ---------       --------
                                                          18,899         24,314
Current portion....................................       (5,159)        (8,689)

    Long-term debt and capital lease
         obligations, excluding current portion        $  13,740       $ 15,625
                                                       ---------       --------
                                                       ---------       --------

Secured obligations due 1997-1999 are as follows:

(i) A secured note executed in 1993 for the purchase of a DC-9 aircraft from a lessor. The mortgage note is due in 1999 and is payable in monthly installments of principal and interest of $59,876. Interest accrues at 10.315% per annum. At December 31, 1996 and 1995, $1.6 million and $2.1 million were outstanding, respectively;

(ii) As described in Note 1, in April 1996, the Company's Credit Facility was amended to increase the borrowing capacity thereunder from $8.15 million to $15.0 million. The $15.0 million Credit Facility consists of two secured term loans and a secured revolving line of credit including up to $6.0 million of letters of credit. The term loans will amortize in equal installment over periods of 48 and 60 months, respectively. The outstanding principal amounts of the term loans will become due and payable upon termination of the Credit Facility. Available credit is subject to change determined by recalculation of the borrowing base, repayments due under the term loans and repayments arising from the disposition and other changes in the related collateral securing the Credit Facility. The Credit Facility has an initial term of three years from April 29, 1996 and renews automatically for successive terms of two years each, unless terminated by either party on at least 60 days notice prior to the end of the then-current term. Interest accrues at prime plus 2.0% (10.25% at December 31, 1996). The Company may terminate the Credit Facility at any time, on 30 days notice and payment of certain early termination fees during the initial term and without termination fees during any renewal term.

      As of December 31, 1996, the total availability under the Credit Facility was $13.2 million with aggregate term loans and letters of credit outstanding in the amounts of $6.8 million and $100,000, respectively. As of December 31, 1995, the total availability under the Credit Facility amounted to approximately $3.4 million, which amount was fully drawn in the form of $1.3 million in borrowings and $2.1 million in letters of credit.

      The Credit Facility is secured by a first lien on substantially all of the Company's property, excluding the Company's owned and leased aircraft, the Company's aircraft engines while installed on an aircraft and certain security deposits. In addition, terms of the Credit Facility restrict the Company from paying any cash or stock dividends on its Common Stock;

(iii) A note payable executed in 1994 in settlement of $6.0 million of administrative claims related to unpaid prepetition L-1011 and DC-9 aircraft rents. As discussed in Note 1, the Company exercised its option to prepay the note at a discount in April 1996. Early extinguishment of this note payable resulted in an extraordinary gain of approximately $402,000, net of income taxes. The note was originally due in 1999, bore interest at 8.0% per annum and was payable in monthly installments of principal and interest of $121,658. At December 31, 1995, $4.7 million was outstanding;

(iv) A secured note payable executed in 1992 pursuant to a settlement agreement with the Government of Canada related to two DHC-7 aircraft and related flight equipment. In January 1996, the note was paid in full. The note was originally due in 1996 and was payable in installments of $50,000 per month. As the note bore no interest, interest had been imputed as of the Effective Date at 10.0% per annum. As of December 31, 1995, $569,000 was outstanding; and

(v) In January 1996, the Company entered into certain arrangements with American and AMR pursuant to which, American and AMR accepted the payment of up to $10.0 million of deferred lease rents and maintenance payments (and accrued interest thereon) under the Aircraft Lease Agreement and the reimbursement of $250,000 of American's fees and expenses through the issuance by the Company to American of the American Note. On December 24, 1996, the Company exercised its option to prepay the American Note for $9.15 million plus accrued interest with all liens securing the American Note being released. Early extinguishment of the American Note resulted in an extraordinary gain of approximately $357,000, net of income taxes. See Note 1.

Tax obligations due 1997-2000 represent allowed priority tax claims for various taxing jurisdictions, which in accordance with the provisions of the Reorganization Plan, bear interest at 7.0% per annum and are payable in 24 quarterly installments commencing on the first through sixth anniversaries of the Effective Date. The Company is currently in negotiations with respective tax jurisdictions regarding approximately $500,000 of tax obligations. At December 31, 1996 and 1995, the $500,000 is included in accounts payable in the accompanying balance sheets.

Unsecured obligations due 1997 are as follows:

(i) A note executed in 1994 in settlement of $2.8 million of administrative claims related to unpaid prepetition airport use and occupancy fees to the State of Hawaii. The note is due in 1997 and is payable in monthly installments of $100,000. The note bears no interest; however, interest has been imputed at 10.0% per annum. As of December 31, 1996 and 1995, $50,000 and $1.2 million were outstanding, respectively. In January 1997, the note was paid in full;

(ii) A note executed in 1994 in settlement of $4.7 million of administrative claims related to unpaid postpetition L-1011 aircraft rents. In July 1996, the note was paid in full. The note bore interest at prime plus 3.0% and was payable in monthly installments of principal and interest of $194,010. At December 31, 1995, $1.6 million was outstanding; and

(iii) A note executed in 1994 in settlement of $276,000 of administrative claims related to unpaid L-1011 aircraft rents. As discussed in Note 1, the Company exercised its option to prepay the note at a discount in April 1996. Early extinguishment of this note payable resulted in an extraordinary gain of approximately $7,000, net of income taxes. The note was originally due in October 1996, bore interest at prime plus 3.0% per annum and was payable in monthly principal installments of $11,518. At December 31, 1995, $115,000 was outstanding.

Obligations under capital leases represent the present value of aggregate future minimum lease payments discounted using interest rates ranging from 8.5% to 9.0%. See Note 5.

7.  REORGANIZATION AND NONRECURRING OPERATING ITEMS

Operating expenses in 1995 were reduced by the reversal of $1.8 million in preconfirmation contingency accruals initially provided for on the Effective Date.

The following reorganization and other items associated with the bankruptcy proceeding were incurred by the Predecessor during the period from January 1, 1994 to September 11, 1994, in thousands:

Reorganization Items:
    Professional fees......................................    $    5,744
    Employee share of common stock distribution............         7,568
    Other..................................................           268
Revaluation of assets and liabilities......................           370
                                                               ----------
                                                               $   13,950
                                                               ----------
                                                               ----------

8.  INCOME TAXES

Income tax expense is based on an estimated annual effective tax rate which differs from the federal statutory rate of 34%, primarily due to state income taxes and certain nondeductible expenses. The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes.

The estimated income tax benefit from the expected utilization of net operating loss carryforwards arising prior to the Effective Date has been applied as a reduction to reorganization value in excess of amounts allocable to identifiable assets, not as a reduction to income tax expense. While generally accepted accounting principles require that a provision be recorded, a majority of the provision will not require cash outlay as it will be offset by net operating loss carryforwards available to the Company. As noted, in 1996, approximately $1.3 million of estimated income tax benefit from the expected utilization of these net operating loss carryforwards has been applied as a reduction to reorganization value in excess of amounts allocable to identifiable assets.

Income tax expense attributable to loss before extraordinary items in 1996 differs from the "expected" tax benefit for that year computed by applying the U.S. federal corporate income tax rate of 34% to loss before income taxes and extraordinary items as follows:

    Computed "expected" tax benefit.......................  $    (500)
    Amortization of reorganization value in
     excess of amounts allocable to
     identifiable assets, not deductible
     for tax purposes.....................................      1,200
    State income taxes, net of federal income
     tax benefit..........................................        100
     Other................................................         68
                                                            ---------
                                                            $     868
                                                            ---------
                                                            ---------

As a result of net operating losses and related carryforwards, the Company and the Predecessor were not required to provide for federal and state income taxes for 1995 and 1994.

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below, in thousands:

                                                             1996        1995
-------------------------------------------------------------------------------
Deferred tax assets:
  Accounts receivable, principally due to
    allowance for doubtful accounts...................  $     200     $    320
  Accumulated pension and
    postretirement benefits...........................     10,440       10,104
  Accrued vacation....................................      1,741        1,646
  Net operating loss carryforwards....................     11,423       20,115
  Airframe return provision...........................        735          964
  Other...............................................      1,579        4,564
                                                        ---------     --------
      Total gross deferred tax assets.................     26,118       37,713

      Less valuation allowance........................    (17,143)     (31,598)
                                                        ---------     --------
      Net deferred tax assets.........................      8,975        6,115

  Deferred tax liabilities:
    Plant and equipment, principally due to
    differences in depreciation.......................     (8,975)      (6,115)
                                                        ---------     --------
    Net deferred taxes................................  $       -     $      -
                                                        ---------     --------
                                                        ---------     --------

The valuation allowance for deferred tax assets as of January 1, 1996 and 1995 was $31.6 million and $47.5 million, respectively. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of $14.5 million and a decrease of $12.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

As a result of the AIP Investment, the Company underwent another ownership change as defined under Section 382 of the Internal Revenue Code ("IRC
Section 382"). The Offerings did not result in an ownership change for purposes of IRC Section 382. IRC Section 382 places an annual limitation on the amount of income that can be offset by net operating loss carryforwards generated in pre-ownership change years.

Prior to the AIP Investment, the Company had an existing IRC Section 382 limitation as a result of its Chapter 11 reorganization. The annual IRC
Section 382 limitation was approximately $2.4 million, plus certain "built-in" income items that increased the limitation. The ownership change from the AIP Investment resulted in a new IRC Section 382 limitation of approximately $1.7 million plus certain "built-in" income items. This new limitation will apply to all net operating losses incurred prior to the AIP Investment. As of December 31, 1996, the Company has total net operating loss carryovers of approximately $130.6 million of which $28.6 million are unrestricted and are available to offset future taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2003 and 2009.

9.  BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

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

The following table summarizes the funded status of the defined benefit plans of the Company as of December 31, 1996, in thousands:

                                           Plans for which       Plans for which
                                             accumulated          assets exceed
                                               benefits            accumulated
                                             exceed assets           benefits
--------------------------------------------------------------------------------
  Fair value of plan assets....................  $   80,613        $   65,271
                                              -----------------  ---------------
  Accumulated benefit obligation:
      Vested...................................     (74,406)          (52,701)
      Non-vested...............................      (8,724)           (2,268)
                                                -----------------  ---------------
                                                    (83,130)          (54,969)

  Additional benefits based on future salary
      levels...................................     (13,592)                -
                                                -----------------  ---------------
  Projected benefit obligation.................     (96,722)          (54,969)
                                                -----------------  ---------------

  Plan assets in excess of (less than)
      projected benefit obligation.............     (16,109)           10,302
  Unrecognized actuarial net loss..............       1,333             2,130
                                                -----------------  ---------------
      Prepaid (accrued) pension cost...........  $  (14,776)       $   12,432
                                                -----------------  ---------------
                                                -----------------  ---------------

The projected benefit obligation was determined using an assumed weighted-average discount rate of 7.75% for 1996. At December 31, 1996, the assumed weighted-average rate of compensation increase was 4.50% for pilots and 0.00% for ground personnel. The assumed weighted-average expected long-term rate of return on plan assets was 9.0% for 1996.

The following table summarizes the funded status of the defined benefit plans of the Company as of December 31, 1995, in thousands:

                                           Plans for which       Plans for which
                                             accumulated          assets exceed
                                               benefits            accumulated
                                             exceed assets           benefits
--------------------------------------------------------------------------------
  Fair value of plan assets....................  $   88,877         $  50,736
                                              -----------------  ---------------
  Accumulated benefit obligation:
      Vested...................................     (86,807)          (42,160)
      Non-vested...............................      (7,803)           (2,174)
                                                -----------------  ---------------
                                                    (94,610)          (44,334)
  Additional benefits based on future salary
      levels...................................     (13,860)                -
                                                -----------------  ---------------
  Projected benefit obligation.................    (108,470)          (44,334)
                                                -----------------  ---------------
  Plan assets in excess of (less than)
      projected benefit obligation.............     (19,593)            6,402
  Unrecognized actuarial net loss..............       8,149             3,435
  Amount reflected as minimum pension liability..    (1,170)                -
                                                -----------------  ---------------
      Prepaid (accrued) pension cost...........  $  (12,614)        $   9,837
                                                -----------------  ---------------
                                                -----------------  ---------------

The projected benefit obligation was determined using an assumed weighted-average discount rate of 7.25% for 1995. The assumed weighted-average rate of compensation increase was 4.50% for pilots and 0.00% for ground personnel at December 31, 1995. The assumed weighted-average expected long-term rate of return on plan assets was 9.0% for 1995.

The provisions of SFAS No. 87, "Employers' Accounting for Pensions," require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. At December 31, 1995, this amount is recorded as a long-term liability in accumulated pension and other postretirement benefit obligations and a separate reduction of shareholders' equity in the accompanying balance sheets.

Net periodic pension cost for 1996 and 1995 included the following components, in thousands:


                                         1996              1995
--------------------------------------------------------------------------------
  Service cost-benefits earned
      during the year..........................  $    3,857         $   3,248
  Interest cost on projected
      benefit obligation.......................      10,882            10,411
  Actual return on plan assets.................     (12,621)          (24,180)
  Net amortization and deferral................         837            12,868
  Early retirement provision...................           -             1,496
                                                -----------------  ---------------
      Net periodic pension cost................  $    2,955         $   3,843
                                                -----------------  ---------------
                                                -----------------  ---------------

The net periodic pension cost in 1996 and 1995 was determined using an assumed weighted-average discount rate of 7.25% and 8.25%, respectively.

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

Net periodic pension (gain) cost for 1994 included the following components, in thousands:

                                              Reorganized
                                                Company            Predecessor
                                            ------------------------------------
                                               Period from         Period from
                                            September 12, 1994   January 1, 1994
                                                   to                   to
                                            December 31, 1994   September 11, 1994
--------------------------------------------------------------------------------
  Service cost-benefits earned
      during the period.....................     $      818         $   2,326
  Interest cost on projected
      benefit obligation....................          2,831             6,828
  Actual return on plan assets..............          3,109            (2,244)
  Net amortization and deferral.............         (6,366)           (5,515)
  Fresh start adjustment....................              -            (8,284)
                                                -----------------  ---------------
      Net periodic pension (gain) cost......     $      392         $  (6,889)
                                                -----------------  ---------------
                                                -----------------  ---------------

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

The Company's postretirement benefit plans' combined benefit obligations as of December 31, 1996 and 1995 are as follows, in thousands:

                                                     1996          1995
--------------------------------------------------------------------------
Accumulated benefit obligation:
 Retirees and dependents........................   $ (4,262)     $ (5,848)
 Fully eligible active plan participants........     (2,955)         (341)
 Other active plan participants.................     (7,243)      (12,735)
                                                   ---------     ---------
Unfunded accumulated postretirement
 benefit obligation.............................    (14,460)      (18,924)

Unrecognized net gain...........................    (11,587)       (6,398)
                                                   ---------     ---------
 Accrued postretirement benefit obligation......   $(26,047)     $(25,322)
                                                   ---------     ---------
                                                   ---------     ---------

The accumulated postretirement benefit obligation was determined using an assumed weighted-average discount rate of 7.75% and 7.25% for 1996 and 1995, respectively.

Net periodic postretirement benefit cost in 1996 and 1995 included the following components, in thousands:

                                                     1996          1995
--------------------------------------------------------------------------
Service cost-benefits attributed to
 service during the year........................   $    923      $  1,593
Interest cost on accumulated
 postretirement benefit obligation..............      1,153         1,785
Net amortization and deferral...................       (418)            -
Early retirement provision......................          -           411
                                                   ---------     ---------
 Net periodic postretirement
  benefit cost..................................   $   1,658     $   3,789
                                                   ---------     ---------
                                                   ---------     ---------

A weighted average discount rate of 7.25% and 8.25% was used in determining net periodic postretirement benefit cost for the years ended December 31, 1996 and 1995, respectively.

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

Net periodic postretirement benefit cost in 1994 included the following components, in thousands:

                                          Reorganized
                                             Company             Predecessor
                                        ----------------------------------------
                                           Period from           Period from
                                        September 12, 1994     January 1, 1994
                                                to                    to
                                         December 31, 1994    September 11, 1994
--------------------------------------------------------------------------------
Service cost-benefits attributed to
 service during the period..............       $444                 $1,074
Interest cost on accumulated
 postretirement benefit obligation......        459                    986
Net amortization and deferral...........          -                    (72)
                                          ---------------      ----------------
 Net periodic postretirement
  benefit cost..........................       $903                 $1,988
                                          ---------------      ----------------
                                          ---------------      ----------------


A weighted average discount rate of 8.25% and 7.25% was used for the period from September 12, 1994 to December 31, 1994 and the period from January 1, 1994 to September 11, 1994, respectively.

For measurement purposes, the following ranges of graded rates were used in the per capita cost of covered medical benefits:

                                 Reorganized
                                   Company                       Predecessor
                      ---------------------------------------------------------
                                           Period from           Period from
                                        September 12, 1994     January 1, 1994
                                                to                    to
                       1996    1995      December 31, 1994    September 11, 1994
--------------------------------------------------------------------------------
Initial rates          9.5%    14.0%           15.0%                 14.0%

Termination rates      4.0%    5.0%             6.0%                  5.0%


The medical cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed medical cost trend rates by 1.0% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, 1995 and 1994 by $1.9 million, $2.9 million and $3.7 million, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $347,000, $632,000 and $584,000, respectively.

OTHER

The Company also sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots' plan. However, the Company made contributions of 5.0% in 1996, 5.0% in 1995 and 5.0% in 1994, of defined compensation pursuant to the terms of the flight attendants' plan. Effective January 1, 1994, the Company is required to contribute an additional 2.0% to participants in the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $1.1 million, $555,000 and $889,000 in 1996, 1995 and 1994, respectively.

Effective September 1, 1994, the Company is required to contribute 4.0% of eligible earnings to the IAM and salaried personnel plan. Contributions from the Company are required only for those employees who were participants in the plan as of September 1, 1993. Contributions to the IAM and salaried 401(k) plan totaled $1.6 million in 1996 and 1995 and $1.1 million in 1994, respectively.

10. CAPITAL STOCK, WARRANTS, RIGHTS AND OPTIONS

AUTHORIZED CAPITAL STOCK

In 1996, the shareholders of the Company approved (i) the conversion of the outstanding shares of Class B Common Stock into a like number of shares of Class A Common Stock and (ii) the amendment to the Company's Amended Articles of Incorporation to eliminate the Class B Common Stock and to designate the Company's Class A Common Stock as "Common Stock." The modification to the securities affected only the name and all other rights of the holders of Class A Common Stock remained the same. In 1996, the Restated Articles of Incorporation of the Company were further amended to increase the authorized number of shares of Common Stock from 40,000,000 shares to 60,000,000 shares. As a result of the amendment, the authorized capital stock of the Company consists of 60,000,000 shares of Common Stock, par value $.01 per share, and 2,000,000 shares of Preferred Stock, $.01 par value per share.

SPECIAL PREFERRED STOCK

As part of the AIP Investment, AIP received four shares of Series B Special Preferred Stock, which entitle AIP to nominate directors as described in Note
1. AFA, IAM and ALPA each received one share of Series C Special Preferred Stock, Series D Special Preferred Stock and Series E Special Preferred Stock, respectively, (collectively the "Special Preferred Stock") which entitle each union to nominate one director. The holders of each series of the Special Preferred Stock are entitled to fill a vacancy on the Board of Directors caused by the removal, resignation or death of a director nominated by that series if the Board fails to fill such vacancy within 30 days. AIP has agreed with each of IAM, ALPA and AFA that so long as the right to have a representative on the Board is in its respective collective bargaining agreement, AIP will vote its shares in favor of such union's nominee for the Board of Directors. In addition to the rights of the Special Preferred Stock described above, the Special Preferred Stock (i) is senior to Common Stock and each series is PARI PASSU with each other with respect to rights on liquidation, dissolution and winding up and will be entitled to receive $.01 per share, and no more, before any payments are made to holders of any stock ranking junior to the Special Preferred Stock; (ii) has no dividend rights other than at any time that a dividend is declared and paid on the Common Stock dividends in an amount per share equal to twice the dividend per share paid on the Common Stock will be paid on the Special Preferred Stock; (iii) is entitled to one vote per share and votes with the Common Stock as a single class on all matters submitted to the shareholders of the Company; (iv) automatically converts into one share of Common Stock upon the transfer of such share from the person to whom originally issued to any person that is not an affiliate of such person; and (v) does not have preemptive rights in connection with future issuances of the Company's capital stock.

WARRANTS

In January 1996, the Company issued the AMR Warrants to AMR, which entitle the holder to acquire up to 1,949,338 shares of Common Stock exercisable at $1.07 per share (as adjusted for anti-dilution provisions). One-half of the AMR Warrants are currently exercisable and expire, if not exercised, on September 11, 2001, but the balance of the AMR Warrants were to become exercisable only if American and the Company had entered into a code sharing arrangement by January 1, 1997. See Note 1.

Pursuant to the Reorganization Plan, the Company granted warrants to certain individuals (the "Reorganization Warrants"), which originally entitled such individuals to purchase 989,011 shares of Common Stock at an exercise price of $2.73 per share. Pursuant to the anti-dilution provisions of the Reorganization Warrants, upon consummation of the AIP Investment and the Offerings described in Note 1, the exercise price of the Reorganization Warrants was adjusted to $1.67 per share and the holders of the Reorganization Warrants received warrants to purchase an additional 629,961 shares of Common Stock. The holders of the Reorganization Warrants waived the anti-dilution provisions thereof in connection with the issuance of the AMR Warrants. The warrants have a five-year term, expiring September 12, 1999. As of December 31, 1996, 300,000 Reorganization Warrants had been exercised. Another 809,486 Reorganization Warrants were exercised in January 1997.

SHAREHOLDER RIGHTS PLAN

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

The AIP Investment would have rendered AIP a "10% Shareholder," as that term is defined in the Rights Plan, thereby triggering the distribution of preferred stock purchase rights to the Company's shareholders. Pursuant to the Rights Plan, the Board of Directors has the power to determine whether any person, including AIP, is or is not a "10% Shareholder," whether or not such a determination is adverse to any holder of PSP Rights. The Board determined that the AIP Investment would not render AIP a "10% Shareholder" and in anticipation of the AIP Investment, amended the Rights Plan to exclude the AIP Investment from triggering the distribution of the PSP Rights.

STOCK OPTION PLANS

Pursuant to the terms of the Reorganization Plan, 600,000 shares of the Company's Common Stock were reserved for issuance under a 1994 Stock Option Plan. In 1996, the Company adopted (i) a 1996 Stock Incentive Plan which reserved 2,000,0000 shares of Common Stock for issuance and provides for discretionary grants of options to the Company's employees and (ii) a 1996 Nonemployee Director Stock Option Plan which reserved 500,000 shares of Common Stock for issuance and provides for grants of options to members of the Board of Directors.

In February 1995, options to acquire 592,500 shares of Common Stock were granted under the 1994 Stock Option Plan. In May 1996, options to acquire the remaining 7,500 shares of Common Stock under the 1994 Stock Option Plan were granted (collectively with those granted in February 1995, the "1994 Options"). The 1994 Options are fully vested and may be exercised at $1.62 per share. As a result of an amendment to the 1994 Stock Option Plan in connection with the AIP Investment, the option exercise period was extended to February 2, 2005. As of December 31, 1996, 115,000 of the options had been exercised. No options had been exercised as of December 31, 1995.

In conjunction with the Offerings, options to acquire 607,500 shares of Common Stock were granted under the 1996 Stock Incentive Plan (the "1996 Options"). The 1996 Options immediately vested and were exercisable at $3.25 per share at any time prior to October 3, 1996. Options to acquire 592,500 shares of Common Stock were exercised through the issuance in the aggregate of $1.9 million in fully recourse, interest-bearing notes received from holders of the options who exercised. The outstanding balances on these notes as of December 31, 1996 have been reflected as a reduction to Shareholders' Equity in the accompanying balance sheets. The remaining options to acquire 15,000 shares of Common Stock were forfeited. The Company also subsequently granted under the provisions of the 1996 Stock Incentive Plan, additional options to acquire 200,000 shares of Common Stock ("the Executive Options") to executive management. The Executive Options may be exercised at $3.56 per share with varying amounts of options vesting through August 12, 2000 and expiring between August 12, 2001 and August 12, 2004, or as defined in the 1996 Stock Incentive Plan. As of December 31, 1996, no Executive Options had been exercised.

In November 1996, the Company also granted options to acquire 89,000 shares of Common Stock (the "Nonemployee Director Options") to Nonemployee Directors of the Company. The options are exercisable in full on May 4, 1997, subject to the provisions of the 1996 Nonemployee Director Stock Option Plan at an exercise price of $3.69 per share and expire on November 1, 1999. As of December 31, 1996, no Nonemployee Director Options had been exercised.

The Company applies the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," in accounting for its various plans. Noncash compensation expense of approximately $2.0 million for the 1994 Options was recognized during the year ended December 31, 1995. The remaining $182,000 of compensation cost was reflected as unearned compensation in the shareholders' equity section in the accompanying balance sheet as of December 31, 1995 and was recognized in January 1996. As discussed in Note 1, the AIP Investment constituted a change of control for purposes of the 1994 Stock Option Plan, thereby accelerating both the vesting and expiration date of the 1994 Options. In connection with the AIP Investment, the 1994 Stock Option Plan was amended to extend the 1994 Options exercise period to February 2, 2005. This amendment resulted in a new measurement date for the 1994 Options and approximately $782,000 of related noncash compensation expense was recorded in January 1996. As the 1996 Options were granted in conjunction with the Offerings, no compensation expense was required to be recognized. The Executive Options and Nonemployee Director Options were granted with an exercise price equivalent to the then tradeable value of the underlying Common Stock. Accordingly, no compensation expense was recorded for these options.

Had the Company determined compensation expense based on the fair value at the grant date for the 1994 Options, the 1996 Options, the Executive Options and the Nonemployee Director Options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                          Net Loss
                                  Net Loss         Per Common Stock Share
                           ---------------------  ------------------------
                              1996        1995       1996          1995
                           ---------   ---------  ----------   -----------
         As reported        $(1,533)    $(5,506)    $(0.05)      $(0.59)
         Pro forma           (1,935)     (5,924)     (0.06)       (0.63)

The per share weighted-average fair value of stock options granted during 1996 and 1995 was $0.79 and $4.46 on the date of grant using a Black Scholes option-pricing model with the following weighted-average assumptions:

                        Expected dividend yield         0.0%
                        Expected volatility            50.0%
                        Risk-free interest rate    4.05% to 7.55%
                        Expected life              Up to 7 years

Pro forma net loss reflects only options granted in 1996 and 1995.
Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the various options' vesting periods.

Stock option activity during the periods indicated is as follows:

                                                                            Weighted
                                         Shares of Common Stock            average of
                                     -------------------------------      exercise price
                                        Available for      Under           of shares
                                          options          plan            under plan
                                     -------------------------------      --------------
 Balance at December 31, 1994                        -             -        $         -
    Authorized
         1994 Stock Option Plan                600,000             -                  -
    Granted
         1994 Stock Option Plan               (592,500)      592,500               1.62
                                           ------------    ---------

 Balance at December 31, 1995                    7,500       592,500        $      1.62
                                                                            -----------
                                                                            -----------
    Authorized
         1996 Stock Incentive Plan           2,000,000             -                  -
         1996 Nonemployee Director Stock
              Option Plan                      500,000             -                  -
    Granted
         1994 Stock Option Plan                 (7,500)        7,500               1.62
         1996 Stock Incentive Plan            (807,500)      807,500               3.33
         1996 Nonemployee Director Stock
              Option Plan                      (89,000)       89,000               3.69

    Exercised
         1994 Stock Option Plan                      -      (115,000)              1.62
         1996 Stock Incentive Plan                   -      (592,500)              3.25

    Forfeited
         1996 Stock Incentive Plan              15,000       (15,000)              3.25
                                           ------------    ---------

 Balance at December 31, 1996                1,618,500       774,000        $      2.36
                                           ------------    ---------        -----------
                                           ------------    ---------        -----------


At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.62 to $3.69 and 5.8 years, respectively.

At December 31, 1996, the number of options exercisable was 485,000 and the weighted-average exercise price of those options was $2.36. No options were exercisable at December 31, 1995.

11. COMMITMENTS AND CONTINGENT LIABILITIES

LITIGATION

The Company is party to a small number of lawsuits. Two claims remain asserted against the Reorganized Company for alleged prepetition and/or administrative claims on or before the Effective Date of the Reorganization Plan. Management believes that the Reorganized Company has established adequate reserves for these bankruptcy related claims.

In addition, the Company is a party to several other claims and legal actions. In the opinion of management, and after consultation with legal counsel, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or financial condition.

AIRCRAFT MAINTENANCE

Maintenance on the Company's DC-10 aircraft fleet is being performed by American in accordance with the Federal Aviation Administration's (the "FAA") regulations and Hawaiian Airlines' approved maintenance program.

Due to the U.S. Government's decision to phase out the VLF/Omega stations, the Omega navigation system aboard the DC-10 aircraft must be updated to continue overseas operations. The current plan is to change to a dual Global Positioning System during special visits or checks scheduled for 1997. The estimated cost is $125,000 per aircraft.

Hawaiian Airlines anticipates that in the period 1997 through 2000, four of its 13 DC-9 aircraft will require a heavy airframe overhaul check (the "D Check"). The D Check for a DC-9 requires more than 10,000 man-hours of maintenance work and includes stripping the airframe, extensively testing the airframe structure and a large number of parts and components, and reassembling the overhauled airframe with new or rebuilt components. The Company anticipates each D Check to cost approximately $1,300,000.

As a result of certain incidents in 1989 and 1988 involving structural damage to aircraft in flight operated by carriers other than the Company, the FAA is requiring or is expected to require structural modifications and the replacement of certain parts, as well as the implementation of additional maintenance programs or changes to current programs, with respect to various types of aircraft over a certain age. These requirements vary, depending on the type of aircraft covered. Based on information currently available, the Company estimates that the total cost of complying with the aging aircraft requirements over the 1997 through 2000 period will approximate $600,000 per DC-9 aircraft.

In addition, the Company expects to incur approximately $100,000 per DC-9 aircraft per year, for maintenance required under a corrosion prevention and control program. This program is anticipated to continue indefinitely in the future.

During the period from 1997 through 2000, the Company anticipates continued implementation of its supplemental inspection document program for certain of its DC-9 aircraft which is estimated to range up to $50,000 per aircraft.

Also, the Company intends to standardize altimeters and altitude alerts and upgrade VHF navigation receivers on its DC-9 aircraft of which six will occur in 1997 at an estimated average cost of $47,000 per aircraft.

The estimated future cost of complying with FAA regulations as discussed in the preceding paragraphs will be in addition to the costs of the Company's current DC-10 and DC-9 fleet maintenance programs.

LOS ANGELES AIRPORT OPERATING TERMINAL

On December 1, 1985, the Company entered into an Interline Agreement with other airlines for, among other things, the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport ("Facilities"). Current tenants and participating members of LAX Two Corporation (the "Corporation"), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under a lease agreement. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental. All leases of the Corporation are accounted for as operating leases with related future commitments as of December 31, 1996 amounting to approximately $195.3 million. Rent expense relating to these operating leases totaled $4.8 million, $5.9 million and $4.4 million in 1996, 1995 and 1994, respectively.

Member airlines pay the expenses associated with the Facilities on a prorata share basis calculated primarily upon their respective numbers of passengers utilizing the Facilities. The Company accounts for its obligation under this agreement as an operating lease and incurred $750,000, $842,000 and $737,000 of rent expense in 1996, 1995 and 1994, respectively.

FREQUENT FLYER PROGRAM

The Company's Gold Plus frequent flyer program was initiated in 1983. As of December 31, 1996 and 1995, the Company's Gold Plus membership had more than 571,000 and 560,000 members, respectively, including approximately 349,000 and 361,000 active members, respectively.

The Gold Plus program rewards its members with mileage credits primarily for travel on Hawaiian Airlines. Gold Plus members are entitled to a choice of various awards based on accumulated mileage, with a majority of the awards being certain free air travel at a later date. Travel awards available in the Gold Plus program range from a 5,000 award, which offers a one-way Interisland flight, to 60,000 and 65,000 mile awards, which offer a round trip first-class Transpac flight and round trip first-class Southpac flight, respectively. Miles traveled under the Gold Plus program are accounted for as revenue passenger miles, which, in turn, are used in the calculation of the Company's yield. Non-travel awards are valued at the incremental cost of tickets exchanged for such awards.

The Company recognizes a liability in the period in which members have accumulated sufficient mileage points to allow for award redemption. The liability is adjusted based on net mileage earned and utilized for award redemption an a monthly basis. The incremental cost method is used, computed primarily on the basis of fuel and catering costs, exclusive of any overhead or profit margin. In estimating the amount of such incremental costs to be accrued in the liability for potential future Gold Plus free travel, a current average cost per award mile is determined. Incremental fuel expended per passenger is based on engineering formulas to determine the quantity used for the weight of each added passenger and baggage. Such incremental quantity of fuel is priced at current levels. Catering is based on average cost data per passenger for the most recent 12 month period.

As of December 31, 1996 and 1995, Gold Plus members had accumulated approximately 2.4 billion and 3.3 billion miles, respectively, representing liabilities totaling approximately $800,000 and $489,000, respectively. The Company's accruals assume full redemption of mileage points. During the years ended December 31, 1996, 1995 and 1994, 857 million, 581 million and 636 million award miles were redeemed, respectively.

The Company believes that the usage of free travel awards will not result in the displacement of revenue customers and, therefore, such usage will not materially affect the Company's liquidity or operating results. The use of free travel awards is subject to review by the Company to limit the possibility of displacing revenue passengers. Usage of Gold Plus travel redemption accounted for approximately 2.9%, 2.2% and 2.7% of Interisland traffic and a negligible percentage of Transpac and Southpac traffic in 1996, 1995 and 1994, respectively.

12. RELIANCE ON THIRD PARTIES

The Company has entered into agreements with contractors, including American, Northwest Airlines, Inc. ("Northwest") and certain other airlines, to provide certain facilities and services required for its operations, including aircraft, code sharing, reservations, computer services, frequent flyer programs, aircraft maintenance, passenger processing, fuel, ground facilities, baggage and cargo handling and personnel training. This reliance on third parties to provide services subjects the Company to various risks, including the risk that such services could be discontinued without adequate replacement services being available.

The Company leases all of its DC-10 aircraft from American. American maintains these aircraft and the Company pays a minimum monthly charge for maintenance services, monthly in arrears. During 1996, the Company incurred approximately $56.4 million of lease and maintenance expenses under the American DC-10 aircraft leases. American has the right to terminate its obligation to provide aircraft maintenance services on and after January 1, 1999, upon 180 days prior notice. If American terminated the maintenance arrangement, the Company would have to seek an alternate source of maintenance service or maintain its DC-10s by itself, and no assurance can be given that the Company would be able to do so on a basis that is as cost-effective as the American maintenance arrangement. The Company also participates in American's AAdvantage frequent flyer program and SABRE reservation system. The Company's participation in the AAdvantage program expires in 1997, subject to renewal, and its participation in SABRE expires in 2001.

The Company purchases almost all of its aviation fuel from Northwest pursuant to an agreement between the two companies which provides that, in case of shortages, Northwest will provide fuel to its own fleet first and then a portion of the remaining fuel available will be allocated between Hawaiian Airlines and any other applicable airlines. The agreement requires Northwest to provide Hawaiian Airlines with aviation fuel at Northwest's actual acquisition cost without markup for profit and with reimbursement only for out-of-pocket costs. The agreement is renewed automatically on December 31 of each year unless canceled by either of the parties with 90 days written notice. Hawaiian Airlines is prohibited from reselling such fuel. No assurance can be given that the Company would be able to secure an adequate supply of fuel from alternate sources if a fuel shortage were to cause the supply from Northwest to be inadequate or if Northwest were to cancel the agreement. The Company paid Northwest approximately $70.9 million, $53.0 million and $43.9 million for the fuel supplied under this agreement in 1996, 1995 and 1994, respectively. Further, effective July 1996, the Company entered into a cooperative marketing agreement with Northwest, which provides for extensive marketing cooperation, including a code sharing arrangement and frequent flyer participation.

13. CONCENTRATION OF BUSINESS RISK

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


HAWAIIAN AIRLINES, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
UNAUDITED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                               First      Second      Third      Fourth
                                                              Quarter     Quarter    Quarter     Quarter
--------------------------------------------------------------------------------------------------------
1996:
  Operating revenues........................................  $94,062     $96,009    $101,213    $93,189
  Operating income (loss)...................................      396       3,104       4,592     (6,065)
  Net income (loss).........................................     (582)      1,538       1,369     (3,858)
  Net income (loss) per Common Stock Share..................    (0.03) *     0.05 *      0.05 *    (0.10) *

                                                               First      Second      Third      Fourth
                                                              Quarter     Quarter    Quarter     Quarter
--------------------------------------------------------------------------------------------------------
1995:
  Operating revenues........................................  $75,508     $85,464    $ 93,355    $92,577
  Operating income (loss)...................................   (7,427)        431       4,436        659
  Net income (loss).........................................   (8,294)       (451)      3,363       (124)
  Net income (loss) per Common Stock Share..................    (0.88) *    (0.05) *     0.33 *    (0.01) *

*   Includes shares reserved for issuance under the consolidated Plan of Reorganization dated September 21, 1993, as amended.


HAWAIIAN AIRLINES, INC.
SELECTED FINANCIAL AND STATISTICAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  REORGANIZED COMPANY                      PREDECESSOR
                                                          -------------------------------------------------------------------------
                                                                                 PERIOD FROM    PERIOD FROM
                                                                                 SEPTEMBER 12,   JANUARY 1,
                                                                                   1994 TO        1994 TO
                                                                                  DECEMBER 31,  SEPTEMBER 11,
                                                            1996         1995        1994          1994        1993         1992
------------------------------------------------------------------     --------     -------      --------    --------    ----------
Summary of Operations:
 Operating revenues.....................................  $384,473     $346,904     $89,157      $216,823    $304,109    $ 395,076
 Operating expenses.....................................   382,446      348,805      95,425       223,244     328,947      506,117
                                                          --------     --------     -------      --------    --------    ----------
 Operating loss.........................................     2,027       (1,901)     (6,268)       (6,421)    (24,838)    (111,041)
 Interest expense, net..................................    (2,432)      (3,579)       (968)         (850)     (4,706)     (11,217)
 Gain (loss) on disposition of equipment................      (729)        (233)        558            45        (659)      (1,075)
 Gain on sale of routes.................................         -            -           -             -           -       41,702
 Other, net.............................................      (297)         207         527           502       1,312         (321)
 Reorganization expenses................................         -            -           -       (13,950)    (52,637)           -
                                                          --------     --------     -------      --------    --------    ----------
 Loss before income taxes, extraordinary items and
  cumulative effect of change in accounting principle...    (1,431)      (5,506)     (6,151)      (20,674)    (81,528)     (81,952)
 Income taxes...........................................      (868)           -           -             -           -            -
                                                          --------     --------     -------      --------    --------    ----------
 Loss before extraordinary items and cumulative
  effect of change in accounting principle..............    (2,299)      (5,506)     (6,151)      (20,674)    (81,528)     (81,952)
 Extraordinary items, net of income taxes...............       766            -           -       190,063      12,104      108,722
                                                          --------     --------     -------      --------    --------    ----------
 Income (loss) before cumulative effect of change in
  accounting principle..................................    (1,533)      (5,506)     (6,151)      169,389     (69,424)      26,770
 Cumulative effect of change in accounting principle....         -            -           -             -           -        2,192
                                                          --------     --------     -------      --------    --------    ----------
 Net income (loss)......................................  $ (1,533)    $ (5,506)    $(6,151)     $169,389    $(69,424)   $  28,962
                                                          --------     --------     -------      --------    --------    ----------
                                                          --------     --------     -------      --------    --------    ----------

Loss per Common Stock Share:**
 Before extraordinary items and cumulative effect
  of change in accounting principle.....................  $  (0.07)**  $  (0.59)**  $ (0.65)**   $    N/M*   $    N/M*   $     N/M*
 Extraordinary items, net...............................      0.02 **         - **        - **        N/M*        N/M*         N/M*
 Cumulative effect of change in
  accounting principle...................................        - **         - **        - **        N/M*        N/M*         N/M*
                                                          --------     --------     -------      --------    --------    ----------
 Net loss................................................  $ (0.05)**  $  (0.59)**  $ (0.65)**   $    N/M*   $    N/M*   $     N/M*
                                                          --------     --------     -------      --------    --------    ----------
                                                          --------     --------     -------      --------    --------    ----------

HAWAIIAN AIRLINES, INC.
SELECTED FINANCIAL AND STATISTICAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

                                                                     REORGANIZED COMPANY                    PREDECESSOR
                                                              -------------------------------   -----------------------------------
                                                                         DECEMBER 31,                               DECEMBER 31,
                                                              -------------------------------   SEPTEMBER 11,  --------------------
                                                                 1996       1995        1994        1994         1993        1992
                                                              ---------  --------    --------   -------------  --------    --------
Weighted Average Shares Outstanding.........................     30,975     9,400**    9,400**      7,137         6,170      5,123
Shareholders' Equity Per Share..............................       2.12      3.10**     3.60**        N/M*          N/M*       N/M*
Shares Outstanding at Year End..............................     39,167     9,400**    9,400**      7,137         7,136      5,713

Balance Sheet Items:
   Total assets.............................................   $196,289  $161,640   $163,301     $167,211      $105,540   $105,743
   Property and equipment, net..............................     45,794    41,391     37,756       33,312        36,558     38,956
   Long-term debt, excluding current portion................      6,353     5,523     14,152       11,421         2,615      1,800
   Capital lease obligations, excluding current portion.....      7,387    10,102     12,764       12,591             -          -
   Redeemable Preferred Stock and Preference Stock..........          -         -          -            -             -      5,354
   Shareholders' equity (deficit)...........................     82,873    29,178     33,849       40,000      (209,882)  (142,720)


 * Not Meaningful - Per share data is not meaningful as the Predecessor was recapitalized and adopted fresh start reporting as of September 12, 1994.

** Includes shares reserved for issuance under the consolidated Plan of Reorganization dated September 21, 1993, as amended.

HAWAIIAN AIRLINES, INC.
SELECTED FINANCIAL AND STATISTICAL DATA (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (CONTINUED)


                                                        1996           1995           1994            1993           1992
                                                     ---------      ---------      ---------       ---------       ---------
SCHEDULED OPERATIONS:
  Revenue passengers.............................        4,971          4,781          4,584           4,337           4,647
  Revenue passenger miles........................    3,324,005      3,171,366      2,880,339       2,870,713       3,322,045
  Available seat miles...........................    4,571,955      4,238,319      3,995,649       3,850,133       4,710,795
  Passenger load factor..........................        72.7%          74.8%          72.1%           74.6%           70.5%
  Cargo tons.....................................           32             29             23              20              16
  Revenue ton miles..............................      392,387        365,320        324,096         314,725         353,067
  Revenue plane miles............................       19,055         17,619         16,243          15,256          20,909
  Passenger revenue per passenger mile...........          9.8 CENTS      9.4 CENTS      9.7 CENTS       9.5 CENTS      10.3 CENTS
OVERSEAS CHARTER OPERATIONS:
  Revenue passengers............................           190            155              1              14             127
  Revenue passenger miles.......................       515,982        425,797          2,202          14,620         232,447
  Available seat miles..........................       528,787        439,142          4,141          20,938         291,239


                       INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors
Hawaiian Airlines, Inc.:


Under date of February 18, 1997, we reported on the balance sheets of Hawaiian Airlines, Inc. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995, the period September 12, 1994 through December 31, 1994 and the period January 1, 1994 through September 11, 1994, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in item 14(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

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

/s/ KPMG Peat Marwick LLP
Honolulu, Hawaii
February 18, 1997

HAWAIIAN AIRLINES, INC.
VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (REORGANIZED COMPANY)


              COLUMN A                COLUMN B            COLUMN C            COLUMN D   COLUMN E
                                                         ADDITIONS
                                                  ------------------------
                                                     (1)           (2)
                                     Balance at   Charged to    Charged to                Balance
                                      Beginning    Costs and      Other                    at End
             Description               of Year     Expenses      Accounts    Deductions   of Year
-------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

    1996...............................$  800         641            -          941(b)     $ 500
                                       ----------------------------------------------------------
                                       ----------------------------------------------------------
    1995.............................. $  500         719            -          419(b)     $ 800
                                       ----------------------------------------------------------
                                       ----------------------------------------------------------

    1994...............................$  800         422           326(a)    1,048(b)     $ 500
                                       ----------------------------------------------------------
                                       ----------------------------------------------------------

ALLOWANCE FOR OBSOLESCENCE OF FLIGHT EQUIPMENT
    EXPENDABLE PARTS AND SUPPLIES:

    1996...............................$  315          -             -           -         $ 315
                                       ----------------------------------------------------------
                                       ----------------------------------------------------------

    1995...............................$  315          -             -           -         $ 315
                                       ----------------------------------------------------------
                                       ----------------------------------------------------------

    1994...............................$1,212          -             -          897(a)     $ 315
                                       ----------------------------------------------------------
                                       ----------------------------------------------------------


(a) Adjustments due to the commencement of fresh start reporting on September 12, 1994

(b) Doubtful accounts written off, net of recoveries