Form 10-Q
period 1997-03-31
HAWAIIAN AIRLINES INC/HI
filed 1997-05-15
CIK 46205

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997


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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

   As of May 1, 1997, 39,856,364 shares of Common Stock shares were outstanding.

                  PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

Hawaiian Airlines, Inc.
Condensed Balance Sheets (in Thousands) (Unaudited)


                                                                              March 31,     December 31,
                                                                                1997            1996
--------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash and cash equivalents...............................................   $  45,072      $  37,237
  Accounts receivable, net................................................      30,076         28,022
  Inventories, net........................................................       8,336          7,050
  Assets held for sale....................................................       1,344          1,344
  Prepaid expenses........................................................       4,541          4,845
                                                                              ----------    ---------
   Total current assets...................................................      89,369         78,498
                                                                              ----------    ---------
Property and equipment, less accumulated depreciation and
  amortization of $11,816 and $10,161 in 1997 and 1996, respectively......      53,239         45,794
Assets held for sale......................................................       4,823          5,083
Other assets..............................................................       5,226          4,362
Reorganization value in excess of amounts
  allocable to identifiable assets, net...................................      61,668         62,552
                                                                              ----------    ---------
   Total Assets...........................................................  $  214,325      $ 196,289
                                                                              ----------    ---------
                                                                              ----------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt......................................        2,213          2,247
  Current portion of capital lease obligations...........................        3,545          2,912
  Accounts payable.......................................................       28,257         26,799
  Air traffic liability..................................................       41,038         25,524
  Accrued liabilties.....................................................       10,443         12,623
                                                                             -----------    ---------
   Total current liabilities.............................................       85,496         70,105
                                                                             -----------    ---------
Long-Term Debt...........................................................        5,832          6,353
Capital Lease Obligations................................................       11,328          7,387
Other Liabilities and Deferred Credits...................................       29,846         29,571

Shareholders' Equity:
  Common and Special Preferred Stock.....................................          401            393
  Captial in excess of par value.........................................       97,615         95,827
  Warrants...............................................................        1,108          1,557
  Notes receivable from Common Stock sales...............................       (1,714)        (1,714)
  Accumulated deficit....................................................      (15,587)        (13,190)
                                                                              -----------    ---------
   Shareholders' equity..................................................       81,823          82,873
                                                                              ----------    ---------

   Total Liabilities and Shareholders' Equity............................    $ 214,325       $ 196,289
                                                                              -----------    ---------
                                                                              ----------    ---------

Hawaiian Airlines, Inc.
Condensed Statements of Operations (in thousands, except per share data) (Unaudited


                                                                  Three Months Ended
                                                                      March 31,
                                                           ---------------------------
                                                              1997              1996
---------------------------------------------------------------------------------------------------

Operating Revenues:
   Passenger...........................................    $  81,015         $  79,811
   Charter.............................................       10,737             6,971
   Cargo...............................................        5,076             4,813
   Other...............................................        2,938             2,467
                                                          -----------       ------------
      Total............................................       99,766            94,062
                                                          -----------       ------------

Operating Expenses:
   Wages and benefits..................................       29,531            29,077
   Aircraft fuel, including taxes and oil..............       21,805            17,018
   Maintenance materials and repairs...................       18,607            15,479
   Rentals and landing fees............................        9,060             8,428
   Sales commissions...................................        3,370             3,506
   Depreciation and amortization.......................        2,602             2,026
   Other...............................................       19,295            18,132
                                                          -----------       ------------
      Total............................................      104,270            93,666
                                                          -----------       ------------

Operating Income (Loss)................................       (4,504)              396
                                                          -----------       ------------

Nonoperating Income (Expense):
  Interest expense, net................................          (51)             (956)
  Gain on disposition of equipment.....................            -                 8
  Other, net...........................................         (239)              (30)
                                                          -----------       ------------
     Total.............................................         (290)             (978)
                                                          -----------       ------------

Loss Before Income Taxes...............................       (4,794)             (582)

Income Tax Benefit.....................................        2,398                 -
                                                          -----------       ------------

Net Loss...............................................    $  (2,396)         $   (582)
                                                          -----------       ------------
                                                          -----------       ------------

Net Loss Per Common Stock Share........................    $   (0.06)         $  (0.03)
                                                          -----------       ------------
                                                          -----------       ------------
Weighted Average Number of Common Stock
  Shares Outstanding...................................       39,384            21,521
                                                          -----------       ------------
                                                          -----------       ------------



Condensed Statements of Cash Flows (in thousands) (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                      -------------------
                                                                       1997        1996
-----------------------------------------------------------------------------------------


Cash Flows From Operating Activities:
  Net loss.......................................................   $ (2,396)   $   (582)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation and amortization................................      2,602       2,026
    Net periodic postretirement benefit cost.....................        321         567
    Stock option compensation....................................          -         964
    Gain on disposition of equipment.............................          -          (8)
    Increase in accounts receivable..............................     (2,054)     (3,847)
    Decrease (increase) in inventories...........................     (1,286)         94
    Decrease in prepaid expenses.................................        304         561
    Increase (decrease) in accounts payable......................      1,458      (1,407)
    Increase (decrease) air traffic liability....................     15,514      (1,690)
    Decrease in accrued liabilities..............................     (2,180)     (5,758)
    Other, net...................................................       (543)      1,135
                                                                     --------     --------
        Net cash provided by (used in) operating activities......     11,740      (7,945)
                                                                     --------     --------
Cash Flows From Investing Activities:
  Purchase of property and equipment.............................     (3,771)     (1,680)
  Net proceeds from disposition of equipment.....................        336         519
                                                                     --------     --------

        Net cash used in investing activities....................     (3,435)     (1,161)
                                                                     --------     --------

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock.........................      1,348       20,000
  Issuance of long-term debt.....................................        171          124
  Repayment of long-term debt....................................       (726)      (2,311)
  Repayment of capital lease obligations.........................     (1,263)        (644)
                                                                    ---------    --------
        Net cash provided by (used in) financing activities......       (470)      17,169
                                                                   ---------     --------
        Net increase in cash and cash
          equivalents............................................      7,835        8,063

Cash and cash equivalents - Beginning of Period..................     37,237        5,389
                                                                  ----------      --------
Cash and cash equivalents - End of Period........................  $  45,072     $ 13,452
                                                                  ----------      --------
                                                                  ----------      --------


Hawaiian Airlines, Inc.
Statistical Data (in thousands, except as otherwise indicated) (Unaudited)



                                                                  Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                  1997           1996
                                                               ----------      --------
SCHEDULED OPERATIONS:
  Revenue passengers flown ...............................        1,226           1,269
  Revenue passenger miles ("RPM") ......................        790,956         809,797
  Available seat miles ("ASM") .........................      1,166,013       1,112,525
  Passenger load factor ..................................        67.8%           72.8%
  Revenue ton miles ......................................       90,366          94,600
  Revenue plane miles ....................................        4,689           4,681
  Passenger revenue per passenger mile ("Yield").........    10.2 CENTS       9.9 CENTS

OVERSEAS CHARTER OPERATIONS:
  Revenue passengers flown ...............................           70              46
  RPM ....................................................      188,118         125,660
  ASM ....................................................      214,624         131,767


Hawaiian Airlines, Inc.
Notes to Condensed Financial Statements (Unaudited)

1. Basis of Presentation

In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and statements of cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") as of March 31, 1997 and December 31, 1996. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1996, which are incorporated herein by reference.

Certain reclassifications have been made to conform prior year's data to current year's presentation.

2. Income Taxes

The Company's reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current United States corporate statutory rate of 35.0%. For the first quarter 1997, an estimated interperiod tax benefit of $2.4 million has been reflected in the accompanying condensed statements of operations. As the Company presently expects that its full year 1997 results will require a provision for income taxes, the estimated tax benefit recorded in first quarter 1997 reflects management's estimate of the annual effective tax rate. No benefit was recorded for first quarter 1996 as the amount was considered to be not material.

3. New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in the fourth quarter of 1997. SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of Common Stock shares outstanding for the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share data presented. Management does not expect adoption of SFAS No. 128 to have a material impact on the Company's reported earnings per share, financial position or results of operations.

In February 1997, the FASB also issued SFAS No. 129, "Disclosure of
Information about Capital Structure," which lists required disclosures about capital structure that had been included in a number of previously existing statements and opinions. SFAS No. 129 is effective for periods ending after December 15, 1997. The Company will adopt the provisions of SFAS No. 129 in its financial statements for 1997 and does not expect adoption to have a material effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act and involve risks and uncertainties. Although the Company believes that the assumptions on which any forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part I, Item I, Business and heretofore, as well as those discussed elsewhere in this Form 10-Q. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this cautionary statement.

                            Results of Operations

During first quarter 1997, the Company incurred operating and net losses of $4.5 million and $2.4 million, respectively. This compares to $396,000 of operating income and $582,000 of net loss in first quarter 1996. Quarter over quarter, the Company's operating and net results were primarily impacted by (1) softness in travel demand and high fuel prices continuing into first quarter 1997 from fourth quarter 1996 and (2) higher maintenance operating costs.

Preliminary statistics from the Hawaii Visitor and Convention Bureau show a decline of 4.4% in the total number of visitors to Hawaii in the first two months of 1997, as compared to the same period in 1996. Total visitors in March 1997 increased by 4.3% when compared to March 1996, resulting in a net overall decrease in total visitors of 1.4% quarter over quarter. Through the first two months of first quarter 1997, the Company carried approximately 28,000 less revenue passengers, a decrease of 3.3% period over period. Consistent with total visitor counts to Hawaii, the trend reversed in March 1997, as the Company carried approximately 9,000 or 2.0% more revenue passengers than it did in March 1996. Advance bookings for second quarter 1997 are currently ahead of 1996 levels. Fuel prices also appear to have stabilized and have started to decrease. Management is unable to predict whether advance bookings will hold at their present levels or that fuel prices will continue to stabilize and decrease, as the cost of fuel can fluctuate significantly in response to global market conditions.

The following table compares first quarter 1997 operating passenger revenues and statistics to those in first quarter 1996, in thousands, except as otherwise indicated:

                              Three Months Ended
                                   March 31,
                           -------------------------      Increase
                              1997           1996        (Decrease)       %
                           -------------------------     -----------    ------

Interisland:
 Passenger revenues.......  $ 34,531       $ 34,275        $    256        0.7
 Revenue passengers flown.      951            992             (41)      (4.1)
 RPM......................  126,379        130,642          (4,263)      (3.3)
 ASM......................  217,258        221,453          (4,195)      (1.9)
 Passenger load factor....    58.2%          59.0%            (0.8)      (1.4)
 Yield....................    27.3 CENTS     26.2 CENTS        1.1 CENTS  4.2

Transpacific ("Transpac"):
 Passenger revenues....... $ 42,315       $ 41,413         $    902       2.2
 Revenue passengers flown.      263            264              (1)      (0.4)
 RPM......................  631,723        644,896         (13,173)      (2.0)
 ASM......................  887,465        824,968          62,497        7.6
 Passenger load factor....    71.2%          78.2%            (7.0)      (9.0)
 Yield....................     6.7 CENTS      6.4 CENTS        0.3 CENTS  4.7

SouthPacific ("Southpac"):
 Passenger revenues....... $ 4,169         $  4,123        $    46        1.1
 Revenue passengers flown.      12               13             (1)      (7.7)
 RPM......................  32,854           34,259         (1,405)      (4.1)
 ASM......................  61,290           66,104         (4,814)      (7.3)
 Passenger load factor....   53.6%            51.8%             1.7       3.3
 Yield....................   12.7 CENTS       12.0 CENTS        0.7 CENTS 5.8

Overseas Charter:
 Charter revenues......... $ 10,737        $  6,971        $ 3,766       54.0
 Revenue passengers flown.       70              46             24       52.2
 RPM......................  188,118         125,660         62,458       49.7
 ASM......................  214,624         131,767         82,857       62.9

Passenger revenues totaled $81.0 million during first quarter 1997, an increase of $1.2 million or 1.5% over 1996 first quarter passenger revenues of $79.8 million. The majority of the increase was associated with Interisland and Transpac passenger revenues increasing period over period by $256,000 and $902,000, respectively. Slight decreases in both Interisland and Transpac revenue passengers flown and RPM were offset by incremental increases in yield.

Overseas charter revenues totaled $10.7 million in first quarter 1997, representing an increase of $3.8 million or 54.0% from first quarter 1996. The increase was due to the Company operating in first quarter

1997, eight charters per week to Las Vegas, Nevada and effective February 1997, three charters per week to Anchorage, Alaska. The Company operated six charters per week solely to Las Vegas in first quarter 1996.

The following table compares operating expenses per ASM for first quarter 1997 with first quarter 1996 by major category:



                                                     Three Months Ended
                                                         March 31,
                                                 ---------------------------      Increase
                                                     1997            1996        (Decrease)          %
                                                 ---------------------------     -------------------------

Wages and benefits ...........................      2.14 CENTS    2.34 CENTS       (0.20) CENTS     (8.5)
Aircraft fuel, including taxes and oil .......      1.58          1.37              0.21            15.3
Maintenance materials and repairs ............      1.35          1.24              0.11             8.9
Rentals and landing fees .....................      0.66          0.68             (0.02)           (2.9)
Sales commissions ............................      0.24          0.28             (0.04)          (14.3)
Depreceiation and amortization ...............      0.19          0.16              0.03            18.8
Other ........................................      1.40          1.46             (0.06)           (4.1)
                                                   -----         -----             ------          -------
         Total ...............................      7.56 CENTS    7.53 CENTS        0.03 CENTS       0.4
                                                   -----         -----             ------          -------
                                                   -----         -----             ------          -------



Wages and benefits per ASM decreased by 0.20 CENTS or 8.5% quarter over quarter. The decrease was due to an overall increase in ASM in first quarter 1997 versus first quarter 1996 of 11.0%, primarily from the Transpac and Overseas Charter markets, offset by a 1.6% increase in wages and benefits.

Aircraft fuel cost, including taxes and oil, per ASM increased in first quarter 1997 over first quarter 1996 by 0.21 CENTS or 15.3%. The average cost of aircraft fuel per gallon, excluding taxes, increased by 12.4 CENTS or 19.5% in first quarter 1997 versus first quarter 1996. The Company also consumed approximately 1.9 million or 8.1% more gallons of aircraft fuel due to increased long-haul flying in first quarter 1997 as compared to first quarter 1996.

Maintenance materials and repairs per ASM also increased by 0.11 CENTS or 8.9% as period over period the Company incurred (1) $2.0 million more in DC-10 maintenance expense since the Company utilized ten DC-10 aircraft in first quarter 1997 versus seven in first quarter 1996 and (2) $1.1 million more in DC-9 engine repairs, while ASM increased 11.0%.

Depreciation and amortization per ASM increased by .03 CENTS or 18.8%. The Company incurred approximately $507,000 more of depreciation and amortization in first quarter 1997 compared to first quarter 1996 primarily due to $400,000 of additional depreciation and amortization on capitalized portions of scheduled DC-9 checks and overhauls.

All other decreases in operating expenses per ASM as compared to first quarter 1996 were principally due to an overall increase in ASM period over period of 11.0%.

                    Liquidity and Capital Resources

As of March 31, 1997, the Company had working capital of $3.9 million, representing a $4.5 million decrease from $8.4 million of working capital at December 31, 1996. The decrease is primarily attributed to a $15.5 million increase in air traffic liability being offset by related increases in cash and cash equivalents and accounts receivable of $9.9 million.

Effective March 7, 1997 through September 30, 1997, a 10.0% excise tax on each ticket sold (other than Transpac flights), a 6.25% cargo excise tax and a $6.00 international departure tax (including Transpac and Overseas Charter flights) were reinstated. The Company has and will adjust its fares accordingly based upon prevailing market conditions. There can be no assurance that the Company will be able to maintain its current fare levels or predict with any certainty the effects on its fares should the taxes lapse and/or be reinstated. Although not quantifiable, management believes a significant portion of the activity in air traffic liability, cash and cash equivalents and accounts receivable to be attributable to increased sales activity in advance of (1) the peak summer travel period and (2) the reinstatement of the aforementioned excise taxes.

Operating activities for first quarter 1997 provided $11.7 million in cash and cash equivalents, primarily due to the increase in air traffic liability as discussed above. In first quarter 1997, the Company expended $3.8 million of its $20.1 million in planned capital expenditures for 1997. Capitalized portions of scheduled DC-9 checks and overhauls, consolidation of the Company's overseas passenger and baggage processing operations into the Honolulu Interisland Terminal and the first of a series of investments in improved software, related hardware and implementation costs represent a majority of these first quarter 1997 capital expenditures.

Effective March 1, 1997, the Company has entered into petroleum hedging contracts to provide some short-term protection against the possible future increase in aircraft fuel costs. The petroleum hedging contracts cover approximately 25% of the Company's anticipated aircraft fuel needs for the next 11 months. At March 31, 1997, the Company had petroleum hedging contracts outstanding with an aggregate notional value of $11.7 million. The Company is exposed to credit loss in the event of nonperformance by the counterparties on the petroleum hedging contracts; however, management does not anticipate nonperformance by the counterparties.

The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash on hand at March 31, 1997 of $45.1 million, internally generated funds and a credit facility with total availability of $12.3 million as of March 31, 1997 with aggregate term loans and letters of credit outstanding in the amounts of $6.4 million and $100,000, respectively. The Company will continue to consider various borrowing or leasing options to supplement its cash requirements.

                        PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        No material developments in matters previously reported or reportable events arising in the three months ended March 31, 1997 were noted.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

Exhibit 10.1 Code Share Agreement, dated January 6, 1997, between the Company and Wings West Airlines, Inc.

Exhibit 10.2 Amendment No. 1 to Code Share Agreement, dated as of January 21, 1997, between the Company and Wings West Airlines, Inc.

Exhibit 10.3   Information Technology Services Agreement, dated as of
               February 1, 1997, between the Company and Electronic Data Systems Corporation

Exhibit 10.4 Aircraft Lease Agreement, dated as of January 3, 1997, between the Company and American Airlines, Inc.

Exhibit 10.5 Separation Agreement and Complete Settlement and Release of All Claims, dated as of February 1997, between the Company and Bruce R. Nobles

Exhibit 10.6 Employment Agreement, effective as of April 14, 1997, between the Company and Paul John Casey

Exhibit 27     Financial Data Schedule.

        (b) Reports on Form 8-K

                 (1) Current Report on Form 8-K dated January 7, 1997 (date of event-December 24, 1996) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Proforma Financial Information and Exhibits;"
                 (2) Current Report on Form 8-K dated March 4, 1997 (date of event-February 27, 1997) reporting Item 5 "Other Events" and Item 7 "Financial Statements, Pro forma Financial Information and Exhibits."

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HAWAIIAN AIRLINES, INC.

May 15, 1997                              By  /s/ John L. Garibaldi
                                             -------------------------
                                              John L. Garibaldi
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)