Form 10-Q
period 1997-06-30
HAWAIIAN AIRLINES INC/HI
filed 1997-08-08
CIK 46205

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997


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


As of July 15, 1997, 40,182,600 shares of Common Stock were outstanding.

                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hawaiian Airlines, Inc.
Condensed Balance Sheets (in thousands) (Unaudited)


                                                      June 30,    December 31,
                                                       1997           1996
-------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents........................     $  33,618       $  37,237
   Accounts receivable, net.........................        31,494          28,022
   Inventories, net.................................         9,372           7,050
   Assets held for sale.............................         1,344           1,344
   Prepaid expenses.................................         3,230           4,845
                                                         ----------      ----------
      Total current assets..........................        79,058          78,498
                                                         ----------      ----------

Property and equipment, less accumulated
   depreciation and amortization of $13,587
   and $10,161 in 1997 and 1996, respectively.......        57,071          45,794
Assets held for sale................................         4,454           5,083
Other assets........................................         7,135           4,362
Reorganization value in excess of amounts
   allocable to identifiable assets,
   net ("Excess Reorganization Value")............          60,784          62,552
                                                          ---------       ----------

      Total Assets..................................     $ 208,502      $  196,289
                                                         ---------       ----------
                                                         ---------       ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt................     $   2,228      $    2,247
   Current portion of capital lease obligations.....         4,145           2,912
   Accounts payable.................................        26,984          26,799
   Air traffic liability............................        30,671          25,524
   Accrued liabilities..............................        11,853          12,623
                                                         ----------      ----------
      Total current liabilities.....................        75,881          70,105
                                                         ----------      ----------

Long-Term Debt......................................         5,710           6,353
Capital Lease Obligations...........................        12,645           7,387
Other Liabilities and Deferred Credits..............        30,628          29,571

Shareholders' Equity:
   Common and Special Preferred Stock...............           404             393
   Capital in excess of par value...................        98,279          95,827
   Warrants.........................................         1,052           1,557
   Notes receivable from Common Stock sales.........        (1,714)         (1,714)
   Accumulated deficit..............................       (14,383)        (13,190)
                                                         ----------      ----------

      Shareholders' equity..........................        83,638          82,873
                                                         ----------      ----------

      Total Liabilities and Shareholders' Equity....     $ 208,502      $  196,289
                                                         ----------      ----------
                                                         ----------      ----------



Hawaiian Airlines, Inc.
Condensed Statements of Operations
   (in thousands, except per share data) (Unaudited)


                                Three Months Ended            Six Months Ended
                                      June 30,                   June 30,
                                ----------------------------------------------
                              1997          1996         1997          1996
------------------------------------------------------------------------------

Operating Revenues:
   Passenger...............$ 84,501      $ 81,398      $ 165,516     $ 161,209
   Charter.................   9,932         6,966         20,669        13,937
   Cargo...................   5,472         5,061         10,548         9,874
   Other...................   3,955         2,584          6,893         5,051
                           ---------    ----------    -----------   ----------
      Total................ 103,860        96,009        203,626       190,071
                           ---------    ----------    -----------   ----------

Operating Expenses:
   Wages and benefits......  28,059        26,968         57,589        56,045
   Aircraft fuel,
     including taxes
     and oil...............  19,287        17,893         41,091        34,911
   Maintenance materials
     and repairs...........  19,580        15,453         38,187        30,932
   Rentals and landing
     fees..................   8,670         8,650         17,730        17,078
   Sales commissions.......   3,553         3,445          6,923         6,951
   Depreciation and
     amortization..........   2,662         2,089          5,264         4,115
   Other...................  20,050        18,407         39,347        36,539
                           ---------    ----------    -----------   ----------
      Total................ 101,861        92,905        206,131       186,571
                           ---------    ----------    -----------   ----------

Operating Income (Loss)....   1,999         3,104         (2,505)        3,500
                           ---------    ----------    -----------   ----------

Nonoperating Income
  (Expense):
   Interest expense, net...    (128)         (963)          (179)       (1,919)
   Loss on disposition of
     equipment.............       -          (336)             -          (328)
   Other, net..............    (345)            8           (585)          (22)
                           ---------    ----------    -----------   ----------
      Total................    (473)       (1,291)          (764)       (2,269)
                           ---------    ----------    -----------   ----------

Income (Loss) Before
   Income Taxes and
   Extraordinary Gain......   1,526         1,813        (3,269)         1,231

Income Tax Benefit
   (Provision).............    (323)         (615)         2,075          (615)
                           ---------    ----------    -----------   ----------

Net Income (Loss) Before
   Extraordinary Gain......   1,203         1,198         (1,194)          616

Extraordinary Gain, Net
   of Income Taxes ........       -           340              -           340
                           ---------    ----------    -----------   ----------

Net Income (Loss)..........$  1,203       $ 1,538      $   (1,194)   $     956
                           ---------    ----------    -----------   ----------
                           ---------    ----------    -----------   ----------


Net Income (Loss)
  Per Common Stock Share:
   Before extraordinary
      gain................$    0.03      $   0.04     $     (0.03)   $    0.03
      Extraordinary gain,
      net of income
       taxes..............        -          0.01               -         0.01
                           ---------    ----------    -----------   ----------

   Net Income (loss)
      Per Common Stock
      Share .............. $   0.03      $   0.05     $     (0.03)   $    0.04
                           ---------    ----------    -----------   ----------
                           ---------    ----------    -----------   ----------

   Weighted Average
     Number of
     Common Stock
     Shares Outstanding...   41,555        29,199          40,301       26,257
                           ---------    ----------    -----------   ----------
                           ---------    ----------    -----------   ----------


Hawaiian Airlines, Inc.
Condensed Statements of Cash Flows (in thousands) (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                          --------------------
                                                           1997          1996
-------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income (loss)..................................$  (1,194)     $    956
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization...................    5,264         4,115
      Net periodic postretirement benefit cost........      642         1,134
      Stock option compensation.......................        -           964
      Loss on disposition of equipment................        -           328
      Increase in accounts receivable.................   (3,472)       (3,847)
      Decrease (increase) in inventories..............   (2,322)           94
      Decrease in prepaid expenses....................    1,615           561
      Increase (decrease) in accounts payable.........      185        (1,407)
      Increase (decrease) air traffic liability.......    5,147        (1,690)
      Decrease in accrued liabilities.................     (770)       (5,758)
      Other, net......................................   (2,203)          780
                                                      ----------     ---------
         Net cash provided by (used in)
            operating activities......................    2,892        (3,770)
                                                      ----------     ---------

Cash Flows From Investing Activities:
   Purchase of property and equipment.................   (5,757)       (2,580)
   New proceeds from disposition of equipment.........      716         1,294
                                                      ----------     ---------
      Net cash used in investing activities...........   (5,041)       (1,286)
                                                      ----------     ---------

Cash Flows From Financing Activities:
   Proceeds from issuance of common stock.............    1,959         17,782
   Repurchase of common stock.........................        -           (909)
   Issuance of long-term debt........................       489          7,196
   Repayment of long-term debt........................   (1,151)        (7,919)
   Repayment of capital lease obligations.............   (2,767)        (1,301)
                                                      ----------     ----------

      Net cash provided by (used in)
         financing activities.........................   (1,470)        14,849
                                                      ----------     ----------
      Net increase (decrease) in cash and
          cash equivalents............................   (3,619)         9,793

Cash and cash equivalents - Beginning of Period.......    37,237         5,389
                                                      ----------     ----------

Cash and cash equivalents - End of Period.............$   33,618     $  15,182
                                                      ----------     ----------




Hawaiian Airlines, Inc.
Statistical Data (in thousands, except as otherwise indicated) (Unaudited)


                                                                     Three Months Ended              Six Months Ended
                                                                           June 30,                      June 30,
                                                                ---------------------------     ------------------------
                                                                   1997            1996            1997            1996
--------------------------------------------------------------------------------------------    ------------------------


SCHEDULED OPERATIONS:
  Revenue passengers flown.....................................     1,258           1,249           2,484           2,518
  Revenue passenger miles ("RPM")..............................   947,851         848,362       1,738,807       1,658,159
  Available seat miles ("ASM")................................. 1,183,988       1,133,041       2,350,001        2,245,566
  Passenger load factor........................................     80.1%           74.9%           74.0%            73.8%
  Revenue ton miles............................................   116,570         100,162         206,936          194,762
  Revenue plane miles..........................................     4,746           4,819           9,435            9,500
  Passenger revenue per passenger mile ("Yield")...............      8.9 CENTS        9.6 CENTS       9.5 CENTS        9.7 CENTS


OVERSEAS CHARTER OPERATIONS:
   Revenue passengers flown....................................        71              46             141               93
   RPM.........................................................   188,418         125,660         376,536          255,472
   ASM.........................................................   201,496         131,767         416,120          262,761


Hawaiian Airlines, Inc.
Notes to Condensed Financial Statements (Unaudited)

1.  Basis of Presentation

In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and statements of cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") as of June 30, 1997 and December 31, 1996. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1996, which are incorporated herein by reference.

Certain reclassifications have been made to conform the prior year's data to the current year's presentation.

2.   Aircraft Fuel Hedge Contracts

The Company utilizes various types of derivative and commodity contracts to manage its aircraft fuel costs. These contracts qualify for hedge accounting treatment as they reduce risk, identify firm commitments for set time periods and meet correlation criteria for effectiveness. The Company accounts for its various types of derivative and commodity contracts on a deferral basis. Initial and subsequent margin deposit requirements are reflected in prepaid expenses. Realized and unrealized gains and losses and fees and commissions are deferred and included in the measurement of the subsequent transaction.

3.  Income Taxes

The Company's reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current United States corporate statutory rate of 35.0%. For the three and six month periods ended June 30, 1997, an estimated interperiod tax provision and benefit of $323,000 and $2.1 million, respectively, have been reflected in the accompanying condensed statements of operations. As the Company presently expects that its full year 1997 results will require a provision for income taxes, the estimated tax provision and benefit recorded for the three and six month periods ended June 30, 1997, respectively, reflect management's estimate of the annual effective tax rate.

4.  Subsequent Event

In January 1996, AMR Corporation ("AMR"), the parent company of American Airlines, Inc. ("American"), participated in certain recapitalization efforts of the Company. As a part of its participation, AMR received, among other things, warrants which entitled AMR to purchase up to 1,897,946 shares of the Company's Common Stock (adjusted to 1,949,338 shares pursuant to applicable anti-dilution provisions). One-half of the warrants were to become exercisable only if American and the Company entered into a code sharing arrangement which would allow American to place its two letter flight designator code ("AA") on selected Interisland flights of the Company. On July, 15, 1997, the Company consummated the code share marketing agreement with American. The code share agreement will be implemented in fourth quarter 1997. As a result, AMR may purchase an additional 974,669 of the Company's Common Stock Shares at $1.07 per share. If not exercised, the warrants expire on September 11, 2001.

5.  New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of Common Stock shares outstanding for the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share.
SFAS No. 128 requires restatement of all prior period earnings per share data presented. Management does not expect adoption of SFAS No. 128 to have a material impact on the Company's previously reported earnings per share.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which lists required disclosures about capital structure that had been included in a number of previously existing statements and opinions. SFAS No. 129 is effective for periods ending after December 15, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS requires reclassification of financial statements for earlier periods provided for comparative purposes. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 requires restatement of comparative information presented for earlier periods. SFAS No. 131 is effective for periods beginning after December 31, 1997.

Management does not expect adoption of SFAS No. 129, 130 or 131 to have a material impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this report that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and involve risks and uncertainties. Although the Company believes that the assumptions on which any forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part I, Item I, Business of the Company's Form 10-K Annual Report for the year ended December 31, 1996 and heretofore, as well as those discussed elsewhere in this Form 10-Q. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this cautionary statement.

                             Results of Operations

During second quarter 1997, the Company generated operating income of $2.0 million compared to $3.1 million of operating income in second quarter 1996. Net income for second quarter 1997 approximated $1.2 million compared to net income of $1.5 million in second quarter 1996. For the six months ended June 30, 1997, the Company incurred operating and net losses of $2.5 million and $1.2 million, respectively. This compares to $3.5 million and $956,000 of operating and net income for the six months ended June 30, 1996.

The Company's 1997 operating and net results continue to be impacted by (1) softness in travel demand, particularly in the Interisland market (the latest information available from the Hawaii Visitors and Convention Bureau shows an increase of 0.2% and a decline of 0.6% in the total number of visitors to Hawaii for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996); (2) more aggressive pricing actions by the Company to stimulate travel demand and be competitive, primarily in its long-haul markets; (3) higher fuel costs in the beginning of the year and (4) higher maintenance costs due to increased long-haul flying and the utilization of additional DC-10 aircraft.

The following tables compare operating passenger revenues and statistics, in thousands, except as otherwise indicated, for the three and six month periods ended June 30, 1997 and 1996:




                                         Three Months Ended
                                               June 30,
                                   ------------------------------               Increase
                                     1997                  1996                 (Decrease)          Percent
                                   ------------------------------             --------------------------------


Interisland:
  Passenger revenues.............  $   31,704           $   33,417            $    (1,713)            (5.1)
  Revenue passengers flown.......         918                  955                    (37)            (3.9)
  RPM............................     122,383              127,136                 (4,753)            (3.7)
  ASM............................     216,657              240,757                (24,100)           (10.0)
  Passenger load factor..........       56.5%                52.8%                    3.7              7.0
  Yield..........................       25.9 CENTS           26.3 CENTS              (0.4) CENTS      (1.5)

Transpacific ("Transpac"):
  Passenger revenues.............  $   48,124           $   43,427            $     4,697             10.8
  Revenue passengers flown.......         325                  279                     46             16.5
  RPM............................     785,363              680,692                104,671             15.4
  ASM............................     904,403              823,510                 80,893              9.8
  Passenger load factor..........       86.8%                82.7%                    4.1              5.0
  Yield..........................        6.1 CENTS            6.4 CENTS              (0.3) CENTS      (4.7)

SouthPacific ("Southpac"):
  Passenger revenues.............  $    4,673           $    4,554            $       119              2.6
  Revenue passengers flown.......          15                   15                     --              0.0
  RPM............................      40,105               40,534                   (429)            (1.1)
  ASM............................      62,928               68,774                 (5,846)            (8.5)
  Passenger load factor..........       63.7%                58.9%                    4.8              8.1
  Yield..........................       11.7 CENTS           11.2 CENTS              (0.5) CENTS       4.5

Overseas Charter:
  Charter revenues...............  $    9,932           $    6,966            $     2,966             42.6
  Revenue passengers flown.......          71                   46                     25             54.3
  RPM............................     188,418              125,660                 62,758             49.9
  ASM............................     201,496              131,767                 69,729             52.9




                                         Six Months Ended
                                             June 30
                                   ------------------------------               Increase
                                     1997                  1996                 (Decrease)          Percent
                                   ------------------------------             --------------------------------


Interisland:
  Passenger revenues.............  $   66,235           $   67,692            $    (1,457)            (2.2)
  Revenue passengers flown.......       1,869                1,947                    (78)            (4.0)
  RPM............................     248,762              257,778                 (9,016)            (3.5)
  ASM............................     433,915              462,210                (28,295)            (6.1)
  Passenger load factor..........       57.3%                55.8%                    1.5              2.7
  Yield..........................       26.6 CENTS           26.3 CENTS               0.3 CENTS        1.1

Transpac:
  Passenger revenues.............  $   90,439           $   84,840            $     5,599              6.6
  Revenue passengers flown.......         588                  543                     45              8.3
  RPM............................   1,417,086            1,325,588                 91,498              6.9
  ASM............................   1,791,868            1,648,478                143,390              8.7
  Passenger load factor..........       79.1%                80.4%                   (1.3)            (1.6)
  Yield..........................        6.4 CENTS            6.4 CENTS               0.0 CENTS        0.0

SouthPac:
  Passenger revenues.............  $    8,842           $    8,677            $       165              1.9
  Revenue passengers flown.......          27                   28                     (1)            (3.6)
  RPM............................      72,959               74,793                 (1,834)            (2.5)
  ASM............................     124,218              134,878                (10,660)            (7.9)
  Passenger load factor..........       58.7%                55.5%                    3.2              5.8
  Yield..........................       12.1 CENTS           11.6 CENTS               0.5 CENTS        4.3

Overseas Charter:
  Charter revenues...............  $   20,669           $   13,937            $     6,732             48.3
  Revenue passengers flown.......         141                   93                     48             51.6
  RPM............................     376,536              255,472                121,064             47.4
  ASM............................     416,120              262,761                153,359             58.4



Passenger revenues totaled $84.5 million during second quarter 1997, an increase of $3.1 million or 3.8% over 1996 second quarter passenger revenues of $81.4 million. The majority of the increase was due to, quarter over quarter, approximately $4.7 million more in second quarter 1997 Transpac passenger revenues being offset by a decrease in second quarter 1997 Interisland passenger revenues of $1.7 million. Passenger revenues totaled $165.5 million for the six month period ended June 30, 1997, an increase of $4.3 million or 2.7% over the same period in 1996. Again, the majority of the increase was due to, period over period, approximately $5.6 million in additional Transpac passenger revenues being offset in part by $1.5 million less in Interisland passenger revenues.

As previously mentioned, Interisland passenger revenues for the three and six month periods ended June 30, 1997 were primarily impacted by softness in the visitor market throughout the State of Hawaii. The Company was able to counteract a portion of this travel softness in the Transpac market through various sales and marketing strategies. Pricing initiatives, cooperative advertising and promotions were used in markets in which the Company increased its level of service as well as those in which the Company maintains code share alliances. These efforts resulted in increased Transpac passenger revenues for the three and six month periods ended June 30, 1997.

Overseas charter revenues totaled $9.9 million and $20.7 million for the three and six month periods ended June 30, 1997. This represents a $3.0 million and $6.7 million increase above Overseas charter revenues for the three and six month periods ended June 30, 1996. The increase was due to the Company operating in 1997, eight charters per week to Las Vegas, Nevada and effective February 1997 to April 1997 and from May 1997, on average, two and one charter rotations per week, respectively, to Anchorage, Alaska versus six charter rotations per week solely to Las Vegas in 1996.

As mentioned in Note 4 to Condensed Financial Statements, effective July 15, 1997, the Company consummated a code share agreement with American which will be implemented in fourth quarter 1997. Further, in July 1997, the Company entered into a marketing alliance with Continental Airlines, Inc. and Continental Micronesia, Inc. that will make the Company the primary Interisland carrier for the two international airlines. The Company anticipates that these agreements will have a positive effect on its operating revenues. However, there can be no assurance as to the effects of these agreements on the Company's results of operations.

The following tables compare operating expenses per ASM by major category for the three and six month periods ended June 30, 1997 and 1996:


                                     Three Months Ended
                                          June 30,
                                     ------------------      Increase
                                     1997          1996     (Decrease)     %
                                     ------------------     -------------------

Wages and benefits...............     2.03 CENTS  2.13 CENTS  (0.10)CENTS (4.7)
Aircraft fuel, including taxes
  and oil........................     1.39        1.41        (0.02)      (1.4)
Maintenance materials and
  repairs........................     1.41        1.22         0.19       15.6
Rentals and landing fees.........     0.63        0.68        (0.05)      (7.4)
Sales commissions................     0.26        0.27        (0.01)      (3.7)
Depreciation and amortization....     0.19        0.17         0.02       11.8
Other............................     1.45        1.46        (0.01)      (0.7)
                                     -------     -------      -------     -----
     Total.......................     7.36 CENTS  7.34 CENTS   0.02 CENTS  0.3
                                     -------     -------      -------     -----
                                     -------     -------      -------     -----



                                      Six Months Ended
                                          June 30,
                                     ------------------      Increase
                                     1997          1996     (Decrease)     %
                                     ------------------     -------------------

Wages and benefits...............     2.08 CENTS  2.23 CENTS  (0.15)CENTS (6.7)
Aircraft fuel, including taxes
  and oil........................     1.49        1.39         0.10        7.2
Maintenance materials and
  repairs........................     1.38        1.23         0.15       12.2
Rentals and landing fees.........     0.64        0.68        (0.04)      (5.9)
Sales commissions................     0.25        0.28        (0.03)     (10.7)
Depreciation and amortization....     0.19        0.16         0.03       18.8
Other............................     1.42        1.46        (0.04)      (2.7)
                                     -------     -------      -------     -----
     Total.......................     7.45 CENTS  7.43 CENTS   0.02 CENTS  0.3
                                     -------     -------      -------     -----
                                     -------     -------      -------     -----



Wages and benefits per ASM decreased by 0.10 or 4.7% quarter over quarter and by 0.15CENTS or 6.7% period over period. For the three and six month periods ended June 30, 1997, the Company incurred additional wages and benefits primarily due to additional headcounts associated with increased flying. Second quarter wages and benefits increased by $1.1 million or 4.0% over second quarter 1996, with wages and benefits for the six months ended June 30, 1997 increasing by $1.5 million or 2.8% over the six months ended June 30, 1996. Both of these increases were offset by an overall increase in ASM, primarily from the Transpac and Overseas Charter markets, of approximately 9.5% and 10.3% for the three and six month periods ended June 30, 1997, respectively.

Aircraft fuel cost, including taxes and oil ("Aircraft Fuel") per ASM decreased in second quarter 1997 versus second quarter 1996 by 0.02CENTS or 1.4%. For the six month period ended June 30, 1997, Aircraft Fuel per ASM increased over the similar 1996 period by 0.10CENTS or 7.2%. As anticipated, the average cost of Aircraft Fuel continued to stabilize and decrease with second quarter 1997 average cost of Aircraft Fuel per gallon approximating 64.9CENTS versus 66.0CENTS in second quarter 1996. Lower average cost per gallon in second quarter 1997 did not offset peak prices of 79.2CENTS experienced in first quarter 1997 as for the six month period ended June 30, 1997, the cost of Aircraft Fuel per gallon averaged approximately 70.4CENTS versus 64.7CENTS for the same period in 1996.

Maintenance materials and repairs per ASM increased by 0.19CENTS or 15.6% quarter over quarter. Maintenance materials and repairs per ASM also increased by 0.15CENTS or 12.2% in the six month period ended June 30, 1997 over the six month period ended June 30, 1996. For the three and six months ended June 30, 1997, the Company experienced 26.7% and 23.5% increases, respectively, in its maintenance materials and repair costs. A majority of these increases for the three and six months ended June 30, 1997 were attributable to (1) $2.1 million and $4.2 million more, respectively, in DC-10 maintenance expense as the Company utilized ten DC-10 aircraft during 1997 versus on average, eight in 1996 and (2) $1.8 million and $2.6 million more, respectively, in DC-9 airframe and engine repairs. Again, these increases were offset by an overall increase in ASM of approximately 9.5% and 10.3% for the three and six month periods ended June 30, 1997, respectively.

Depreciation and amortization per ASM increased by 0.02CENTS or 11.8% and 0.03CENTS or 18.8% for the quarter and six month periods ended June 30, 1997, respectively. The Company incurred $573,000 and $1.1 million, or approximately 27% more depreciation and amortization for second quarter 1997 and for the six months ended June 30, 1997, respectively. The increases were primarily due to depreciation and amortization on capitalized portions of scheduled DC-9 checks and overhauls and capital leases.

Other operating expenses per ASM for second quarter 1997 decreased by 0.01CENTS or 0.7%. For the six months ended June 30, 1997, other operating expenses per ASM decreased by 0.04CENTS or 2.7%. Increases in other operating expenses, primarily ground handling and passenger food, approximated 7% to 8% as a result of additional frequencies.

All other decreases in 1997 operating expenses per ASM as compared to second quarter 1996 and for the six month period ended June 30, 1996 were principally due to an overall increase in ASM of approximately 9.5% and 10.3% for the three and six month periods ended June 30, 1997, respectively.

                         Liquidity and Capital Resources

As of June 30, 1997, the Company had working capital of $3.2 million, representing a $5.2 million decrease from $8.4 million of working capital at December 31, 1996. Cash and cash equivalents for the six month period ended June 30, 1997 decreased by $3.6 million. Operating activities for the six month period ended June 30, 1997 provided $2.9 million in cash and cash equivalents. Through the six month period ended June 30, 1997, the Company expended $5.8 million of its $20.1 million in planned capital expenditures for 1997. Capitalized portions of scheduled DC-9 checks and overhauls, consolidation of the Company's overseas passenger and baggage processing operations into the Honolulu Interisland

Terminal and continued investments in improved software, related hardware and implementation costs represent a majority of these capital expenditures.

Effective March 1, 1997, the Company entered into petroleum derivative and commodity hedging contracts to provide some short-term protection against the possible future increase in aircraft fuel costs. The contracts cover approximately 40% of the Company's anticipated aircraft fuel needs for the next 6 months and 25% of its expected fuel requirements for the following 2 months. At June 30, 1997, the Company had petroleum hedging contracts outstanding with an aggregate notional value of $12.9 million.

The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash on hand at June 30, 1997 of $33.6 million, internally generated funds and a credit facility with total availability of $12.7 million as of June 30, 1997 with aggregate term loans and letters of credit outstanding in the amounts of $6.5 million and $100,000, respectively. The Company will continue to consider various borrowing or leasing options to supplement its cash requirements.

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         No material developments in matters previously reported or reportable events arising in the three or six months ended June 30, 1997 were noted.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Material Contracts to be listed under Item 6(a)

         Exhibit 10.1 Code Share Agreement, dated July 15, 1997, between the Company and American Airlines, Inc.

         Exhibit 11 Statements regarding computation of per share earnings.

         Exhibit 27          Financial Data Schedule.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HAWAIIAN AIRLINES, INC.



August 7, 1997                          By   /s/ John L. Garibaldi
                                          ----------------------------
                                             John L. Garibaldi
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)