Form 10-Q
period 1997-09-30
HAWAIIAN AIRLINES INC/HI
filed 1997-11-13
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

As of October 20, 1997, 40,624,586 shares of Common Stock were outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hawaiian Airlines, Inc.
Condensed Balance Sheets (in thousands) (Unaudited)

                                                                                           SEPTEMBER 30, DECEMBER 31,
                                                                                               1997          1996
                                                                                           ------------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents...............................................................  $   32,772  $   37,237
  Accounts receivable, net................................................................      35,493      28,022
  Inventories, net........................................................................       9,347       7,050
  Assets held for sale....................................................................       1,344       1,344
  Prepaid expenses........................................................................       5,176       4,845
                                                                                            ----------  ----------
    Total current assets..................................................................      84,132      78,498
                                                                                            ----------  ----------

Property and equipment, less accumulated depreciation and
  amortization of $15,251 and $10,161 in 1997 and 1996,
  respectively............................................................................      57,646      45,794

Assets held for sale......................................................................       4,195       5,083
Other assets..............................................................................      10,584       4,362
Reorganization value in excess of amounts
  allocable to identifiable assets, net ("Excess Reorganization
  Value").................................................................................      58,629      62,552
                                                                                            ----------  ----------
    Total Assets..........................................................................  $  215,186  $  196,289
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.......................................................  $    2,244  $    2,247
  Current portion of capital lease obligations............................................       4,157       2,912
  Accounts payable........................................................................      26,763      26,799
  Air traffic liability...................................................................      32,384      25,524
  Accrued liabilities.....................................................................      16,418      12,623
                                                                                            ----------  ----------
    Total current liabilities.............................................................      81,966      70,105
                                                                                            ----------  ----------

Long-Term Debt............................................................................       4,200       6,353
Capital Lease Obligations.................................................................      11,632       7,387
Other Liabilities and Deferred Credits....................................................      29,929      29,571

Shareholders' Equity:
  Common and Special Preferred Stock......................................................         405         393
  Capital in excess of par value..........................................................      98,332      95,827
  Warrants................................................................................       3,380       1,557
  Notes receivable from Common Stock sales................................................      (1,714)     (1,714)
  Accumulated deficit.....................................................................     (12,944)    (13,190)

    Shareholders' equity..................................................................      87,459      82,873
                                                                                            ----------  ----------
    Total Liabilities and Shareholders' Equity............................................  $  215,186  $  196,289
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       2

Hawaiian Airlines, Inc.
Condensed Statements of Operations (in thousands, except per share data) (Unaudited)

                                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                     --------------------  ----------------------
                                                                       1997       1996        1997        1996
                                                                     ---------  ---------  ----------  ----------
Operating Revenues:
  Passenger........................................................  $  88,799  $  86,343  $  254,316  $  247,552
  Charter..........................................................      8,054      7,252      28,723      21,189
  Cargo............................................................      5,014      4,842      15,563      14,716
  Other............................................................      3,490      2,776      10,383       7,827
                                                                     ---------  ---------  ----------  ----------
    Total..........................................................    105,357    101,213     308,985     291,284
                                                                     ---------  ---------  ----------  ----------
Operating Expenses:
  Wages and benefits...............................................     28,589     26,663      86,179      82,708
  Aircraft fuel, including taxes and oil...........................     18,166     19,400      59,257      54,311
  Maintenance materials and repairs................................     19,912     18,216      58,099      49,148
  Rentals and landing fees.........................................      8,125      8,882      25,856      25,960
  Sales commissions................................................      3,469      3,485      10,392      10,436
  Depreciation and amortization....................................      2,584      2,054       7,848       6,169
  Other............................................................     19,259     17,921      58,606      54,460
                                                                     ---------  ---------  ----------  ----------
    Total..........................................................    100,104     96,621     306,237     283,192
                                                                     ---------  ---------  ----------  ----------
Operating Income...................................................      5,253      4,592       2,748       8,092
                                                                     ---------  ---------  ----------  ----------
Nonoperating Expense:
  Interest expense, net............................................        (61)      (543)       (240)     (2,462)
  Loss on disposition of equipment.................................        (53)      (111)        (53)       (439)
  Other, net.......................................................       (231)       (80)       (816)       (102)
                                                                     ---------  ---------  ----------  ----------
    Total..........................................................       (345)      (734)     (1,109)     (3,003)
                                                                     ---------  ---------  ----------  ----------
Income Before Income Taxes and Extraordinary Gain..................      4,908      3,858       1,639       5,089
Income Tax Provision...............................................     (3,469)    (2,489)     (1,394)     (3,104)
                                                                     ---------  ---------  ----------  ----------
Net Income Before Extraordinary Gain...............................      1,439      1,369         245       1,985
Extraordinary Gain, Net of Income Taxes............................     --         --          --             340
                                                                     ---------  ---------  ----------  ----------
Net Income.........................................................  $   1,439  $   1,369  $      245  $    2,325
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
Net Income Per Common Stock Share:
  Before extraordinary gain........................................  $    0.03  $    0.04  $     0.01  $     0.07
  Extraordinary gain, net of income taxes..........................     --         --          --            0.01
                                                                     ---------  ---------  ----------  ----------
Net Income Per Common Stock Share..................................  $    0.03  $    0.04  $     0.01  $     0.08
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
Weighted Average Number of Common Stock
  Shares Outstanding...............................................     41,436     30,337      41,436      27,464
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------


HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        --------------------
                                                           1997       1996
                                                        ---------  ---------
Cash Flows From Operating Activities:
Net income............................................   $   245    $ 2,325
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization......................     7,848      6,169
   Net periodic postretirement benefit cost...........       963      1,701
   Stock option compensation..........................        --        964
   Loss on disposition of equipment...................        53        439
   Extraordinary gain, net of income taxes currently
      payable.........................................        --       (666)
   Income tax benefit recognized as a reduction to
      Excess Reorganization Value.....................     1,289      3,289
   Increase in accounts receivable....................    (7,471)    (5,174)
   Decrease (increase) in inventories.................    (2,297)       238
   Decrease (increase) in prepaid expenses............      (331)     1,947
   Increase (decrease) in accounts payable............       (36)     1,679
   Increase air traffic liability.....................     6,860      4,318
   Increase (decrease) in accrued liabilities.........     3,795     (4,845)
   Other, net.........................................      (875)     5,650
                                                        ---------  ---------

      Net cash provided by operating activities.......    10,043     18,034
                                                        ---------  ---------

Cash Flows From Investing Activities:
   Purchase of property and equipment.................   (11,499)    (6,019)
   Net proceeds from disposition of equipment.........       985      1,800
                                                        ---------  ---------

      Net cash used in investing activities...........   (10,514)    (4,219)
                                                        ---------  ---------

Cash Flows From Financing Activities:
   Proceeds from issuance of common stock.............     2,013     51,862
   Repurchase of common stock.........................        --       (909)
   Issuance of long-term debt.........................       651      7,393
   Repayment of long-term debt........................    (2,807)    (9,156)
   Repayment of capital lease obligations.............    (3,851)    (2,001)
                                                        ---------  ---------

      Net cash provided by (used in) financing
         activities...................................    (3,994)    47,189
                                                        ---------  ---------

      Net increase (decrease) in cash and cash
         equivalents..................................    (4,465)    61,004

Cash and cash equivalents--Beginning of Period........    37,237      5,389
                                                        ---------  ---------

Cash and cash equivalents--End of Period..............   $32,772    $66,393
                                                        ---------  ---------
                                                        ---------  ---------

HAWAIIAN AIRLINES, INC.
STATISTICAL DATA (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (UNAUDITED)


                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                          -----------------------------        --------------------------
                                                             1997               1996              1997            1996
                                                          ----------         ----------        ----------      ----------
SCHEDULED OPERATIONS:
   Revenue passengers flown.............................       1,307             1,267             3,791            3,785
   Revenue passenger miles ("RPM")......................     950,239           856,422         2,689,046        2,514,581
   Available seat miles ("ASM").........................   1,206,390         1,176,425         3,556,389        3,421,991
   Passenger load factor................................        78.8%             72.8%             75.6%            73.5%
   Revenue ton miles....................................     110,821            99,549           317,757          294,311
   Revenue plane miles..................................       4,826             4,789            14,261           14,289
   Passenger revenue per passenger mile ("Yield").......         9.3 CENTS        10.1 CENTS         9.5 CENTS        9.8 CENTS

OVERSEAS CHARTER OPERATIONS:
   Revenue passengers flown.............................          54                48               195              141
   RPM..................................................     147,042           130,086           523,578          385,558
   ASM..................................................     154,474           133,399           570,594          396,160

Hawaiian Airlines, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

   In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") as of September 30, 1997 and December 31, 1996. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. INCOME TAXES

   The Company's reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly greater than the current United States corporate statutory rate of 35.0%. For the three and nine month periods ended September 30, 1997, estimated interperiod tax provisions of $3.5 million and $1.4 million, respectively, have been reflected in the accompanying condensed statements of operations. As the Company presently expects that its full year 1997 results will require a provision for income taxes, the estimated tax provisions recorded for the three and nine month periods ended September 30, 1997, respectively, reflect management's estimate of the annual effective tax rate.

4. WARRANTS

   In January 1996, AMR Corporation ("AMR"), the parent company of American Airlines, Inc. ("American"), participated in certain recapitalization efforts of the Company. As a part of its participation, AMR received, among other things, warrants which, subject to certain conditions, entitled AMR to purchase up to 1,897,946 shares of the Company's Common Stock (adjusted to 1,949,338 shares pursuant to applicable anti-dilution provisions). One-half of the warrants were to become exercisable only if American and the Company entered into a code sharing arrangement which would allow American to place its two letter flight designator code ("AA") on selected Interisland flights of the Company. On July, 15, 1997, the Company consummated the code share marketing agreement with American. The code share agreement will be implemented in first quarter 1998. As a result, all of the warrants will become exercisable upon implementation of the code share marketing agreement, and AMR may purchase an additional 974,669 of the Company's Common Stock Shares at $1.07 per share. If not exercised, the warrants expire on September 11, 2001. The estimated fair value of the warrants approximated $2.3 million and has been reflected in the Company's condensed balance sheet as of September 30, 1997 as warrants and other assets. The amount included in other assets will be amortized on a straight-line basis over five years upon effective implementation of the code share agreement in first quarter 1998.

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

                           RESULTS OF OPERATIONS

    During third quarter 1997, the Company generated operating income of $5.3 million versus $4.6 million in third quarter 1996. Net income for third quarter 1997 and 1996 was $1.4 million. For the nine months ended
September 30, 1997, the Company generated operating and net income of $2.7 million and $245,000, respectively. This compares to $8.1 million and $2.3 million of operating and net income for the nine months ended
September 30, 1996.

Three Month Period Ended September 30, 1997

    The following table compares operating passenger revenues and statistics, in thousands, except as otherwise indicated, for the three month periods ended September 30, 1997 and 1996:


                                                                           Three Months Ended
                                                                              September 30,
                                                                           ----------------------      INCREASE
                                                                             1997           1996        (DECREASE)      %
                                                                           ---------      ---------    -----------  ---------
Interisland:
  Passenger revenues.....................................................  $  33,897      $  33,963     $     (66)       (0.2)
  Revenue passengers flown...............................................        968            973            (5)       (0.5)
  RPM....................................................................    129,150        129,730          (580)       (0.4)
  ASM....................................................................    220,029        234,895       (14,866)       (6.3)
  Passenger load factor..................................................       58.7%          55.2%          3.5         6.3
  Yield..................................................................       26.2CENTS      26.2CENTS      0.0CENTS    0.0

Transpacific (Transpac):
  Passenger revenues.....................................................  $  48,989      $  46,136       $ 2,853         6.2
  Revenue passengers flown...............................................        320           274             46        16.8
  RPM....................................................................    770,504       673,594         96,910        14.4
  ASM....................................................................    907,531       864,551         42,980         5.0
  Passenger load factor..................................................       84.9%         77.9%           7.0         9.0
  Yield..................................................................        6.4CENTS      6.8CENTS      (0.4)CENTS  (5.9)

SouthPacific (Southpac):
  Passenger revenues.....................................................  $   5,913       $   6,244   $    (331)       (5.3)
  Revenue passengers flown...............................................         19              20          (1)       (5.0)
  RPM....................................................................     50,585          53,098      (2,513)       (4.7)
  ASM....................................................................     78,830          76,979       1,851         2.4
  Passenger load factor..................................................       64.2%           69.0%       (4.8)       (7.0)
  Yield..................................................................       11.7CENTS       11.8CENTS   (0.1)CENTS  (0.8)

Overseas Charter:
  Charter revenues.......................................................  $   8,054       $   7,252   $     802        11.1
  Revenue passengers flown...............................................         54              48           6        12.5
  RPM....................................................................    147,042         130,086      16,956        13.0
  ASM....................................................................    154,474         133,399      21,075        15.8


    Significant quarter to quarter variances were as follows:

    Third quarter 1997 passenger revenues totaled $88.8 million, an increase of $2.5 million or 2.8% over 1996 third quarter passenger revenues of $86.3 million. The majority of the increase was due to, quarter over quarter, approximately $2.9 million more in third quarter 1997 Transpac passenger revenues. More aggressive pricing actions by the Company to stimulate travel demand and be competitive were used to stimulate Transpac markets. These pricing strategies, combined with cooperative advertising and promotions, were targeted at Transpac markets in which the Company had increased its level of service and those in which the Company maintained code share alliances.

    Overseas charter revenues totaled $8.1 million for the three month period ended September 30, 1997, an increase of $802,000 or 11.1% over the same period in 1996. The increase was principally due to the Company operating effective February 1997 to April 1997 and from May 1997, on average, two and one charter rotations per week, respectively, to Anchorage, Alaska. The Anchorage charters were not operated in 1996.

    The following table compares operating expenses per ASM by major category for the three month periods ended September 30, 1997 and 1996:

                                                                                    Three Months Ended
                                                                                      September 30,
                                                                                 -----------------------    INCREASE
                                                                                   1997          1996      (DECREASE)        %
                                                                                 ---------     ---------   -----------   ---------
Wages and benefits.............................................................      2.10CENTS  2.04CENTS    0.06CENTS     2.9
Aircraft fuel, including taxes and oil.........................................      1.33       1.48        (0.15)       (10.1)
Maintenance materials and repairs..............................................      1.46       1.39         0.07          5.0
Rentals and landing fees.......................................................      0.60       0.68        (0.08)       (11.8)
Sales commissions..............................................................      0.25       0.27        (0.02)        (7.4)
Depreciation and amortization..................................................      0.19       0.16         0.03         18.8
Other..........................................................................      1.42       1.37         0.05          3.6
                                                                                    -----      -----        -----        ---------
  Total........................................................................      7.35CENTS  7.39CENTS   (0.04)CENTS   (0.5)
                                                                                    ------     -----        -----        ---------
                                                                                    ------     -----        -----        ---------

    All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 3.9% for the three month period ended September 30, 1997. Significant quarter to quarter variances were as follows:

    Wages and benefits per ASM increased by 0.06 cents or 2.9% quarter over quarter. For the three months ended September 30, 1997, the Company incurred approximately $1.9 million or 7.2% in additional wages and benefits due to additional employees associated with increased flying over its long-haul routes.

    Aircraft fuel cost, including taxes and oil ("Aircraft Fuel") per ASM decreased in third quarter 1997 versus third quarter 1996 by 0.15 cents or 10.1%. As in previous 1997 quarters, the average cost of Aircraft Fuel continued to stabilize and decline. For the three months ended September 30, 1997, average cost of Aircraft Fuel per gallon approximated 62.0 cents compared to 70.1 cents for the same period in 1996. Decreased average per gallon costs were offset by the Company utilizing approximately 4.9 million more gallons of fuel in third quarter 1997 due to its increased long-haul flying. On net, the Company incurred approximately $1.2 million or 6.4% less in Aircraft Fuel quarter over quarter.

    Maintenance materials and repairs per ASM increased by 0.07 cents or 5.0%. For the three months ended September 30, 1997, the Company experienced $1.7 million or 9.3% more in maintenance materials and repair costs than for the three months ended September 30, 1996. A majority of this increase for the three months ended September 30, 1997 was attributable to (1) approximately $1.3 million more in DC-10 maintenance expense as the Company utilized ten DC-10 aircraft during 1997 versus nine in 1996 and (2) $700,000 in additional DC-9 maintenance, primarily for airframe repairs and overhauls.

    Rentals and landing fees per ASM decreased by 0.08 cents or 11.8%. The Company experienced $757,000 or 8.5% less in rentals and landing fees quarter over quarter, primarily due to $422,000 in decreased landing fees. As discussed below, commencing September 1, 1997, a two-year moratorium was placed on landing fees at the Honolulu International Airport.

    Nine Month Period Ended September 30, 1997

    The following table compares operating passenger revenues and statistics, in thousands, except as otherwise indicated, for the nine month periods ended September 30, 1997 and 1996:

                                                                            NINE MONTHS ENDED
                                                                       ----------------------------
                                                                              SEPTEMBER 30,
                                                                       ----------------------------         INCREASE
                                                                          1997              1996           (DECREASE)          %
                                                                       ----------        ----------        -----------       ------

Interisland:
 Passenger revenues..................................................  $  100,132        $  101,655        $  (1,523)         (1.5)
 Revenue passengers flown............................................       2,837             2,920              (83)         (2.8)
 RPM.................................................................     377,913           387,508           (9,595)         (2.5)
 ASM.................................................................     653,944           697,105          (43,161)         (6.2)
 Passenger load factor...............................................        57.8%             55.6%             2.2           4.0
 Yield...............................................................        26.5 CENTS        26.2 CENTS        0.3 CENTS     1.1

Transpac:
 Passenger revenues..................................................  $  139,428        $  130,976        $   8,452           6.5
 Revenue passengers flown............................................         908               817               91          11.1
 RPM.................................................................   2,187,590         1,999,182          188,408           9.4
 ASM.................................................................   2,699,398         2,513,029          186,369           7.4
 Passenger load factor...............................................        81.0%             79.6%             1.4           1.8
 Yield...............................................................         6.4 CENTS         6.6 CENTS       (0.2)CENTS    (3.0)

Southpac:
 Passenger revenues..................................................  $   14,756        $   14,921        $    (165)         (1.1)
 Revenue passengers flown............................................          46                48               (2)         (4.2)
 RPM.................................................................     123,543           127,891           (4,348)         (3.4)
 ASM.................................................................     203,047           211,857           (8,810)         (4.2)
 Passenger load factor...............................................        60.8%             60.4%             0.4           0.7
 Yield...............................................................        11.9 CENTS        11.7 CENTS        0.2 CENTS     1.7

Overseas Charter:
 Charter revenues....................................................  $   28,723        $   21,189        $   7,534          35.6
 Revenue passengers flown............................................         195               141               54          38.3
 RPM.................................................................     523,578           385,558          138,020          35.8
 ASM.................................................................     570,594           396,160          174,434          44.0

    Significant period to period variances were as follows:

    Passenger revenues totaled $254.3 million for the nine month period ended September 30, 1997, an increase of $6.8 million or 2.7% over the same period in 1996. The increase was primarily due to $8.5 million more in Transpac passenger revenues being offset by a decrease in Interisland passenger revenues of $1.5 million.

    As previously discussed, the Company initiated various sales and marketing strategies which resulted in increased Transpac passenger revenues for the nine month period ended September 30, 1997. Interisland passenger revenues were primarily impacted by softness in the visitor market throughout the State of Hawaii in the first six months of 1997. Information from the Hawaii Visitors and Convention Bureau showed a decline of 0.6% in the total number of visitors to Hawaii for the first six months of 1997, as compared to the same periods in 1996. The total number of visitors to Hawaii in third quarter 1997 remained relatively flat.

    Overseas charter revenues totaled $28.7 million for the nine month period ended September 30, 1997. This represents a $7.5 million increase above overseas charter revenues for the nine month period ended September 30, 1996. The increase is primarily attributable to increased charter activity in the first half of 1997 versus the first half of 1996. During the first six months of 1997, the Company operated eight charters per week to Las Vegas, Nevada and effective February 1997 to April 1997 and from May 1997, on average, two and one charter rotations per week, respectively, to Anchorage, Alaska. During the first six months of 1996 the Company operated six charter rotations per week solely to Las Vegas.

    The following table compares operating expenses per ASM by major category for the nine month periods ended September 30, 1997 and 1996:

                                                        NINE MONTHS ENDED
                                                     -----------------------
                                                        1997         1996      (DECREASE)       %
                                                     ----------   ----------  ------------  ---------

Wages and benefits............................       2.09 CENTS   2.17 CENTS  (0.08) CENTS       (3.7)
Aircraft fuel, including taxes and oil........       1.44         1.42         0.02               1.4
Maintenance materials and repairs.............       1.41         1.29         0.12               9.3
Rentals and landing fees......................       0.63         0.68        (0.05)             (7.4)
Sales commissions.............................       0.25         0.27        (0.02)             (7.4)
Depreciation and amortization.................       0.19         0.16         0.03              18.8
Other.........................................       1.42         1.43        (0.01)             (0.7)
                                                     ----         ----        -----              ----
    Total.....................................       7.43 CENTS   7.42 CENTS   0.01 CENTS         0.1
                                                     ----         ----        -----              ----
                                                     ----         ----        -----              ----

    All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 8.1% for the nine month period ended September 30, 1997. Significant period to period variances were as follows:

    Wages and benefits per ASM decreased by 0.08 cents or 3.7%. The dilutive effect of increased ASM was offset by increased wages and benefits of $3.5 million or 4.2% for the nine months ended September 30, 1997. As mentioned above, the Company incurred additional wages and benefits primarily due to additional headcounts associated with increased long-haul flying.

    Maintenance materials and repairs per ASM increased by 0.12 cents or 9.3% in the nine month period ended September 30, 1997 over the nine month period ended September 30, 1996. For the nine months ended September 30, 1997, the Company experienced $9.0 million or 18.2% in additional maintenance primarily due to (1) $5.4 million more in DC-10 maintenance expense as the Company utilized ten DC-10 aircraft during 1997 versus on average, eight to nine in 1996 and (2) $3.6 million more in DC-9 airframe and engine repairs.

    Rentals and landing fees per ASM were primarily affected by decreased landing fees as a result of a two-year moratorium placed on landing fees at the Honolulu International Airport commencing September 1, 1997. The Company had averaged approximately $500,000 per month in landing fees at the Honolulu International Airport prior to the moratorium.

                       LIQUIDITY AND CAPITAL RESOURCES

    The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash on hand at September 30, 1997 of $32.8 million, internally generated funds and a credit facility with total availability of $12.5 million as of September 30, 1997, with aggregate term loans and letters of credit outstanding in the amounts of $5.2 million and $100,000, respectively. The Company will continue to consider various borrowing or leasing options to supplement its cash requirements.

    As of September 30, 1997, the Company had working capital of $2.2 million, representing a $6.2 million decrease from $8.4 million of working capital at December 31, 1996. Cash and cash equivalents for the nine month period ended September 30, 1997 decreased by $4.5 million. Operating activities for the nine month period ended September 30, 1997 provided $10.0 million in cash and cash equivalents. Through the nine month period ended September 30, 1997, the Company expended $11.5 million of its $19.2 million in planned capital expenditures for 1997, approximately $3.5 million of which has been recorded in other assets. Capitalized portions of scheduled DC-9 checks and overhauls, consolidation of the Company's overseas passenger and baggage processing operations into the Honolulu Interisland Terminal and continued investments in improved software, related hardware and implementation costs represent a majority of these capital expenditures.

    Effective March 1, 1997, the Company entered into petroleum derivative and commodity hedging contracts to provide some short-term protection against the possible future increase in aircraft fuel costs. The Company employs a strategy whereby petroleum derivative and commodity hedging contracts are used to cover approximately 35% to 45% of the Company's anticipated aircraft fuel needs for the next eight to twelve months. At September 30, 1997, the Company had petroleum hedging contracts outstanding with an aggregate notional value of $6.9 million.

    During third quarter 1997, various events occurred which could affect the Company in the future. Management cannot currently estimate the impact, if any, of these events on its results of operations, liquidity or capital resources:


1) As mentioned in Note 4 to Condensed Financial Statements, effective July 15, 1997, the Company consummated a code share agreement with American which will be implemented in first quarter 1998. Further, in July 1997, the Company entered into a marketing alliance with Continental Airlines, Inc. and Continental Micronesia, Inc. that will make the Company the primary Interisland carrier for the two international airlines;

2)  On July 25, 1997, a competitor in the Interisland market, Mahalo Air,
    Inc. ("Mahalo") filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Code. On September 2, 1997, Mahalo suspended its flight operations. On October 20, 1997, a continuance was allowed in order to ascertain the effect of a liquidation on the possible sale of Mahalo's operating license for recovery of monies for creditors. On November 10, 1997, the Bankruptcy Court ruled that should Mahalo not accumulate sufficient funds within 14 days, no financial reorganization would occur under Chapter 11 and all of Mahalo's remaining assets will be sold to pay creditors;

3) In an attempt to boost tourism, effective September 1, 1997, a two-year moratorium was placed on aircraft landing fees at the Honolulu International Airport by the Governor of the State of Hawaii. The
    Governor has reserved the right, however to reinstate the landing fee charges before the two-year period ends. Based on current flight schedules, the Company anticipates that it could save up to $6.0 million per year as a result of the moratorium;

4) Effective October 1, 1997, a new law was enacted to replace the Federal passenger excise tax which expired September 30, 1997. The new legislation includes a gradual reduction in the 10% airline ticket tax to 7.5% by the year 2002, a phasing in of a $3 "head tax" per domestic flight segment, an increase in round-trip international departure and arrival taxes from $6 to $24 per passenger and a tax on the purchase of frequent flier miles. The Company has and will adjust its fares accordingly due to these enacted tax changes based upon prevailing market conditions. Although not quantifiable, management believes a significant portion of the activity in air traffic liability, cash and cash equivalents and accounts receivable to be attributable to increased sales activity made in advance of the effective date of the aforementioned excise taxes.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        No material developments in matters previously reported or reportable events arising in the three or nine months ended September 30, 1997 were noted.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        Material Contracts to be listed under Item 6(a).

          None.

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



                                       HAWAIIAN AIRLINES, INC.



November 14, 1997                      By /s/ John L. Garibaldi
                                          ---------------------
                                          John L. Garibaldi
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)