Form 10-K405
period 1997-12-31
HAWAIIAN AIRLINES INC/HI
filed 1998-03-31
CIK 46205

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8836
                            ------------------------
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

                            ------------------------

       Registrant's telephone number, including area code: (808) 835-3700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                         ON WHICH REGISTERED
------------------------------------------------  -----------------------------------
Preferred Stock Purchase Rights

Common Stock ($.01 par value)                           American Stock Exchange, Inc.
                                                               Pacific Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes /X/ No / /

    As of March 1, 1998, 40,651,047 shares of Common Stock of the Registrant were outstanding. The aggregate market value of voting stock held by non-affiliates (22,123,377 shares) of the Registrant is $77,431,820.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's Notice of 1998 Annual Meeting of Shareholders and Proxy Statement are incorporated herein by reference in Part III of this Form 10-K.

                            EXHIBIT INDEX ON PAGE 31

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------

COVER PAGE................................................................................................          1

                                                           PART I
ITEM 1.            BUSINESS...............................................................................          4
ITEM 2.            PROPERTIES.............................................................................         13
ITEM 3.            LEGAL PROCEEDINGS......................................................................         13
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................         13

                                                           PART II
ITEM 5.            MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..............         13
ITEM 6.            SELECTED FINANCIAL DATA................................................................         13
ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS.............................................................................         14
ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................         24
ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...         24

                                                          PART III
ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................         25
ITEM 11.           EXECUTIVE COMPENSATION.................................................................         26
ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................         26
ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................         26

                                                           PART IV
ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................         27
                   EXHIBIT INDEX..........................................................................         31
                   SIGNATURES.............................................................................         32

                                                         TABLE INDEX
                   BALANCE SHEETS.........................................................................        F-2
                   STATEMENTS OF OPERATIONS...............................................................        F-4
                   STATEMENTS OF SHAREHOLDERS' EQUITY.....................................................        F-5
                   STATEMENTS OF CASH FLOWS...............................................................        F-7
                   NOTES TO FINANCIAL STATEMENTS..........................................................        F-8
                   SUPPLEMENTAL FINANCIAL INFORMATION.....................................................       F-30
                   SELECTED FINANCIAL AND STATISTICAL DATA................................................       F-31
                   FINANCIAL STATEMENT SCHEDULE...........................................................        S-2

                                     PART I

ITEM 1. BUSINESS.

                                  THE COMPANY

    Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") is the largest airline headquartered in Hawaii, based on operating revenues of $404.2 million for 1997. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company was incorporated in January 1929 under the laws of the Territory of Hawaii. The Common Stock of the Company trades on the American Stock Exchange and Pacific Exchange under the symbol "HA." The Company's principal offices are located at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819, and its telephone and facsimile numbers are
(808) 835-3700 and (808) 835-3690, respectively.

                                   OPERATIONS

PASSENGER SERVICE

    The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average and depending on seasonality, approximately 130 to 150 flights per day among the six major islands of the State of Hawaii ("Interisland"), daily service to Las Vegas and the four key United States ("U.S.") West Coast gateway cities of Los Angeles, San Francisco, Seattle and Portland ("Transpac") and twice weekly service to Pago Pago, American Samoa and weekly service to Papeete, Tahiti in the South Pacific ("Southpac"). The Company also provides charter service from Honolulu to Las Vegas and Anchorage, Alaska ("Overseas Charter"). The Company operates a fleet of 13 DC-9 aircraft and nine DC-10 aircraft.

    Management estimates that the entire Interisland market averages approximately nine to ten million passengers annually. Management estimates approximately two-thirds of Interisland travelers are visitors to Hawaii while the balance are Hawaii residents. Residents rely on Interisland flights in much the same way as mainland residents rely on a state highway system. The Company's Interisland operations provide service to seven airports on the six major Hawaiian islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. At December 31, 1997, Hawaiian Airlines' Interisland fleet consisted of 13 DC-9 aircraft. During 1997, the Interisland market represented approximately 36.4% of the Company's total operating revenues.

    During 1997, the Company's Transpac operations served Las Vegas and the U.S. West Coast gateway cities of Los Angeles, San Francisco, Seattle and Portland. At December 31, 1997, nine DC-10 aircraft were used to service Transpac routes. In 1997, the Transpac market represented approximately 49.0% of the Company's total operating revenues.

    Hawaiian Airlines currently is the sole carrier providing air service from Honolulu to American Samoa and Tahiti. Fares are relatively stable throughout the year. Southpac routes are serviced with DC-10 aircraft. During 1997, the Southpac market represented approximately 5.4% of the Company's total operating revenues.

    In addition to its regular scheduled service, the Company operated, on average, eight charter flights per week to Las Vegas during the six first months of 1997 and six weekly charter flights to Las Vegas during the last six months of 1997. Also, from February 1997 to April 1997 the Company operated, on average, two charter rotations per week to Anchorage and from May through the end of 1997, one charter rotation per week to Anchorage. The Company's Overseas Charter operation utilized DC-10 aircraft and produced 9.2% of the Company's total operating revenues in 1997.

FUEL

    Aviation fuel is a significant expense for any air carrier and even marginal changes in fuel prices can greatly impact a carrier's profitability. The following table sets forth statistics about Hawaiian Airlines' aviation fuel consumption and cost for each of the last three years:

                                                           TOTAL COST,
                                              GALLONS       INCLUDING       AVERAGE       % OF
                                           CONSUMED (IN     TAXES (IN      COST PER     OPERATING
YEAR                                        THOUSANDS)      THOUSANDS)      GALLON      EXPENSES
-----------------------------------------  -------------  --------------  -----------  -----------
1997.....................................      103,271      $   77,948    75.5 CENTS        19.4%
1996.....................................       98,729      $   75,642    76.6 CENTS        19.8%
1995.....................................       92,167      $   56,463    61.3 CENTS        16.2%

    Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for further discussion on aircraft fuel expense.

    The single most important factor affecting petroleum product prices, including the price of aviation fuel, continues to be the actions of the OPEC countries in setting targets for the production and pricing of crude oil. In addition, aviation fuel prices are affected by the markets for heating oil, diesel fuel, automotive gasoline and natural gas. All petroleum product prices continue to be subject to unpredictable economic, political and market factors. Also, the balance among supply, demand and price has become more reactive to world market conditions. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, continues to be unpredictable. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. A one cent change in the cost per gallon of fuel has an impact on the Company's operating expenses of approximately $86,000 per month (based on 1997 consumption). Changes in fuel prices may have a greater impact on the Company than certain of its Transpac competitors with more modern, fuel efficient aircraft.

    As discussed below, although Hawaiian Airlines has contracts with several different fuel suppliers, almost all of its aviation fuel is purchased from Northwest Airlines, Inc. ("Northwest").

AIRCRAFT

    At December 31, 1997 the Company's fleet consists of nine DC-10 and 13 DC-9 aircraft. All of the Company's aircraft are leased except for two DC-9s that are owned by the Company. The nine DC-10s are leased under long-term operating leases with American Airlines, Inc. ("American") and expire in 2001. Of the leased DC-9s (including related flight equipment), five are leased under operating leases and six are leased under capital leases that expire at various times between 2000 and 2004.

    Aircraft maintenance costs represent a significant operating cost for the Company (approximately 19%, 18% and 17% of total operating expenses for 1997, 1996 and 1995, respectively) that will increase as the Company's aircraft increase in age. The average age of the Company's DC-10 and DC-9 aircraft is 25 years and 20 years, respectively. The Company intends to replace some or all of its existing aircraft with replacement aircraft in the next decade in order to reduce maintenance costs and achieve other operating efficiencies, although no assurance can be given that the Company will have the capital necessary to replace such aircraft.

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

                              SEGMENT INFORMATION

    Due to the centralization of the Company's operations in the State of Hawaii and the large interdependence that its routes have on one another, management considers its operations to be one industry segment. Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for discussion on Industry Segment Information and those certain operating revenue products which constitute the segment.

                                  SEASONALITY

    The airline industry is a highly cyclical business with substantial volatility. Airlines frequently experience short-term cash requirements caused by both seasonal fluctuations in traffic that often put a drain on cash during off-peak periods and other factors that are not necessarily seasonal, including the extent and nature of price and other competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of airline travel, both personal and to a lesser extent business, is discretionary, the industry tends to experience adverse financial results in general economic downturns. Accordingly, airlines require substantial liquidity to sustain continued operations under most conditions. Working capital deficits are not uncommon in the airline industry since airlines typically have no product inventories and sales of tickets not yet flown are reflected as current liabilities.

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

                             DEPENDENCE ON TOURISM

    Since the Company's operations are limited almost exclusively to flights to, from and among, the Hawaiian Islands, the Company's profitability is linked to the number of travelers to, from and among the Islands and a material reduction in the number of such travelers would have a material adverse effect on the Company's operations. Tourism constitutes a majority of the visitor counts to and from Hawaii. Because tourism levels are related to discretionary income, the level of Hawaii tourism is affected by the strength of the local Hawaii economy and economies in the areas from which tourists to Hawaii typically originate. Hawaii tourism is also dependent upon the popularity of Hawaii as a tourist destination and negative events reduce tourist interest in Hawaii. In addition, from time to time, various events such as the Persian Gulf War and industry-specific problems such as strikes have had a negative impact on tourism in Hawaii.

    After peaking in 1990, the Hawaii tourism industry experienced three consecutive years of decline, with year over year improvement from 1994 through 1997. However, preliminary statistics from the Hawaii Visitors and Convention Bureau (the "HVCB") estimate that total 1997 visitor counts will close at approximately 6.88 million, only 0.7% over the 6.83 million tourists in 1996. For the year ended December 31, 1997, eastbound arrivals, primarily from Japan, were down by 0.9%. Westbound arrivals from the U.S. mainland and European markets were up by 1.8%. The islands of Oahu and Maui experienced slight increases of 0.3% and 0.2%, respectively, in 1997 tourism counts when compared to 1996. The Big Island of Hawaii, assisted by direct air service from Japan which commenced in 1997, and the island of Kauai posted 7.7% and 3.2% increases, respectively. Total visitor counts in 1998 are forecasted to be flat at best when compared to 1997.

    Significant obstacles to growth in Hawaii passenger traffic have been and will continue to be:

1) The local Hawaii economy which has stagnated over the past seven years due to decreases in outside capital investment, sluggish tourism, reduced military spending and reduction in the sugar and pineapple industries, once the mainstays of the Hawaii agricultural business. Since 1991, the State of Hawaii has experienced record bankruptcies, rising foreclosures and business failures and continued job losses. Hawaii's per capita growth rate of 1.7% in 1997 compared unfavorably to the 4.5% experienced by the rest of the nation. Local economists predict that over the next few years, Hawaii's economy will grow only by approximately 1.8% per year. An Economic Revitalization Task Force ("ERTF") consisting of selected members of the public and private sectors and labor unions has been established by the Governor of the State of Hawaii. The ERTF has outlined certain fundamental tax and business proposals for consideration by the 1998 Hawaii legislative session. There can be no assurance that these proposals will be adopted and should they be effected, that they will be successfully implemented;

2) The recent resurgence of the vacation cruise industry and more effective promotion by areas such as Mexico, the Caribbean, Europe and domestic leisure attractions, such as theme parks and Las Vegas. Also the increased incidence of domestic airline seat sales, which have become more prevalent during the past two years, has resulted in the diversion of potential Hawaii discretionary travel. The impact of the financial turmoil in Asia also cannot be predicted. The weak Japanese yen and economy, the Korean economic crisis and the possible devaluation of the Taiwan dollar are factors that will affect Hawaii tourism.

    No assurance can be given that the level of passenger traffic to Hawaii will not decline in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on the Company's operations.

                                  COMPETITION

    The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, recodified into the Transportation Act, which has substantially eliminated government authority to regulate domestic routes and fares and has increased the ability of airlines to compete with respect to destination, flight frequencies and fares. Airline profit levels are highly sensitive to and can be severely impacted by, adverse changes in fuel costs, average yield and passenger demand.

    The U.S. airline industry has consolidated in recent years as a result of mergers and liquidations, and further consolidation may occur in the future. The consolidations have, among other things, enabled certain carriers to expand their international operations and increase their presence in the U.S. domestic market. In addition, the airline industry has experienced in recent years alliances between large U.S. domestic and foreign carriers, allowing those carriers within such alliances to strengthen their overall operations. Conversely, the industry has also seen in recent years the emergence and growth of low cost, low fare domestic carriers who have further intensified competitive pressures. Aircraft, skilled labor and gates at most airports continue to be available to start-up carriers. In some cases, the new entrants have initiated or triggered price discounting.

    Many of the Company's competitors are larger and have substantially greater resources. In addition, the commencement of service by new carriers on the Company's routes could negatively impact the Company's operating results. Competing airlines have, and may in the future, undercut the Company's fares and increase capacity on routes beyond market demand in order to increase their market shares. Such activity by other airlines could reduce fares or passenger traffic to levels where profitable operations could not be achieved. Due to its smaller size and liquidity, the Company may be less able to withstand aggressive marketing tactics or a prolonged fare war initiated by its competitors.

    Vigorous price competition exists, with competitors frequently offering reduced discount fares and other promotions to stimulate traffic during normally slack travel periods, generate cash flow or increase relative market share in selected markets. The introduction of broadly available, deeply discounted fares by a major U.S. airline could result in lower yields for the entire industry and could have a material adverse effect on the Company's operating results.

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

    The airline industry is highly sensitive to general economic conditions. Because a substantial portion of airline travel is discretionary, the operating and financial results of the Company may be negatively impacted by any downturn in national or regional economic conditions in the U.S., particularly California and Hawaii, and certain Asian countries, particularly Japan. Any prolonged general reduction in airline passenger traffic will adversely affect the Company.

INTERISLAND

    While there are several small commuter and air taxi companies, which provide air transportation to Hawaii airports that cannot be served with large aircraft, the Interisland market is serviced primarily by two carriers, the Company and its primary competitor in the Interisland market, Aloha Airlines, Inc. ("Aloha"). Aloha's competitive position is strengthened through its marketing affiliation with United Airlines, Inc. ("United"), the largest carrier of passengers to Hawaii. Aloha participates in United's frequent flyer program and also has a code sharing agreement with United. Aloha principally utilizes 16 Boeing 737 aircraft with a schedule that averages approximately, depending on seasonality, 150 to 180 daily flights, which service the same basic Interisland routes as the Company. Hawaiian Airlines has approximately, depending on seasonality, 130 to 150 Interisland flights per day. The Company believes that Interisland competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, frequent flyer programs, customer service and aircraft type.

TRANSPAC

    The Company currently competes with major carriers such as United, Delta Airlines, Inc., Northwest and, to a lesser extent, Continental Airlines, Inc. and American on its Transpac routes. In addition to the competition produced by the major carriers, 1997 saw continued competition from charter carriers in the Transpac market. The Company believes that Transpac competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, frequent flyer programs, customer service and in-flight service.

                           RELIANCE ON THIRD PARTIES

    The Company has entered into agreements with contractors, including American, Northwest, Continental Airlines, Inc. and certain other airlines, to provide certain facilities and services required for its operations, including aircraft leasing and maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, fuel, ground facilities, baggage and cargo handling and personnel training. This reliance on third parties to provide services subjects the Company to the risk that such services could be discontinued without adequate replacement services being available.

    The Company leases all of its DC-10 aircraft from American. The Company also pays a minimum monthly charge for maintenance services, monthly in arrears. In exchange, American is responsible for all maintenance on the Company's DC-10 aircraft with the Company having access to spare parts, engines and rotables for the maintenance of these aircraft. As such, the Company does not maintain large inventories of spare engines or parts to support the operation of the DC-10 aircraft. During 1997, the Company incurred approximately $63.4 million of lease and maintenance expenses under the American DC-10 aircraft leases. American has the right to terminate its obligation to provide aircraft maintenance services on and after January 1, 1999, upon 180 days prior notice. If American terminated the maintenance arrangement, the Company would have to seek an alternate source of maintenance service or maintain its DC-10s by itself. No assurance can be given that the Company would be able to do so on a basis that is as cost-effective as the American maintenance arrangement. The Company also participates in American's AAdvantage frequent flyer program and SABRE reservation system. Commencing March 2, 1998, the Company and American also effected a code sharing agreement. These programs and services make the Company more competitive, but increases its reliance on third parties.

    The Company purchases almost all of its aviation fuel from Northwest pursuant to an agreement which provides that, in case of shortages, Northwest will provide fuel to its own fleet first and then a portion of the remaining fuel available will be allocated between Hawaiian Airlines and any other applicable airlines. The agreement requires Northwest to provide Hawaiian Airlines with aviation fuel at Northwest's actual acquisition cost without markup for profit and with reimbursement only for out-of-pocket costs. The agreement is renewed automatically on December 31 of each year unless canceled by either of the parties with 90 days, written notice. Hawaiian Airlines is prohibited from reselling such fuel. No assurance can be given that the Company would be able to secure an adequate supply of fuel from alternate sources if a fuel shortage were to cause the supply from Northwest to be inadequate or if Northwest were to cancel the agreement. The Company paid Northwest approximately $72.6 million, $70.9 million and $53.0 million for the fuel supplied under this agreement in 1997, 1996 and 1995, respectively. Further, effective July 1996, the Company entered into a cooperative marketing agreement with Northwest, which provides for extensive marketing cooperation, including a code sharing arrangement and frequent flyer participation.

    In both 1997 and 1996, approximately 74% of the Company's ticket sales were made by travel agents, including approximately 30% by six large wholesalers. Travel agents generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies to favor another airline or to disfavor the Company could adversely affect the Company. Although management intends to continue to offer an attractive and competitive product to travel agencies and to maintain favorable relations with travel agencies, there can be no assurance that travel agencies will not disfavor the Company or favor other airlines in the future, either of which could have an adverse effect on the Company's operations.

                                   REGULATION

GENERAL

    As a certificated air carrier, Hawaiian Airlines is subject to the regulatory jurisdiction of the U.S. Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA"). The DOT has jurisdiction over certain aviation matters such as the carrier's certificate of public convenience and necessity, international routes and fares, consumer protection policies including baggage liability and denied-boarding compensation and unfair competitive practices as set forth in the Transportation Act. Hawaiian Airlines and all other domestic airlines are subject to regulation by the FAA under the Transportation Act. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. To assure compliance with its operational standards, the FAA requires air carriers to obtain operations, air worthiness and other certificates which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of aviation safety and security regulations. As are other carriers, Hawaiian Airlines is subject to inspections by the FAA in the normal course of its business on a routine ongoing basis. Hawaiian Airlines operates under a Certificate of Public Convenience and

Necessity issued by the DOT (authorizing it to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA.

MAINTENANCE DIRECTIVES AND OTHER REGULATIONS

    Hawaiian Airlines has developed extensive maintenance programs, which consist of a series of phased checks of each aircraft type. These checks are performed at specified intervals measured either by time flown or by the number of takeoffs and landings ("cycles") performed. Checks range from daily "walk around" inspections, to more involved overnight maintenance checks, to exhaustive and time consuming overhauls. Aircraft engines are subject to phased, or continuous, maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain parts and components of both airframe and engines are time or cycle controlled. Parts and other components are replaced or overhauled prior to the expiration of their time or cycle limits. The FAA approves all airline maintenance programs, including changes to the programs. In addition, the FAA licenses the mechanics who perform the inspections and repairs, as well as the inspectors who monitor the work.

    The FAA frequently issues air worthiness directives, often in response to specific incidents or reports by operators or manufacturers, requiring operators of specified equipment to perform prescribed inspections, repairs or modifications within stated time periods or numbers of cycles. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, cargo compartment fire detection/suppression systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements. The Company expects to continue to incur substantial expenditures for the purpose of complying with these new regulations, including, but not limited to:

    1) The Company anticipates that in the period 1998 through 2000, four of its 13 DC-9 aircraft will require a heavy airframe overhaul check (the "D-Check"). The D-Check for a DC-9 requires more than 20,000 man-hours of maintenance work and includes stripping the airframe, extensively testing the airframe structure and a large number of parts and components, and reassembling the overhauled airframe with new or rebuilt components. The Company anticipates each D-Check to cost approximately $750,000 to $1.0 million;

    2) The FAA has and is expected to continue to require structural modifications and the replacement of certain parts, as well as the implementation of additional maintenance programs or changes to current programs, with respect to various types of aircraft over a certain age. These requirements vary, depending on the type of aircraft covered. Based on information currently available, the Company estimates that the total cost of complying with the aging aircraft requirements over the 1998 through 2002 period will approximate $420,000 per DC-9 aircraft;

    3) In addition, the Company expects to incur approximately $100,000 per DC-9 aircraft per year, for maintenance required under a corrosion prevention and control program. This program is anticipated to continue indefinitely in the future;

    4) The FAA has mandated the installation of smoke detection and fire suppression systems in the cargo compartments of both DC-10 and DC-9 aircraft by December 2000. The cost for systems and installation is estimated to be $130,000 and $83,000 per DC-10 and DC-9 aircraft, respectively;

    5) As a result of certain incidents where Digital Flight Data Recorder ("DFDR") information was insufficient to determine the cause of the accident, the FAA has also mandated additional recording parameters for the DC-10 and DC-9 aircraft by the first heavy maintenance check after August 1999 but no later than August 2001. The DC-10 DFDR will be upgraded from 17 to 22 parameters at an estimated cost of $60,000 per aircraft. The DC-9 DFDR will be upgraded from 11 to 18 parameters at an estimated cost of $47,000 per aircraft;

    6) During the period from 1998 through 2002, the Company anticipates continued implementation of its supplemental inspection document program for certain of its DC-9 aircraft which is estimated to range up to $27,000 per aircraft.

    The estimated future cost of complying with FAA regulations as discussed in the preceding paragraphs will be in addition to the costs of the Company's current DC-10 and DC-9 fleet maintenance programs.

    Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by, for example, imposing additional requirements or restrictions on operations. Laws and regulations also have been considered from time to time that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the award of international routes to U.S. carriers (and their retention) is regulated by treaties and related agreements between the U.S. and foreign governments, which are amended from time to time. The Company cannot predict what laws and regulations will be adopted or what changes to international air transportation treaties will be effected, if any, or how they will affect the Company.

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

    In 1990, Congress passed legislation which provided for a reduction in commercial aircraft noise levels. Carriers were permitted to comply with the transitional requirements either by (i) phasing out, or retrofitting with noise abatement equipment, certain older aircraft known as Stage 2 aircraft, or (ii) phasing in quieter aircraft, known as Stage 3 aircraft by December 31, 1999, with the possibility of certain waivers until December 31, 2003, when full phase out is required. Congress provided an exemption for air carriers operating in Hawaii, or between a place in Hawaii and a place outside the 48 contiguous states, to operate as many Stage 2 aircraft of a certain weight as they operated on November 5, 1990. Air carriers that provided flights between places only in Hawaii on November 5, 1990 may include in the number of Stage 2 aircraft under the exemption all Stage 2 aircraft that it owned or leased on November 5, 1990, whether or not the aircraft were operated by the carrier on that date. However, an air carrier may provide flights between places only in Hawaii using Stage 2 aircraft only if the carrier provided the service on November 5, 1990. The Company believes these exemptions restrict air carriers other than the Company and Aloha from operating Stage 2 aircraft in Hawaii. Because Stage 2 aircraft are less expensive to acquire than Stage 3 aircraft, this exemption provides limited protection against the entry of another carrier, which would be required to operate an all Stage 3 fleet. This advantage is partially offset by the fact that Stage 3 aircraft are generally less expensive to operate and maintain, as well as the fact that in any event over time, carriers will move toward having an all Stage 3 fleet.

LIMITATION ON FOREIGN OWNERSHIP OF SHARES

    The Transportation Act prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier. The Company's Restated Articles of Incorporation prohibit the ownership or control of more than 25% (to be increased or decreased from time to time to that percentage permissible under the laws of the U.S.) of issued and outstanding voting capital stock of the Company by persons who are not

"citizens of the U.S.". As of December 31, 1997, less than 5% of the Common Stock of the Company was held by non-U.S. citizens.

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

TICKET AND CARGO TAXES

    Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for discussion on Ticket and Cargo Taxes.

                                   EMPLOYEES

    As of December 31, 1997, Hawaiian Airlines had 2,551 employees, of which 2,172 were employed on a full-time basis. The majority of Hawaiian Airlines' employees are covered by labor agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO), the Air Line Pilots Association International, the Association of Flight Attendants, the Transport Workers Union and the Communications Section Employees Union.

                                    PART II

ITEM 2. PROPERTIES.

    Information provided in Notes 4, 5 and 6 to the Financial Statements contained in Part IV, Item 14 of this Form 10-K is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

    Information provided in Note 10 to the Financial Statements contained in
Part IV, Item 14 of this Form 10-K is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

(a) Market Information.

    The Registrant's Common Stock is traded on the American Stock Exchange and Pacific Exchange under the symbol HA. The following table sets forth the reported high and low sales prices for the Common Stock for the quarters indicated, as reported by the American Stock Exchange:

                                                            FIRST       SECOND        THIRD       FOURTH
1997                                                       QUARTER      QUARTER      QUARTER      QUARTER
-------------------------------------------------------  -----------  -----------  -----------  -----------
High...................................................     3- 15/16        5           5- 1/4     4- 13/16
Low....................................................       3- 1/8       3- 1/8       4- 1/4       3- 1/2


                                                            FIRST       SECOND        THIRD       FOURTH
1996                                                       QUARTER      QUARTER      QUARTER      QUARTER
-------------------------------------------------------  -----------  -----------  -----------  -----------
High...................................................       3- 1/2      7- 1/16       5- 1/8       4
Low....................................................       1- 5/8       2- 7/8       3- 1/4       3

(b) Holders.

    As of March 1, 1998, there were approximately 997 holders of record of the Company's Common Stock.

(c) Dividends.

    Under the terms of the financing arrangement with CIT Group/Credit Finance, Inc., the Company is restricted from paying any cash or stock dividends. No dividends were paid by the Company in 1997 or 1996.

ITEM 6. SELECTED FINANCIAL DATA.

    Information under the caption "Selected Financial and Statistical Data" on pages F-31 to F-32 contained in Part IV, Item 14 of this Form 10-K is incorporated herein by reference.

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

    It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, labor union situations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation, the general economic environment and other factors discussed herein.

    Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings, could cause the Company's results to differ from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

                             RESULTS OF OPERATIONS

                             1997 COMPARED TO 1996

    For the year ended December 31, 1997, the Company generated operating income of $2.5 million, a $475,000 improvement from 1996 operating income of $2.0 million. The Company also reduced its net loss before extraordinary items and cumulative effect of change in accounting principle by $1.7 million to $572,000 in 1997 from $2.3 million in 1996. The Company incurred a net loss of $1.0 million for the year ended December 31, 1997, a $511,000 improvement from the net loss of $1.5 million in 1996. Included in the 1997 and 1996 net losses are provisions for income taxes of $1.7 million and $868,000, respectively. While generally accepted accounting principles require that the provisions for income taxes be recorded, most of the amounts recorded will not require cash outlay as the amounts will be offset by net operating loss carryforwards available to the Company. As noted in Note 7 in NOTES TO FINANCIAL STATEMENTS contained in Part IV, Item 14 of this Form 10-K, the estimated income tax benefit from the expected utilization of these net operating loss carryforwards has been applied as a reduction to reorganization value in excess of amounts allocable to identifiable assets.

                               OPERATING REVENUES

    Operating revenues totaled $404.2 million in 1997 compared to $384.5 million in 1996, an increase of $19.7 million or 4.9%. Significant year to year variances were as follows:

PASSENGER AND CHARTER

    The following table compares operating passenger revenues and statistics, in thousands, except as otherwise indicated, for the years ended 1997 and 1996:

                                                                             INCREASE
                                                    1997          1996      (DECREASE)      %
                                                ------------  ------------  ----------  ---------
Interisland:
  Passenger revenues..........................  $    132,626  $    133,019        (393)      (0.3)
  Revenue passengers..........................         3,735         3,828         (93)      (2.4)
  Revenue passenger miles.....................       497,137       508,286     (11,149)      (2.2)
  Available seat miles........................       859,545       921,752     (62,207)      (6.7)
  Passenger load factor.......................          57.8%         55.1%        2.7        5.0
  Yield.......................................          26.7   NTS         26.2   NTS        0.5   NTS       1.9

Transpac:
  Passenger revenues..........................  $    180,424  $    173,419       7,005        4.0
  Revenue passengers..........................         1,168         1,080          88        8.1
  Revenue passenger miles.....................     2,819,783     2,647,869     171,914        6.5
  Available seat miles........................     3,569,138     3,371,049     198,089        5.9
  Passenger load factor.......................          79.0%         78.5%        0.5        0.6
  Yield.......................................           6.4   NTS          6.5   NTS       (0.1    NTS      (1.5)

Southpac:
  Passenger revenues..........................  $     19,104  $     19,828        (724)      (3.7)
  Revenue passengers..........................            61            63          (2)      (3.2)
  Revenue passenger miles.....................       162,136       167,850      (5,714)      (3.4)
  Available seat miles........................       270,926       279,154      (8,228)      (2.9)
  Passenger load factor.......................          59.9%         60.1%       (0.2)      (0.3)
  Yield.......................................          11.8   NTS         11.8   NTS        0.0   NTS       0.0

Overseas Charter:
  Charter revenues............................  $     37,172  $     27,835       9,337       33.5
  Revenue passengers..........................           253           190          63       33.2
  Revenue passenger miles.....................       683,384       515,982     167,402       32.4
  Available seat miles........................       739,619       528,787     210,832       39.9

    Interisland passenger revenues decreased by $393,000 or 0.3% to $132.6 million in 1997 from $133.0 million in 1996. As discussed in Part I, Item 1, BUSINESS of this Form 10-K, Interisland passenger revenues were impacted by softness in tourism throughout the State of Hawaii, principally through the first six months of 1997. The decrease in Interisland passenger revenues was also caused by less availability of seats as evidenced by the 6.7% decrease in available seat miles year over year. The decrease in revenue passengers carried and revenue passenger miles ("RPM"), however were offset by a 0.5 CENTS or 1.9% increase in yield, the result of certain price increases initiated in the Interisland market by the Company in the latter months of 1997.

    Transpac passenger revenues totaled $180.4 million in 1997, an increase of $7.0 million or 4.0% over 1996 Transpac passenger revenues of $173.4 million. In 1997, the Company adjusted its Transpac frequencies to particular Transpac destinations depending on market demand. The Company experienced increases of 8.1% and 6.5% in its passengers carried and RPM, respectively. However, these increases were offset by a 0.1 CENTS or 1.5% decrease in yield reflecting more aggressive pricing actions taken by the Company to stimulate travel demand and be competitive, primarily in the second and third quarters of 1997. These pricing strategies, combined with cooperative advertising and promotions, were targeted at Transpac markets in which the Company had increased its level of service and those in which the Company maintained code share alliances.

    Overseas charter revenues in 1997 totaled $37.2 million, an increase of $9.3 million from 1996 Overseas charter revenues of $27.8 million. The increase is attributable to the Company operating on average, eight charters per week to Las Vegas throughout the first six months of 1997 versus six per week throughout the first six months of 1996, and from February 1997 to April 1997 and from May 1997 to December 1997, on average, two and one charter rotations per week, respectively, to Anchorage, Alaska. The Anchorage charters were not operated in 1996.

CARGO

    Transpac cargo revenues increased by $1.1 million or 9.2% to $13.0 million in 1997 from $11.9 million in 1996. The increase was primarily due to increased frequencies in Transpac routes which allowed the Company to transport 1,783 or 9.2% more tons of freight in 1997 compared to 1996.

OTHER OPERATING

    Other operating revenues in 1997 totaled $13.6 million, an increase of $3.4 million or 32.9%, primarily due to approximately $2.3 million in additional revenues related to the promotion of the Company's frequent flyer program and inflight media and service products.

                               OPERATING EXPENSES

    Operating expenses totaled $401.7 million in 1997, an increase of $19.3 million or 5.0% from total operating expenses of $382.4 million in 1996.

    The following table compares operating expenses per Available Seat Mile ("ASM") by major category for 1997 with 1996:

                                                                                    INCREASE
                                                               1997       1996     (DECREASE)       %
                                                             ---------  ---------  -----------  ---------
Wages and benefits.........................................       2.11   NTS      2.13   NTS      (0.02)   NTS      (0.9)
Aircraft fuel, including taxes and oil.....................       1.44       1.49       (0.05)       (3.4)
Maintenance materials and repairs..........................       1.40       1.35        0.05         3.7
Rentals and landing fees...................................       0.60       0.69       (0.09)      (13.0)
Sales commissions..........................................       0.24       0.26       (0.02)       (7.7)
Depreciation and amortization..............................       0.20       0.17        0.03        17.6
Other......................................................       1.40       1.41       (0.01)       (0.7)
                                                                   ---        ---       -----   ---------
    Total..................................................       7.39   NTS      7.50   NTS      (0.11)   NTS      (1.5)
                                                                   ---        ---       -----   ---------
                                                                   ---        ---       -----   ---------

    All fluctuations in operating expenses per ASM were affected by an overall increase in ASM of approximately 6.6% in 1997 from 1996. Significant year to year variances were as follows:

    Wages and benefits per ASM decreased by 0.02 CENTS or 0.9%. The dilutive effect of increased ASM was offset by increased wages and benefits in 1997 of $6.0 million or 5.5% over 1996. Wages and benefits totaled $114.6 million in 1997 versus $108.6 million in 1996. The Company incurred additional customer service, crew and inflight wages and benefits primarily due to increased long-haul flying.

    Aircraft fuel, including taxes and oil ("Aircraft Fuel"), per ASM decreased year over year by 0.05 CENTS or 3.4%. The effect of increased ASM was offset by an overall increase in Aircraft Fuel costs of $2.2 million or 2.9% to $78.1 million in 1997 from $75.9 million in 1996. The Company incurred $3.5 million in additional costs from the consumption of approximately 4.5 million or 4.6% more gallons of fuel in 1997 than in 1996 and $1.1 million in aggregate realized and unrealized losses on the Company's Aircraft Fuel derivative financial instruments. These additional costs were offset by a decrease in Aircraft Fuel expense year over year of $2.2 million resulting from a decrease in the average cost per gallon of 2.2 CENTS or 2.9%.

    Maintenance materials and repairs per ASM increased by 0.05 CENTS or 3.7% in 1997 from 1996. The Company experienced $7.3 million or 10.6% in additional maintenance principally due to (i) $5.7 million more in DC-10 maintenance expense as the Company utilized between nine and ten DC-10 aircraft throughout 1997 versus a varying fleet of eight to ten DC-10 aircraft in 1996 due to increased long-haul frequencies and (ii) $1.2 million more in DC-9 airframe and engine repairs.

    Rentals and landing fees per ASM were primarily affected by decreased landing fees of $2.2 million in 1997. A two-year moratorium was placed on landing fees at all airports in Hawaii commencing September 1, 1997. The Company had averaged approximately $500,000 per month in landing fees at airports in the State of Hawaii prior to the moratorium.

    Depreciation and amortization per ASM increased by 0.03 CENTS or 17.6%. Depreciation and amortization totaled $10.7 million in 1997 versus $8.7 million in 1996. A majority of this $2.0 million or 23.0% increase in 1997 is due to (i) $1.2 million in additional depreciation and amortization on DC-9 and DC-10 capitalized parts and overhauls and (ii) $548,000 in additional depreciation on DC-9 flight equipment financed through capital leases.

    Other operating expenses per ASM is comparable between 1997 and 1996. Other operating expenses increased by $4.5 million or 6.2% in 1997 compared to 1996 primarily due to $3.7 million in additional catering, ground handling and personnel expenses from increased long-haul flying.

                              EXTRAORDINARY ITEMS

    In 1996, the Company paid approximately $4.7 million to GPA Group plc and its affiliate AeroUSA, Inc. to repurchase 827,221 shares of Common Stock and to repay approximately $4.5 million of long-term debt at a 15.0% discount, including any deferred costs and other expenses owed. These transactions resulted in an extraordinary gain, net of income taxes, of approximately $409,000.

    Further, in December 1996, the Company exercised its option to prepay to American a $10.25 million promissory note secured by certain assets of the Company (the "American Note"). The Company paid American $9.15 million plus accrued interest with all liens securing the American Note being released. Early extinguishment of the American Note resulted in an extraordinary gain, net of income taxes, of approximately $357,000.

              CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    As promulgated by the Financial Accounting Standards Board's (the "FASB") Emerging Issues Task Force, in fourth quarter 1997, the Company wrote off business process reengineering costs it had previously capitalized. As discussed below in INFORMATION TECHNOLOGY SYSTEMS, the Company has commenced and committed significant resources to upgrading its business processes and information technology for strategic and year 2000 positioning. The write-off totaled approximately $450,000, net of income tax benefit of approximately $300,000.

                         NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of Common Stock shares outstanding for the period, and "Diluted" earnings per share, which reflects the potential dilution that could occur if securities or other contracts to issue Common Stock shares were exercised or converted into Common Stock shares or resulted in the issuance of Common Stock shares that then shared in the earnings of the Company. SFAS No. 128 requires restatement of all prior period earnings per share data presented. The Company adopted the provisions of SFAS No. 128 as of December 31, 1997. The adoption of SFAS No. 128 resulted in the restatement of previously reported earnings per share information.

    In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which lists required disclosures about capital structure that had been included in a number of previously existing statements and opinions. SFAS No. 129 is effective for periods ending after December 15, 1997. The Company adopted the provisions of SFAS No. 129 as of December 31, 1997.

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

    In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 requires restatement of comparative information presented for earlier periods. SFAS No. 131 is effective for periods beginning after December 15, 1997.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employer's Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 addresses disclosure only and does not change any of the measurement or recognition provisions provided for in SFAS Nos. 87, 88 or 106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of comparative information presented for earlier periods.

    Management does not expect adoption of SFAS No. 130, 131 or 132 to have a material impact on the Company's previously reported financial information.

                             1996 COMPARED TO 1995

    For the year ended December 31, 1996, the Company generated operating income of $2.0 million and incurred a net loss of $1.5 million. This represents a $3.9 million improvement from the 1995 operating loss of $1.9 million and a $4.0 million improvement from the 1995 net loss of $5.5 million.

                               OPERATING REVENUES

    Operating revenues totaled $384.5 million in 1996 compared to $346.9 million in 1995, an increase of $37.6 million or 10.8%. Significant year to year variances were as follows:

PASSENGER AND CHARTER

    The following table compares operating passenger revenues and statistics, in thousands, except as otherwise indicated, for the years ended 1996 and 1995:

                                                                                                INCREASE
                                                                       1996          1995      (DECREASE)      %
                                                                   ------------  ------------  ----------  ---------
Interisland:
  Passenger revenues.............................................  $    133,019  $    122,079      10,940        9.0
  Revenue passengers.............................................         3,828         3,721         107        2.9
  Revenue passenger miles........................................       508,286       490,044      18,242        3.7
  Available seat miles...........................................       921,752       937,736     (15,984)      (1.7)
  Passengerload factor...........................................          55.1%         52.3%        2.8        5.4
  Yield..........................................................          26.2   NTS         24.9   NTS        1.3   NTS       5.2

Transpac:
  Passenger revenues.............................................  $    173,419  $    156,155      17,264       11.1
  Revenue passengers.............................................         1,080           994          86        8.7
  Revenue passenger miles........................................     2,647,869     2,506,774     141,095        5.6
  Available seat miles...........................................     3,371,049     3,034,177     336,872       11.1
  Passenger load factor..........................................          78.5%         82.6%       (4.1)      (5.0)
  Yield..........................................................           6.5   NTS          6.2   NTS        0.3   NTS       4.8

Southpac:
  Passenger revenues.............................................  $     19,828  $     19,293         535        2.8
  Revenue passengers.............................................            63            66          (3)      (4.5)
  Revenue passenger miles........................................       167,850       174,548      (6,698)      (3.8)
  Available seat miles...........................................       279,154       266,406      12,748        4.8
  Passenger load factor..........................................          60.1%         65.5%       (5.4)      (8.2)
  Yield..........................................................          11.8   NTS         11.1   NTS        0.7   NTS       6.3

Overseas Charter:
  Charter revenues...............................................  $     27,835  $     22,167       5,668       25.6
  Revenue passengers.............................................           190           155          35       22.6
  Revenue passenger miles........................................       515,982       425,797      90,185       21.2
  Available seat miles...........................................       528,787       439,142      89,645       20.4

    Revenues from Interisland passenger service totaled $133.0 million during 1996, an increase of $10.9 million or 9.0% from 1995 Interisland passenger revenues of $122.1 million. Increases of 2.9% and 3.7% in Interisland passengers carried and RPM, respectively, were augmented by an increase in Interisland yield of 1.3 CENTS or 5.2%.

    Increases in Interisland revenue passengers carried and RPM were primarily caused by the Company increasing its share of the Interisland passenger market based on management's estimates by approximately one percentage point year over year. Interisland yield in 1996 increased compared to 1995 due to (i) the Company being able to maintain and/or increase certain Interisland fares and
(ii) the effects of lower yielding promotional fare ticket programs being less prevalent in 1996 than in 1995.

    Revenues from Transpac passenger operations totaled $173.4 million during 1996 compared to $156.2 million in 1995, an increase of $17.2 million or 11.1%. The Company experienced increases of 8.7% and

5.6% in its passengers carried and RPM, respectively. Increases in revenue passengers carried and RPM were a direct result of increased frequencies in the Transpac market as denoted by the increase in Transpac ASM by 11.1%. Transpac yield also increased by 0.3 CENTS or 4.8%. Again, similar to above, the increase in yield was primarily caused by general increases in certain Transpac fares and the effects of promotional fare ticket programs being less prevalent in 1996 than in 1995.

    Overseas charter revenues in 1996 totaled $27.8 million, an increase over $22.2 million of 1995 Overseas charter revenues of $5.6 million. The increase is attributable to the Company operating, on average, six charters per week throughout 1996 versus, on average, three to four charters per week throughout the first six months of 1995.

                               OPERATING EXPENSES

    Operating expenses totaled $382.4 million in 1996, an increase of $33.6 million or 9.6% from total operating expenses of $348.8 million in 1995.

    The following table compares operating expenses per ASM by major category for 1996 and 1995:

                                                                                    INCREASE
                                                               1996       1995     (DECREASE)       %
                                                             ---------  ---------  -----------  ---------
Wages and benefits.........................................       2.13   NTS      2.31   NTS      (0.18)   NTS      (7.8)
Aircraft fuel, including taxes and oil.....................       1.49       1.21        0.28        23.1
Maintenance materials and repairs..........................       1.35       1.30        0.05         3.8
Rentals and landing fees...................................       0.69       0.72       (0.03)       (4.2)
Sales commissions..........................................       0.26       0.30       (0.04)      (13.3)
Depreciation and amortization..............................       0.17       0.17        0.00         0.0
Other......................................................       1.41       1.45       (0.04)       (2.8)
                                                                   ---        ---       -----   ---------
    Total..................................................       7.50   NTS      7.46   NTS       0.04   NTS       0.5
                                                                   ---        ---       -----   ---------
                                                                   ---        ---       -----   ---------

    All fluctuations in operating expenses per ASM were affected by an overall increase in ASM of approximately 9.0% in 1997 from 1996. Significant year to year variances were as follows:

    Aircraft Fuel per ASM increased 0.28 CENTS or 23.1%. The Company incurred approximately $19.2 million or 33.8% more Aircraft Fuel in 1996 than 1995. The increase was principally due to (i) approximately $2.9 million more in fuel taxes due to the Company becoming subject to an additional 4.3 CENTS per gallon tax effective October 1, 1995; (ii) $4.0 million in additional fuel cost as the Company consumed approximately 6.6 million or 7.1% more gallons of aircraft fuel due to increased frequencies; and (iii) $10.9 million in added fuel expense as the average cost per gallon, excluding the 4.3 CENTS per gallon tax, increased by 11.8 CENTS or 20.6%.

    Maintenance materials and repairs per ASM increased 0.05 CENTS or 3.8% in 1996. Maintenance materials and repairs in 1996 increased by approximately $8.4 million or 13.9% over 1995. A majority of the increase was due to $7.6 million more in maintenance expense associated with the Company's DC-10 fleet as the Company operated, on average, one more DC-10 in 1996 than in 1995. The Company also incurred an additional $600,000 of expenses in 1996 versus 1995 for maintenance of its DC-9 airframes.

    Other operating expenses per ASM decreased 0.04 CENTS or 2.8% in 1996 reflecting the dilutive effect of increased ASM offset by an increase in purchased services by $2.3 million or 11.4% to $22.5 million in 1996 from $20.2 million in 1995 primarily from additional ground handling and security charges due to increased frequencies by the Company incurred in 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash and liquid short-term investment securities on hand at December 31, 1997 of $19.7 million, internally generated funds and a credit facility with total availability of $11.9 million as of December 31, 1997, with aggregate term loans and letters of credit outstanding in the amounts of $5.2 million and $100,000, respectively. The Company believes that its ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund its capital expenditure programs and to cover debt and other cash requirements in the foreseeable future.

    Cash and cash equivalents for the year ended December 31, 1997 decreased by $21.5 million from December 31, 1996. Operating activities for the year ended December 31, 1997 provided $4.1 million in cash and cash equivalents. Investing activities for the year ended December 31, 1997, used $22.5 million of cash and cash equivalents to acquire property and equipment and short-term investment securities of $4.0 million, partially offset by $1.4 million in proceeds received from the disposition of equipment. The Company expended $18.5 million of its $19.2 million in planned capital expenditures for 1997. Capitalized portions of scheduled DC-9 checks and overhauls, consolidation of the Company's overseas passenger and baggage processing operations into the Honolulu Interisland Terminal and, as discussed below, continued investments in improved software and related hardware represent a majority of these capital expenditures. Financing activities for the year ended December 31, 1997 used $4.6 million in cash and cash equivalents, the net result of $2.7 million in proceeds received through the exercise of options and warrants and $7.3 million in net payments for debt and capital lease obligations.

    During 1997 and through the date of this report, various events occurred which could affect the Company in the future. Management cannot currently estimate the impact, if any, of these events on its results of operations, liquidity or capital resources:

1) Effective July 15, 1997, the Company consummated a code share agreement with American, which was implemented on March 2, 1998. As a result, 974,669 warrants issued to American's parent company, AMR Corporation ("AMR"), became exercisable at $1.07 per share.

    Further, in July 1997, the Company entered into a marketing alliance with Continental Airlines, Inc. and Continental Micronesia, Inc. (together "Continental") that will make the Company the primary Interisland carrier for the two international airlines. Implementation of the Continental agreement is expected to be completed by June 1998;

2) On July 25, 1997, a competitor in the Interisland market, Mahalo Air, Inc. ("Mahalo"), filed a voluntary petition for relief under Chapter 11, Title 11 of the U.S. Bankruptcy Code and suspended its flight operations on September 2, 1997. Mahalo was ordered into Chapter 7 liquidation by the U.S. Bankruptcy Court on January 26, 1998;

3) In an attempt to boost tourism, effective September 1, 1997, a two-year moratorium was placed on aircraft landing fees at all airports in Hawaii by the Governor of the State of Hawaii. The Governor has reserved the right, however to reinstate the landing fee charges before the two-year period ends. Based on current flight schedules, the Company anticipates that it could save up to $6.0 million per year as a result of the moratorium;

4) On January 1, 1997, certain Federal passenger and cargo excise taxes lapsed. Effective March 7, 1997 through September 30, 1997, the taxes were reinstated with the airline industry being subject to a 10% passenger excise tax on each ticket sold (other than Transpac flights), a 6.25% cargo excise tax and a $6 international departure tax (including Transpac and Overseas Charter flights). Effective October 1, 1997, a new law was enacted to replace the passenger excise tax and adjust the international departure tax. The new legislation includes a gradual reduction in the 10% airline ticket tax to 7.5% by the year 2002, a phasing in of a $3 "head tax" per domestic flight segment, an increase in the round-trip international departure and arrival taxes from $6 to $24 per passenger for flights not originating or ending in a domestic location and a tax on the purchase of frequent flier miles. The 6.25% cargo excise tax remains unchanged. The Company has and will adjust its fares accordingly due to these enacted tax changes based upon prevailing market conditions. There can be no assurance that the Company will be able to maintain its current fare levels or predict with any certainty the effects on its fares should the taxes again lapse and/or be reinstated;

5) Under the recently completed U.S.-Japan Memorandum of Consultation, the U.S. received authority to allocate to U.S. carriers new routes and 90 new flight frequencies between the U.S. and Japan. While the DOT has tentatively awarded a number of frequencies to U.S. carriers already providing service between the U.S. and Japan, the DOT in its February 3, 1998 notice also started a procedure to select a new carrier to provide service between the two countries starting in 1998 and another in the year 2000. In February 1998, the Company filed an application with the DOT to provide daily nonstop air service between Kahului, Maui, and Narita Airport in Tokyo, Japan, a route not currently served on a scheduled basis by any carrier, starting in the year 2000. On March 16, 1998, the Company received tentative approval from the DOT to provide such service. Commentary from parties objecting to the new route awards are due within 10 days of the award notification. The Company will then have 7 days to respond to objections before the DOT finalizes its approval. There can be no assurance that the Company will receive final DOT approval or that, should it receive approval, the Company will be successful in its efforts to provide such service.

    Throughout 1997 and through the date of this report, management continued the efforts it commenced in 1996 to improve its liquidity and capital resources which, among other things, included:

1) Receiving in January 1996, a $20.0 million cash equity infusion through the purchase by Airlines Investors Partnership, L.P. ("AIP") of 18,181,818 shares of the Company's Common Stock, par value $.01 per share, and four shares of the Company's Class B Special Preferred Stock, par value $.01 per share (collectively the "AIP Investment");

2) Completing in September 1996, a shareholder rights offering and an investor offering, which collectively raised approximately $39.3 million in gross proceeds of equity capital through the issuance of 12,092,500 new shares of Common Stock at the subscription price of $3.25 per share;

3) Upon consummation of the AIP Investment and satisfaction of certain other conditions, the Company entered into certain arrangements with American and AMR pursuant to which, American and AMR accepted the following:

    (i) The payment of up to $10.0 million of deferred lease rents and maintenance payments (and accrued interest thereon) under the Company's long-term aircraft lease agreement with American (the "Aircraft Lease Agreement") and the reimbursement of $250,000 of American's fees and expenses in connection with the transaction through the issuance of the American Note by the Company to American. As discussed above, in December 1996, the Company exercised its option to prepay the American Note for $9.15 million plus accrued interest with all liens securing the American Note being released;

    (ii) Reduction of basic rents under the Aircraft Lease Agreement by approximately 28.0% for a period of three years, at which time basic rents would revert back to 1995 levels;

   (iii) American's relinquishment of $2.0 million of letters of credit, which secured the Company's obligations to American under the Aircraft Lease Agreement;

    (iv) Issuance of warrants to AMR, which entitled the holder to acquire up to 1,897,946 shares of Common Stock exercisable at $1.10 per share (adjusted to 1,949,338 shares at $1.07 per share pursuant to applicable anti-dilution provisions). One-half of the warrants were exercisable immediately and the remaining one-half to become exercisable only if American and the

         Company entered into a code sharing arrangement which would allow American to place its two letter flight designator code ("AA") on selected Interisland flights of the Company. As discussed above, in July 1997, the Company consummated the code share marketing agreement with American. As a result, all of the warrants became exercisable upon implementation of the code share marketing agreement. If not exercised, the warrants expire on September 11, 2001;

4) Upon consummation of the AIP Investment and satisfaction of certain other conditions, amendments to the labor agreements for each of the Company's five labor unions became effective. The amendments extended the amendable date of all five contracts from February 28, 1997 to February 28, 2000. Each of the five unions agreed to certain economic concessions, which include cancellation of certain scheduled pay increases, with new pay increases to be effective December 1, 1998 and January 1, 2000.

                        DERIVATIVE FINANCIAL INSTRUMENTS

    Beginning March 1, 1997, the Company commenced a program utilizing crude oil forward and option contracts to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. The Company employs a strategy whereby crude oil forward and option contracts are used to cover up to 45% of the Company's anticipated aircraft fuel needs on a rolling twelve month basis.

    At December 31, 1997, the Company had petroleum forward contracts to purchase 230,000 barrels of crude oil in the aggregate amount of $4.5 million through June 1998. Also, at December 31, 1997, the Company had option contracts on notional amounts of 100,000 barrels of crude oil amounting to $2.1 million through February 1998. These forward and option contracts represented approximately 15 % of the Company's anticipated 1998 aircraft fuel needs.

                         INFORMATION TECHNOLOGY SYSTEMS

    In 1997, the Company commenced efforts to update its information technology systems for strategic positioning as well as to address issues associated with the year 2000. The Company is currently in the process of bringing a number of major operating applications on line. These information technology projects are designed to either replace or enhance existing systems, including local and wide area networks, yield management, revenue and financial accounting, human resources and payroll. Implementation of these systems is scheduled for completion by the end of 1998, and are expected to cost approximately $10 to $11 million in total. As of December 31, 1997, approximately $6.5 million had been expended for these projects.

    In addition to replacing a number of core information systems, the Company is also actively engaged in inventorying, assessing, and remediating systems that may be impacted by the year 2000 issue. The Company has hired a dedicated director for year 2000 compliance and is working aggressively towards mitigating the impact of the year 2000 date problem. Current Company efforts are focused on identifying and remediating mission critical operations with the goal of maintaining safety with minimal disruption to customer services.

    Along with the identification of information systems vulnerable to year 2000 issues, the Company is also conducting an exhaustive review of its hardware and related systems to assess and mitigate any potential year 2000 risk. Toward this end, the Company has adopted a strategy of partnerships with industry and trade associations which will allow a more thorough review while reducing resources expended through duplication and overlap.

    The Company is developing a project framework based on best practices currently being used by other industry and government entities. While the ultimate cost of year 2000 compliance is unknown at this time, the Company has avoided substantial costs through its replacement of major information systems.

    Because of the variables associated with the year 2000 date problem, management cannot currently estimate the necessary commitment required to address all year 2000 system issues, give assurance that in-progress system transitions will be sufficient or assure that the Company will not be affected by the year 2000 issue in some form or manner.

                             FREQUENT FLYER PROGRAM

    The Company's Gold Plus (to be renamed HawaiianMiles in March 1998) frequent flyer program was initiated in 1983. As of December 31, 1997 and 1996, the Company's Gold Plus membership had more than 642,000 and 571,000 members, respectively, including approximately 432,000 and 349,000 active members, respectively.

    The Gold Plus program rewards its members with mileage credits primarily for travel on Hawaiian Airlines. Gold Plus members are entitled to a choice of various awards based on accumulated mileage, with a majority of the awards being certain free air travel at a later date. Travel awards available in the Gold Plus program range from a 5,000 mile award, which offers a one-way Interisland flight, to 60,000 and 75,000 mile awards, which offer a round trip first-class Transpac flight and round trip first-class Southpac flight, respectively. Miles traveled under the Gold Plus program are accounted for as revenue passenger miles, which, in turn, are used in the calculation of the Company's yield. Non-travel awards are valued at the incremental cost of tickets exchanged for such awards.

    The Company recognizes a liability in the period in which members have accumulated sufficient mileage points to allow for award redemption. The liability is adjusted based on net mileage earned and utilized for award redemption on a monthly basis. The incremental cost method is used, computed primarily on the basis of fuel and catering costs, exclusive of any overhead or profit margin. In estimating the amount of such incremental costs to be accrued in the liability for potential future Gold Plus free travel, a current average cost per award mile is determined. Incremental fuel expended per passenger is based on engineering formulas to determine the quantity used for the weight of each added passenger and baggage. Such incremental quantity of fuel is priced at current levels. Catering is based on average cost data per passenger for the most recent 12-month period.

    As of December 31, 1997 and 1996, Gold Plus members had accumulated approximately 3.0 billion and 2.4 billion miles, respectively, representing liabilities totaling approximately $1.1 million and $800,000, respectively. The Company's accruals assume full redemption of mileage points. During the years ended December 31, 1997, 1996 and 1995, 736 million, 857 million and 581 million award miles were redeemed, respectively.

    The Company believes that the usage of free travel awards will not result in the displacement of revenue customers and, therefore, such usage will not materially affect the Company's liquidity or operating results. The use of free travel awards is subject to review by the Company to limit the possibility of displacing revenue passengers. Usage of Gold Plus travel redemption accounted for approximately 2.4%, 2.9% and 2.2% of Interisland traffic and a negligible percentage of Transpac and Southpac traffic in 1997, 1996 and 1995, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's Financial Statements, accompanying Notes and related Independent Auditors' Report and Selected Financial and Statistical Data are contained in Part IV, Item 14 of this Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information provided in the Company's 1998 Proxy Statement is incorporated herein by reference other than the following, which comprise the Executive Officers of the Company.

    JOHN W. ADAMS has been Chairman of the Board of Directors of Hawaiian Airlines since February 2, 1996. He is also Chairman of the Executive Committee and has been a director of the Company since January 31, 1996. He has been the President of Smith Management Company since 1984. He is also Chairman of the Board and Chief Executive Officer of Harvard Industries, Inc. He was Chairman of the Board of both Servico, Inc and Regency Health Services, Inc. until 1997. Age 54.

    PAUL J. CASEY has been President and Chief Executive Officer of Hawaiian Airlines since April 1997. He has also been a director and a member of the Executive Committee of Hawaiian Airlines since April 1997. He was the President and Chief Executive Officer of the Hawaii Visitors and Convention Bureau from 1995 until March 1997. He was Managing Director--Asia/Pacific of the Thomas Cook Group during 1994. He was Vice President--International Division of Continental Airlines from 1991 until 1994, and Vice President--Asia/Pacific of Continental Airlines from 1985 until 1991. Age 52.

    JOHN L. GARIBALDI has been Executive Vice President and Chief Financial Officer of Hawaiian Airlines since May 1996. He was Vice President and Chief Financial Officer of the Queen's Health Systems from 1992 until 1996 and Senior Vice President-Finance and Planning and Chief Financial Officer of Aloha Airgroup, Inc./Aloha Airlines, Inc. from 1985 until 1992. Age 45.

    JOHN J. HAPP has been Senior Vice President-Marketing & Sales since December 15, 1997. He served dual roles of Vice President Market Planning for LTU Airlines and Vice President Marketing for their subsidiary Go America from 1996 to 1997. From 1989 to 1996 he held various senior marketing and business development positions at Continental Airlines, Inc. including most recently Managing Director of the Newark Business Unit. Age 42.

    RUTHANN S. YAMANAKA has been Senior Vice President-Human Resources since March 1, 1998. She was Senior Vice President-Assistant Director, Human Resources for Bank of Hawaii from July 1994 through February 1998 and Manager, Quality Assurance Administration since 1988. Age 44.*

    LYN F. ANZAI has been Vice President-General Counsel and Corporate Secretary of Hawaiian Airlines since July 1997. She was Senior Counsel in the Corporate/Investment Legal Division of Kamehameha Schools Bishop Estate from November 1990 until July 1997. Age 55.

    DAVID M. BOAZ has been Vice President-Flight Operations since June 1997. He was Managing Director of Delta Airlines, Inc. in the People's Republic of China from 1996 to 1997. He was Chief Pilot in Los Angeles for Delta Airlines, Inc. from 1991 until 1996. Age 61.

    MICHAEL J. CONROY was Vice President-Human Resources of Hawaiian Airlines from November 1996 to February 1998. He was Vice President-Human Resources of Ringier America from 1990 until 1996. Age 51.*

    H. NORMAN DAVIES has been Vice President-Safety and Security of Hawaiian Airlines since January 6, 1997. He was Chief Pilot in New York of Delta Airlines, Inc. from November 1991 until June 1996. Age 61.

    CLARENCE K. LYMAN has been Vice President-Finance, Treasurer and Assistant Corporate Secretary of Hawaiian Airlines since 1991. Age 51.

    MICHAEL P. LOO has been Vice President-Controller of Hawaiian Airlines since 1996. He was Staff Vice President-Controller of Hawaiian Airlines from 1994 until 1995. He was previously with KPMG Peat Marwick LLP until 1993. Age 33.

    GLEN L. STEWART has been Vice President-Transpacific and Southpacific Marketing of Hawaiian Airlines since 1993. He was Senior Vice
President-Transpacific of Hawaiian Airlines from 1991 to 1993. Age 55.

    GLENN G. TANIGUCHI has been Vice President-Schedule Planning and Reservations of Hawaiian Airlines since 1995. He was Staff Vice
President-Schedule Planning and Reservations of Hawaiian Airlines from 1991 until 1995. Age 54.

    * Ruthann S. Yamanaka succeeded Michael J. Conroy as Senior Vice President-Human Resources effective March 1, 1998.

    All officers are appointed annually by the Board of Directors at their first meeting after the annual meeting of the stockholders at which the Board of Directors is elected.

    No executive officer of the Company bears any relationship by blood, marriage or adoption to any other executive officer or director, except for directors John W. Adams, Robert G. Coo and William Boyce Lum who are related through marriage.

    In September 1993, the Company, HAL, INC. and West Maui Airport, Inc. filed a voluntary petition for relief under Chapter 11. At the time or within two years before the time of the Chapter 11 filing, Messrs. Lyman and Stewart were executive officers of the Company, HAL, INC. and/or West Maui Airport, Inc.

    Information provided in the Company's 1998 Proxy Statement is incorporated herein by reference for Part III, Items 11 through 13 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)        1.         Financial Statements.
                      Independent Auditors' Report.
                      Balance Sheets, December 31, 1997 and 1996.
                      Statements of Operations for the Years ended December 31, 1997, 1996 and 1995.
                      Statements of Shareholders' Equity for the Years ended December 31, 1997, 1996 and
                      1995.
                      Statements of Cash Flows for the Years ended December 31, 1997, 1996 and 1995.
                      Notes to Financial Statements.
                      Quarterly Financial Information (Unaudited).
                      Selected Financial and Statistical Data.
           2.         Financial Statement Schedule.
                      Independent Auditors' Report on Financial Statement Schedule for the Years Ended
                      December 31, 1997, 1996 and 1995.
                      Schedule of Valuation and Qualifying Accounts.
                      Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.
(b)        Reports on Form 8-K.
           None.

(c)        Exhibits.
           Exhibit 3  Articles of Incorporation, Bylaws
                      (1)        Amended and Restated Bylaws filed as Exhibit 3(2) to the Company's Annual
                                 Report on Form 10-K for the year ended December 31, 1995 are incorporated herein by reference.
                      (2)        Restated Articles of Incorporation filed as Exhibit 3 to the Company's
                                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 are incorporated herein by reference.
           Exhibit 4  Instruments Defining the Rights of Security Holders Including Indentures
                      (1)        Rights Agreement dated December 23, 1994 filed as Exhibit (1) to the
                                 Company's current report on Form 8-K during the fourth quarter of 1994
                                 (date of report-- December 23, 1994) is incorporated herein by reference.
                      (2)        The following Agreements filed as Exhibit 4 to the Company's Quarterly
                                 Report on Form 10-Q for the quarter ended June 30, 1995 are incorporated herein by reference:
                                 (b) Amendment No. 1 dated as of May 4, 1995 to Rights Agreement dated as of December 23, 1994 by and between Hawaiian Airlines, Inc. and Chemical
                                     Trust Company of California;
                                 (c) Amendment No. 1 to 1994 Stock Option Plan dated as of May 4, 1995;
                                 (c) Amendment No. 1 dated as of May 4, 1995 to Warrants Nos. 1-10.
                      (3)        1994 Stock Option Plan, as amended, filed as Exhibit 4 to the Company's
                                 Registration Statement on Form S-8 as filed November 15, 1995 is incorporated herein by reference.

                      (4)        The following Agreements filed as Exhibit 4 to the Company's Annual
                                 Report on Form 10-K for the year ended December 31, 1995 are incorporated herein by reference:

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

           Exhibit    Material Contracts
           10

                      (a)        The following contracts filed as Exhibit 10 to the Company's Quarterly
                                 Report on Form 10-Q for the quarter ended June 30, 1995 are incorporated herein by reference:

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

                      (b)        The following contracts filed as Exhibit 10 to the Company's Quarterly
                                 Report on Form 10-Q for the quarter ended September 30, 1995 are incorporated herein by reference:

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

                                 (2) Lease Amendment No. 5 dated as of October 6, 1995 to Aircraft Lease
                                 Agreement dated as of September 12, 1994, between American Airlines,
                                     Inc., lessor, and Hawaiian Airlines, Inc., lessee, for amendment of
                                     Lease Agreement filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

                      (c)        The following contracts filed as Exhibit 10 to the Company's Annual
                                 Report on Form 10-K for the year ended December 31, 1995 are incorporated herein by reference:

                                 (1) Stockholders Agreement dated as of January 31, 1996 between Airline
                                 Investors Partnership, LP., the Association of Flight Attendants, the
                                     International Association of Machinists and Aerospace Workers
                                     (AFL-CIO) and the Air Line Pilots Association, International;

                                 (2) Lease Amendment No. 8 dated as of January 31, 1996 to Aircraft Lease
                                     Agreement dated September 12, 1994 between American Airlines, Inc.
                                     and Hawaiian Airlines, Inc.;

                                 (3) Form of Amended and Restated Indemnification Agreement between
                                     Hawaiian Airlines, Inc. and certain directors and officers of the
                                     Company dated as of January 30, 1996;

                                 (4) Warrant for the Purchase of 948,973 shares of Class A Common Stock issued to AMR Corporation;

                                 (5) Warrant for the Purchase of 948,973 shares of Class A Common Stock issued to AMR Corporation;

                                 (6) Lease Amendment No. 7 dated as of December 8, 1995 to Aircraft Lease
                                     Agreement dated September 12, 1994 between American Airlines, Inc.
                                     and Hawaiian Airlines, Inc.;

                                 (7) Stock Purchase Agreement dated as of December 8, 1995, between
                                 Hawaiian Airlines, Inc., and Airline Investors Partnership, L.P.;

                                 (8) Lease Amendment No. 6 dated as of November 20, 1995, to Aircraft
                                 Lease Agreement dated September 12, 1994 between American Airlines, Inc.
                                     and Hawaiian Airlines, Inc.

                      (d)        The following contracts filed as Exhibit 10 to the Company's Amendment
                                 No. 1 to Registration Statement on Form S-2 as filed with the Commission on July 12, 1996 are incorporated herein by reference:

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

                      (e)        The following contracts filed as Exhibit 10 to the Company's Annual
                                 Report on Form 10-K for the year ended December 31, 1996 are incorporated herein by reference:

                                 (1) Code Sharing Agreement dated November 26, 1996 by and between
                                 Hawaiian Airlines, Inc. and Reno Air filed in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof;

                                 (2) Software Development, Maintenance, and License Agreement dated as of
                                     December 31, 1996 by and between SABRE Decision Technologies, a division of The SABRE Group, Inc. and Hawaiian Airlines, Inc.;

                                 (3) Hawaiian Airlines, Inc. 1996 Nonemployee Director Stock Option Plan;

                                 (4) Employment Agreement dated as of May 1, 1996 by and between John L.
                                     Garibaldi and the Company;

                                 (5) Form of Secured Promissory Note dated September 12, 1996;
                                 (6) Form of Stock Pledge Agreement dated as of September 12, 1996.
                      (f)        The following contracts filed as Exhibit 10 to the Company's Quarterly
                                 Report on Form 10-Q for the quarter ended March 31, 1997 are incorporated herein by reference:
                                 (1) Code Share Agreement, dated January 6, 1997, between the Company and
                                     Wings West Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;
                                 (2) Amendment No. 1 to Code Share Agreement, dated as of January 21,
                                 1997, between the Company and Wings West Airlines, Inc.;
                                 (3) Information Technology Services Agreement, dated as of February 1,
                                 1997, between the Company and Electronic Data Systems Corporation filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;
                                 (4) Aircraft Lease Agreement, dated as of January 3, 1997, between the
                                 Company and American Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;
                                 (5) Separation Agreement and Complete Settlement and Release of All
                                 claims, dated as of February, 1997, between the Company and Bruce R.
                                     Nobles;
                                 (6) Employment Agreement, effective as of April 14, 1997, between the
                                 Company and Paul John Casey.
                      (g)        Code Share Agreement, dated July 15, 1997, between the Company and
                                 American Airlines, Inc. filed as Exhibit 10 to the Company's Quarterly
                                 Report on Form 10-Q for the quarter ended June 30, 1997 are incorporated herein by reference.
                      (h)        Employment Agreement, effective as of December 15, 1997, between the
                                 Company and John J. Happ.
                      (i)        Employment Agreement, effective as of March 1, 1998, between the Company and Ruthann S. Yamanaka.
                      (j)        Form of warrant for the Purchase of 25,696 shares of Class A Common Stock issued to AMR Corporation.
                      (k)        Form of Addendum to Warrant for the Purchase of Shares of Common Stock.
                      (l)        Form of Amendment No. 1 to Warrant Certificate No. 12 for the Purchase of
                                 Shares of Common Stock.
                      (m)        Form of Amendment No. 2 to Warrant Certificate No. 12 for the Purchase of
                                 Shares of Common Stock.
                      (n)        Form of Amendment No. 1 to Warrant Certificate No. 23 for the Purchase of
                                 Shares of Common Stock.
                      (o)        Form of Amendment No. 2 to Warrant Certificate No. 23 for the Purchase of
                                 Shares of Common Stock.
                      (p)        Aircraft Lease Agreement dated as of May 9, 1997, between American
                                 Airlines, Inc. and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
                      (q)        Aircraft Lease Agreement dated as of December 12, 1997, between American
                                 Airlines, Inc. and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
           Exhibit    Consent of KPMG Marwick LLP.
           23
           Exhibit    Power of Attorney.
           24
           Exhibit    Financial data schedule.
           27

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                                   DESCRIPTION
--------------------  -------------------------------------------------------------------------------------------------

           10(h)      Employment Agreement, effective as of December 15, 1997, between the Company and John J. Happ.

           10(i)      Employment Agreement, effective as of March 1, 1998, between the Company and Ruthann S. Yamanaka.

           10(j)      Form of warrant for the Purchase of 25,696 shares of Class A Common Stock issued to AMR
                      Corporation.

           10(k)      Form of Addendum to Warrant for the Purchase of Shares of Common Stock.

           10(l)      Form of Amendment No. 1 to Warrant Certificate No. 12 for the Purchase of Shares of Common Stock.

           10(m)      Form of Amendment No. 2 to Warrant Certificate No. 12 for the Purchase of Shares of Common Stock.

           10(n)      Form of Amendment No. 1 to Warrant Certificate No. 23 for the Purchase of Shares of Common Stock.

           10(o)      Form of Amendment No. 2 to Warrant Certificate No. 23 for the Purchase of Shares of Common Stock.

           10(p)      Aircraft Lease Agreement dated as of May 9, 1997, between American Airlines, Inc. and Hawaiian
                      Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to
                      Rule 24.b-2 for certain portions thereof.

           10(q)      Aircraft Lease Agreement dated as of December 12, 1997, between American Airlines, Inc. and
                      Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

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

                            HAWAIIAN AIRLINES, INC.

March 31, 1998                  By               /s/ PAUL J. CASEY
                                     ------------------------------------------
                                                   Paul J. Casey
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)

March 31, 1998                  By             /s/ JOHN L. GARIBALDI
                                     ------------------------------------------
                                                 John L. Garibaldi
                                              Executive Vice President
                                            and Chief Financial Officer
                                        (Principal Financial and Accounting
                                                      Officer)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Hawaiian Airlines, Inc.:

    We have audited the accompanying balance sheets of Hawaiian Airlines, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Airlines, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ KPMG PEAT MARWICK LLP
Honolulu, Hawaii
February 26, 1998

                            HAWAIIAN AIRLINES, INC.

                         BALANCE SHEETS (IN THOUSANDS)

                           DECEMBER 31, 1997 AND 1996

                                                                                               1997        1996
                                                                                            ----------  ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $   15,713  $   37,237
  Investment securities...................................................................       4,003      --
  Accounts receivable, net of allowance for doubtful accounts of $500 in 1997 and 1996....      31,387      28,022
  Inventories, net of allowance for obsolescence of $120 and $315 in 1997 and 1996,
    respectively..........................................................................       9,350       7,050
  Assets held for sale....................................................................       1,344       1,344
  Prepaid expenses........................................................................       4,344       4,845
                                                                                            ----------  ----------
    TOTAL CURRENT ASSETS..................................................................      66,141      78,498
                                                                                            ----------  ----------

PROPERTY AND EQUIPMENT:
  Flight equipment........................................................................      68,885      49,419
  Ground equipment, buildings and leasehold improvements..................................      14,523       6,536
                                                                                            ----------  ----------
    Total.................................................................................      83,408      55,955
  Accumulated depreciation and amortization...............................................     (17,165)    (10,161)
                                                                                            ----------  ----------
    PROPERTY AND EQUIPMENT, NET...........................................................      66,243      45,794
                                                                                            ----------  ----------

OTHER ASSETS:
  Assets held for sale....................................................................       3,970       5,083
  Long-term prepayments and other.........................................................       6,920       4,362
  Reorganization value in excess of amounts allocable to identifiable assets, net.........      57,550      62,552
                                                                                            ----------  ----------
    TOTAL OTHER ASSETS....................................................................      68,440      71,997
                                                                                            ----------  ----------
    TOTAL ASSETS..........................................................................  $  200,824  $  196,289
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 See accompanying Notes to Financial Statements

                            HAWAIIAN AIRLINES, INC.

              BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE DATA)

                           DECEMBER 31, 1997 AND 1996

                                                                                               1997        1996
                                                                                            ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.......................................................  $    2,260  $    2,247
  Current portion of capital lease obligations............................................       4,244       2,912
  Accounts payable........................................................................      27,587      26,799
  Air traffic liability...................................................................      21,169      25,524
  Other accrued liabilities...............................................................      14,934      12,623
                                                                                            ----------  ----------
    TOTAL CURRENT LIABILITIES.............................................................      70,194      70,105
                                                                                            ----------  ----------

LONG-TERM DEBT............................................................................       3,991       6,353
                                                                                            ----------  ----------

CAPITAL LEASE OBLIGATIONS.................................................................      10,580       7,387
                                                                                            ----------  ----------

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated pension and other postretirement benefit obligations........................      23,353      26,100
  Other...................................................................................       5,833       3,471
                                                                                            ----------  ----------
    TOTAL OTHER LIABILITIES AND DEFERRED CREDITS..........................................      29,186      29,571
                                                                                            ----------  ----------

SHAREHOLDERS' EQUITY:
  Common Stock--$.01 par value, 60,000,000 shares authorized,
    40,624,586 and 38,816,972 shares issued and outstanding in
    1997 and 1996, respectively (263,983 and 445,125 shares
    issuable in 1997 and 1996, respectively)..............................................         409         393
  Special Preferred Stock--$.01 par value, 2,000,000 shares
    authorized, seven shares issued and outstanding.......................................      --          --
  Capital in excess of par value..........................................................      99,237      95,827
  Warrants................................................................................       3,153       1,557
  Notes receivable from Common Stock sales................................................      (1,714)     (1,714)
  Accumulated deficit.....................................................................     (14,212)    (13,190)
                                                                                            ----------  ----------
    SHAREHOLDERS' EQUITY..................................................................      86,873      82,873
                                                                                            ----------  ----------

COMMITMENTS AND CONTINGENT LIABILITIES
  (NOTES 3, 5, 6, 8, 9, 10 AND 11)

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................................  $  200,824  $  196,289
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 See accompanying Notes to Financial Statements

                            HAWAIIAN AIRLINES, INC.

         STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                       1997       1996       1995
                                                                                     ---------  ---------  ---------
OPERATING REVENUES:
  Passenger........................................................................  $ 332,154  $ 326,266  $ 297,527
  Charter..........................................................................     37,172     27,835     22,167
  Cargo............................................................................     21,272     20,123     18,169
  Other............................................................................     13,618     10,249      9,041
                                                                                     ---------  ---------  ---------
    TOTAL..........................................................................    404,216    384,473    346,904
                                                                                     ---------  ---------  ---------
OPERATING EXPENSES:
  Wages and benefits...............................................................    114,571    108,626    108,274
  Aircraft fuel, including taxes and oil...........................................     78,137     75,884     56,724
  Maintenance materials and repairs................................................     76,267     68,984     60,581
  Rentals and landing fees.........................................................     32,707     34,995     33,700
  Sales commissions................................................................     13,033     13,369     13,875
  Depreciation and amortization....................................................     10,665      8,731      7,859
  Other............................................................................     76,334     71,857     67,792
                                                                                     ---------  ---------  ---------
    TOTAL..........................................................................    401,714    382,446    348,805
                                                                                     ---------  ---------  ---------
  OPERATING INCOME (LOSS)..........................................................      2,502      2,027     (1,901)
                                                                                     ---------  ---------  ---------
NONOPERATING INCOME (EXPENSE):
  Interest and amortization of debt expense........................................     (2,439)    (3,887)    (4,341)
  Interest income..................................................................      2,045      1,455        762
  Loss on disposition of equipment.................................................       (140)      (729)      (233)
  Other, net.......................................................................       (820)      (297)       207
                                                                                     ---------  ---------  ---------
    TOTAL..........................................................................     (1,354)    (3,458)    (3,605)
                                                                                     ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE...................................................      1,148     (1,431)    (5,506)
INCOME TAXES:
  Currently Payable................................................................        (78)       (43)    --
  Reduction to Excess Reorganization Value.........................................     (1,642)      (825)    --
                                                                                     ---------  ---------  ---------
    TOTAL..........................................................................     (1,720)      (868)    --
                                                                                     ---------  ---------  ---------
NET LOSS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE........................................................................       (572)    (2,299)    (5,506)
Extraordinary Gains, Net of Income Taxes in 1996 (Currently Payable of $26,
  Reduction to Excess Reorganization Value of $485)................................     --            766     --
                                                                                     ---------  ---------  ---------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE................       (572)    (1,533)    (5,506)
  Cumulative Effect of Change in Accounting Principle, Net of Income Taxes.........       (450)    --         --
                                                                                     ---------  ---------  ---------
  NET LOSS.........................................................................  $  (1,022) $  (1,533) $  (5,506)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
NET LOSS PER COMMON STOCK SHARE:
  Before extraordinary items and cumulative effect of change in accounting
    principle......................................................................  $   (0.02) $   (0.08) $   (0.59)
  Extraordinary items, net of income taxes.........................................     --           0.03     --
  Cumulative effect of change in accounting principle, net of income taxes.........      (0.01)    --         --
                                                                                     ---------  ---------  ---------
NET LOSS PER COMMON STOCK SHARE....................................................  $   (0.03) $   (0.05) $   (0.59)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............................     40,361*    29,032*     9,400*
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

------------------------------

* Includes shares reserved for issuance under the Consolidated Plan of Reorganization dated September 21, 1993, as amended.

                 See accompanying Notes to Financial Statements

                            HAWAIIAN AIRLINES, INC.
               STATEMENTS OF SHAREHOLDERS' EQUITY (IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                       COMMON
                                                                       STOCK,
                                                                      WARRANTS                              CAPITAL
                                                                        AND                     SPECIAL    IN EXCESS
                                                                      OPTIONS      COMMON      PREFERRED    OF PAR
                                                                      ISSUABLE      STOCK        STOCK       VALUE     WARRANTS
                                                                     ----------  -----------  -----------  ---------  -----------
BALANCE, DECEMBER 31, 1994.........................................  $   40,000   $  --        $  --       $  --       $  --
Net loss...........................................................      --          --           --          --          --
Issuance of 8,740,060 shares of Common Stock (636,247 shares of
  Common Stock issuable)...........................................     (39,100)         94       --          39,006      --
Issuance of warrants to acquire 989,011 shares of Common Stock.....        (900)     --           --          --             900
Grant of options to acquire 592,500 shares of Common Stock.........      --          --           --           2,187      --
Amortization of unearned compensation on options to acquire 592,500
  shares of Common Stock...........................................      --          --           --          --          --
Recordation of minimum pension liability...........................      --          --           --          --          --
                                                                     ----------  -----------  -----------  ---------  -----------

BALANCE, DECEMBER 31, 1995.........................................      --              94       --          41,193         900
Net loss...........................................................      --          --           --          --          --
Amortization of unearned compensation on options to acquire 592,500
  shares of Common Stock...........................................      --          --           --          --          --
Remeasurement of compensation on options to acquire shares of
  Common Stock.....................................................      --          --           --           1,071      --
Repurchase and retirement of 827,221 shares of Common Stock from
  GPA..............................................................      --              (8)      --            (902)     --
Sale of 18,181,818 shares of Common Stock to AIP, net of $2.2
  million of transaction costs.....................................      --             182       --          17,638      --
Issuance of warrants to AMR to acquire 974,669 shares of Common
  Stock............................................................      --          --           --          --             825
Issuance of seven shares of Special Preferred Stock................      --          --           --          --          --
Sale of 12,092,500 shares of Common Stock through the Offerings,
  net of $3.2 million of transaction costs.........................      --             121       --          35,977      --
Exercise of options to acquire 115,000 shares of Common Stock......      --               1       --             185      --
Repayment of notes receivable from Common Stock sales..............      --          --           --          --          --
Exercise of warrants to acquire 300,000 shares of Common Stock.....      --               3       --             665        (168)
Reversal of minimum pension liability..............................      --          --           --          --          --
                                                                     ----------  -----------  -----------  ---------  -----------
BALANCE, DECEMBER 31, 1996.........................................  $   --       $     393    $  --       $  95,827   $   1,557
Net loss...........................................................      --          --           --          --          --
Issuance of warrants to AMR to acquire 974,669 shares of Common
  Stock............................................................      --          --           --          --           2,328
Exercise of options to acquire 307,500 shares of Common Stock......      --               3       --             495      --
Exercise of warrants to acquire 1,318,972 shares of Common Stock...      --              13       --           2,915        (732)
                                                                     ----------  -----------  -----------  ---------  -----------

BALANCE, DECEMBER 31, 1997.........................................  $   --       $     409    $  --       $  99,237   $   3,153
                                                                     ----------  -----------  -----------  ---------  -----------
                                                                     ----------  -----------  -----------  ---------  -----------


                                                                        NOTES
                                                                     RECEIVABLE                    MINIMUM
                                                                     FROM COMMON    UNEARNED       PENSION    ACCUMULATED

                                                                     STOCK SALES  COMPENSATION    LIABILITY     DEFICIT

                                                                     -----------  -------------  -----------  ------------

BALANCE, DECEMBER 31, 1994.........................................   $  --         $  --         $  --        $   (6,151)

Net loss...........................................................      --            --            --            (5,506)

Issuance of 8,740,060 shares of Common Stock (636,247 shares of
  Common Stock issuable)...........................................      --            --            --            --

Issuance of warrants to acquire 989,011 shares of Common Stock.....      --            --
Grant of options to acquire 592,500 shares of Common Stock.........      --            (2,187)       --            --

Amortization of unearned compensation on options to acquire 592,500
  shares of Common Stock...........................................      --             2,005        --            --

Recordation of minimum pension liability...........................      --            --            (1,170)       --

                                                                     -----------  -------------  -----------  ------------

BALANCE, DECEMBER 31, 1995.........................................      --              (182)       (1,170)      (11,657)

Net loss...........................................................      --            --            --            (1,533)

Amortization of unearned compensation on options to acquire 592,500
  shares of Common Stock...........................................      --               182        --            --

Remeasurement of compensation on options to acquire shares of
  Common Stock.....................................................      --            --            --            --

Repurchase and retirement of 827,221 shares of Common Stock from
  GPA..............................................................      --            --            --            --

Sale of 18,181,818 shares of Common Stock to AIP, net of $2.2
  million of transaction costs.....................................      --            --            --            --

Issuance of warrants to AMR to acquire 974,669 shares of Common
  Stock............................................................      --            --            --            --

Issuance of seven shares of Special Preferred Stock................      --            --            --            --

Sale of 12,092,500 shares of Common Stock through the Offerings,
  net of $3.2 million of transaction costs.........................      (1,926)       --            --            --

Exercise of options to acquire 115,000 shares of Common Stock......      --            --            --            --

Repayment of notes receivable from Common Stock sales..............         212        --            --            --

Exercise of warrants to acquire 300,000 shares of Common Stock.....      --            --            --            --

Reversal of minimum pension liability..............................      --            --             1,170        --

                                                                     -----------  -------------  -----------  ------------

BALANCE, DECEMBER 31, 1996.........................................   $  (1,714)    $  --         $  --        $  (13,190)

Net loss...........................................................      --            --            --            (1,022)

Issuance of warrants to AMR to acquire 974,669 shares of Common
  Stock............................................................      --            --            --            --

Exercise of options to acquire 307,500 shares of Common Stock......      --            --            --            --

Exercise of warrants to acquire 1,318,972 shares of Common Stock...      --            --            --            --

                                                                     -----------  -------------  -----------  ------------

BALANCE, DECEMBER 31, 1997.........................................   $  (1,714)    $  --         $  --        $  (14,212)

                                                                     -----------  -------------  -----------  ------------

                                                                     -----------  -------------  -----------  ------------


                 See accompanying Notes to Financial Statements

                            HAWAIIAN AIRLINES, INC.

                    STATEMENTS OF CASH FLOWS (IN THOUSANDS)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss..................................................................  $   (1,022) $   (1,533) $   (5,506)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization...........................................       7,144       5,260       4,258
      Amortization of Exess Reorganization Value..............................       3,521       3,471       3,601
      Net periodic postretirement benefit cost................................         935         726       4,269
      Loss on disposition of equipment........................................         140         729         233
      Income tax benefit recognized as a reduction to Excess Reorganization
        Value.................................................................       1,342       1,310      --
      Stock option compensation...............................................      --           1,253       2,005
      Extraordinary gains, net of income taxes currently payable..............      --          (1,251)     --
      Increase in accounts receivable.........................................      (3,365)    (10,485)     (2,622)
      Decrease (increase) in inventories......................................      (2,300)        598      (1,414)
      Decrease in prepaid expenses............................................         501         959         275
      Increase in accounts payable............................................         788       1,867      17,653
      Decrease in air traffic liability.......................................      (4,355)     (4,937)     (9,921)
      Increase (decrease) in other accrued liabilities........................       2,311      (3,106)      3,432
      Other, net..............................................................      (1,553)      6,138       2,525
                                                                                ----------  ----------  ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES.............................       4,087         999      18,788
                                                                                ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities...........................................      (4,003)     --          --
  Additions to property and equipment.........................................     (18,468)     (9,677)     (9,165)
  Net proceeds from disposition of equipment..................................       1,422       2,780       4,225
                                                                                ----------  ----------  ----------
        NET CASH USED IN INVESTING ACTIVITIES.................................     (21,049)     (6,897)     (4,940)
                                                                                ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock..................................................       2,694      52,846      --
    Issuance of long-term debt................................................         792       7,564       1,591
    Repayment of long-term debt...............................................      (3,141)    (19,258)    (10,644)
    Repayment of capital lease obligations....................................      (4,907)     (2,708)     (2,907)
    Proceeds on notes receivable from Common Stock sales......................      --             212      --
    Repurchase and retirement of Common Stock.................................      --            (910)     --
                                                                                ----------  ----------  ----------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................      (4,562)     37,746     (11,960)
                                                                                ----------  ----------  ----------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................     (21,524)     31,848       1,888

Cash and cash equivalents--Beginning of Year..................................      37,237       5,389       3,501
                                                                                ----------  ----------  ----------
CASH AND CASH EQUIVALENTS--END OF YEAR........................................  $   15,713  $   37,237  $    5,389
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                 See accompanying Notes to Financial Statements

                            HAWAIIAN AIRLINES, INC.

                    STATEMENTS OF CASH FLOWS (IN THOUSANDS)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid......................................................................  $   2,267  $   3,579  $   3,824
  Income taxes paid..................................................................     --            250     --

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Property and equipment financed through capital lease..............................      9,432     --         --
  Issuance of warrants to AMR to acquire 974,669 shares of Common Stock..............      2,328        825     --
  Reclassification of accounts payable to long-term debt.............................     --         10,250     --
  Remeasurement of compensation on options to acquire shares of Common Stock.........     --          1,071     --
  Receipt of notes receivable from Common Stock sales................................     --          1,926     --
  Change in minimum pension liability................................................     --         (1,170)     1,170
  Grant of options to acquire 592,500 shares of Common Stock.........................     --         --          2,187

                 See accompanying Notes to Financial Statements

                            HAWAIIAN AIRLINES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

    Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and is the largest airline headquartered in Hawaii, based on operating revenues of $404.2 million for 1997. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average and depending on seasonality, approximately 130 to 150 flights per day among the six major islands of the State of Hawaii ("Interisland"), daily service to Las Vegas and four key United States ("U.S.") West Coast gateway cities ("Transpac"), and twice weekly service to Pago Pago, American Samoa and weekly service to Papeete, Tahiti in the South Pacific ("Southpac"). In 1997 the Company also operated, on average, six charter flights per week to Las Vegas and effective February 1997 to April 1997 and from May 1997 through December 1997, on average, two and one charter rotations per week, respectively, to Anchorage ("Overseas Charter"). The Company operates a fleet of 13 DC-9 aircraft and nine DC-10 aircraft.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Short-term cash equivalent investments at December 31, 1997 and 1996 were valued at cost and amounted to $11.6 million and $33.2 million, respectively.

    INVESTMENT SECURITIES

    Investment securities at December 31, 1997 consist of U.S. Treasury and mortgage-backed securities. The Company classifies its debt securities as available-for-sale with such securities recorded at cost, which approximates fair-value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

    INVENTORIES

    Inventories consisting of flight equipment expendable parts and supplies are stated at average cost, less an allowance for obsolescence.

    ASSETS HELD FOR SALE

    Assets held for sale consisting of expendable inventory parts and rotable flight equipment are stated at the lower of average cost or net realizable value for expendable inventory parts and the lower of average cost or fair value less cost to sell for rotable flight equipment. As of December 31, 1997 and 1996, the Company had approximately $5.3 million and $6.4 million, respectively, of expendable inventory parts and rotable flight equipment held for sale internally or on a consignment basis with a third party.

                            HAWAIIAN AIRLINES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Owned property and equipment are stated at cost. Costs of major improvements are capitalized. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

Flight equipment.....................  12-15 years, 15% residual value
Ground equipment.....................  5-15 years
Airport terminal facility............  30 years
Buildings............................  15-20 years
Leasehold improvements...............  Shorter of lease term or useful life

    Maintenance and repairs are charged to operations as incurred, except that
(i) costs of overhauling engines are charged to operations in the year the engines are removed for overhaul and (ii) scheduled heavy airframe overhauls on DC-9 aircraft are recorded under the deferral method whereby the cost of overhaul is capitalized and amortized over the shorter of the period benefited or the lease term. Additionally, provision is made for the estimated cost of scheduled heavy airframe overhauls required to be performed on leased DC-9 aircraft prior to their return to lessors. Maintenance and repairs on DC-10 aircraft are charged to operations on a flight hour basis.

    In 1997, the Company commenced concentrated efforts to update its information technology systems for strategic reasons. Direct external costs subsequent to the preliminary stage of these projects are being capitalized as property and equipment. Capitalized costs will be amortized on a straight-line basis over the estimated useful life of each installation or module once it is complete and ready for its intended use.

    REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

    The Company emerged from Chapter 11 bankruptcy on September 12, 1994 (the "Effective Date") with Hawaiian Airlines being the sole surviving corporation. Under fresh start reporting, the reorganization value of the entity was allocated to the Company's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Company is reflected as reorganization value in excess of amounts allocable to identifiable assets ("Excess Reorganization Value") in the accompanying balance sheets. Excess Reorganization Value is amortized on a straight-line basis over 20 years. Accumulated amortization at December 31, 1997 and 1996 totaled approximately $11.7 million and $8.2 million, respectively. The Company will continue to assess and evaluate whether the remaining useful life of the asset requires revision or, through the use of estimated future undiscounted cash flows over the remaining life of the asset, whether the remaining balance of the asset is recoverable. The assessment of the recoverability of the unamortized amount will be impacted if estimated future operating cash flows are not achieved.

    OTHER ASSETS

    Material preoperating costs associated with the introduction of new flight equipment are amortized on a straight-line basis over the shorter of the lease period or five years.

                            HAWAIIAN AIRLINES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ACCRUED VACATION LIABILITY

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

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company utilizes derivative financial instruments comprised of crude oil forward and options contracts to manage market risks and hedge its exposure to fluctuations in its aircraft fuel costs. Realized and unrealized changes in the fair value of the derivative financial instruments are recognized in income in the period in which the change occurs. The Company's practice is to not hold or issue financial instruments for trading purposes.

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

    EARLY EXTINGUISHMENT OF DEBT

    In 1996, the Company paid approximately $4.7 million to GPA Group plc and its affiliate AeroUSA, Inc. to repurchase 827,221 shares of Common Stock and to repay approximately $4.5 million of long-term debt at a 15.0% discount, including any deferred costs and other expenses owed. These transactions resulted in an extraordinary gain, net of income taxes, of approximately $409,000.

    Further, in December 1996, the Company exercised its option to prepay to American Airlines, Inc. ("American") a $10.25 million promissory note secured by certain assets of the Company (the "American Note"). The Company paid American $9.15 million plus accrued interest with all liens securing the American Note being released. Early extinguishment of the American Note resulted in an extraordinary gain, net of income taxes, of approximately $357,000.

                            HAWAIIAN AIRLINES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    BUSINESS PROCESS REENGINEERING COSTS

    As promulgated by the Financial Accounting Standards Board's (the "FASB") Emerging Issues Task Force, in fourth quarter 1997, the Company wrote off business process reengineering costs which had been incurred and capitalized in the implementation of information technology projects. The write-off totaled approximately $450,000, net of income tax benefit of approximately $300,000 and is reflected as a cumulative effect of change in accounting principle in the accompanying statements of operations.

    LOSS PER SHARE

    In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of Common Stock shares outstanding for the period, and "Diluted" earnings per share, which reflects the potential dilution that could occur if securities or other contracts to issue Common Stock shares were exercised or converted into Common Stock shares or resulted in the issuance of Common Stock shares that then shared in the earnings of the Company. SFAS No. 128 requires restatement of all prior period earnings per share data presented. The Company adopted the provisions of SFAS No. 128 as of December 31, 1997. The adoption of SFAS No. 128 resulted in the restatement of previously reported earnings per share information.

    Rights, warrants and options to purchase shares of the Company were outstanding but were not included in the computation of diluted earnings per share because the inclusion of these rights, warrants and options would have had an antidilutive effect on the loss per share. See Note 9.

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

    NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which lists required disclosures about capital structure that had been included in a number of previously existing statements and opinions. SFAS No. 129 is effective for periods ending after December 15, 1997. The Company adopted the provisions of SFAS No. 129 as of December 31, 1997.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS requires reclassification of financial statements for earlier

                            HAWAIIAN AIRLINES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) periods provided for comparative purposes. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

    In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 requires restatement of comparative information presented for earlier periods. SFAS No. 131 is effective for periods beginning after December 15, 1997.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employer's Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 addresses disclosure only and does not change any of the measurement or recognition provisions provided for in SFAS Nos. 87, 88 or 106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of comparative information presented for earlier periods.

    Management does not expect adoption of SFAS No. 130, 131 or 132 to have a material impact on the Company's previously reported financial information.

    RECLASSIFICATIONS

    Certain prior year amounts were reclassified to conform to the 1997 presentation. Such reclassifications had no effect on previously reported results of operations.

3. FINANCIAL INSTRUMENTS AND FAIR VALUES

    The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short maturity of those instruments. The carrying amount of notes receivable from Common Stock sales approximates fair value as the terms of such instruments are reflective of terms offered for similar instruments of comparable maturities.

    The cost of investment securities held at December 31, 1997, consisting of U.S. Treasury and mortgaged backed securities amounted to $3.0 million and $1.0 million, respectively, which approximates fair value. Investment securities held at December 31, 1997 are classified as available-for-sale and mature or are callable by the Company during 1998. Realized gains and losses from the sale of such securities were not material in 1997. There were no investment securities at December 31, 1996.

    The estimated fair values of long-term debt amounted to $6.3 million and $8.6 million at December 31, 1997 and 1996, respectively. These fair values were estimated by discounting the future cash flow requirements of each instrument at rates currently offered at the respective year-end dates to the Company for similar debt instruments of comparable maturities.

    Commencing in 1997, the Company utilizes derivative financial instruments comprised of crude oil forward and options contracts to hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. At December 31, 1997, the Company had petroleum forward contracts to purchase 230,000 barrels of crude oil in the aggregate amount of $4.5 million through June 1998. The Company is also party to a

                            HAWAIIAN AIRLINES, INC.

3. FINANCIAL INSTRUMENTS AND FAIR VALUES (CONTINUED) crude oil collar agreement whereby the Company receives or makes payments based on the differential between a specific price and the actual crude oil price. At December 31, 1997, the Company had agreements to exchange payments on notional amounts of 100,000 barrels of crude oil amounting to $2.1 million through February 1998. The estimated fair value and carrying value of these outstanding contracts was a net payable of $320,000 at December 31, 1997. Realized and unrealized losses on such contracts amounted to $1.1 million in 1997 and are included as a component of aircraft fuel expense. The estimated fair value of these contracts are based on quoted market prices and generally have maturities of one year or less. The contracts are either exchanged or traded with counterparties of high credit quality; therefore, the risk of non-performance by the counterparties is considered to be negligible.

4. FLIGHT EQUIPMENT

    All of the Company's aircraft are leased except for two DC-9s. At December 31, 1997 and 1996, the composition of the Company's aircraft fleet is as follows:

                                                                      1997                      1996
                                                            ------------------------  ------------------------
AIRCRAFT TYPE                                                 LEASED        OWNED       LEASED        OWNED
----------------------------------------------------------  -----------  -----------  -----------  -----------
DC-10.....................................................           9       --               10       --
DC-9......................................................          11            2           11            2
                                                                    --           --           --           --
Total.....................................................          20            2           21            2
                                                                    --           --           --           --
                                                                    --           --           --           --

5. LEASES

    AIRCRAFT LEASES

    Nine DC-10 aircraft are leased under operating leases which expire in 2001. Effective January 31, 1996, the Company and American agreed to a reduction in basic rents due on DC-10 operating leases by approximately 28% through January 31, 1999, at which time such rents revert to their original levels. Five and six DC-9 aircraft and related flight equipment are leased under operating and capital leases, respectively, for various periods through the year 2004.

    Most of the DC-9 aircraft under operating leases include renewal options and fair market value purchase options at the end of the lease period.

    OTHER LEASES

    The Company leases office space for its headquarters, airport facilities, ticket offices and certain ground equipment in varying terms to 2008.

    GENERAL

    Rent expense for aircraft, office space, real property and other equipment during 1997, 1996 and 1995 was $26.6 million, $26.7 million and $25.5 million, respectively, net of sublease rental income from operating leases of $50,000, $102,000 and $75,000, respectively.

                            HAWAIIAN AIRLINES, INC.

5. LEASES (CONTINUED)
    Scheduled future minimum lease commitments under operating and capital leases for the Company as of December 31, 1997, in thousands, are as follows:

                                                                           OPERATING    CAPITAL
                                                                            LEASES      LEASES
                                                                          -----------  ---------
1998....................................................................   $  16,899   $   5,396
1999....................................................................      20,695       5,365
2000....................................................................      18,787       3,572
2001....................................................................      12,785         842
2002....................................................................       2,248         842
Thereafter..............................................................      10,522       2,046
                                                                          -----------  ---------
    Total minimum lease payments........................................   $  81,936   $  18,063
                                                                          -----------
                                                                          -----------
    Less amount representing interest (rates ranging from 8.0% to
      10.25%)...........................................................                   3,239
                                                                                       ---------
    Present value of capital lease obligations..........................                  14,824
    Less current portion of capital lease obligations...................                   4,244
                                                                                       ---------
    Capital lease obligations, excluding current portion................               $  10,580
                                                                                       ---------
                                                                                       ---------

    In addition to scheduled future minimum lease payments, the Company is required to pay for, under agreement with American, monthly DC-10 maintenance charges. These charges are based on flight hours for the month and are expensed as incurred. See Note 11. For the years ended December 31, 1997, 1996 and 1995, the Company incurred $50.9 million, $45.2 million and $37.6 million, respectively, in maintenance charges under such agreement.

    The net book value of property held under capital leases as of December 31, 1997 and 1996 totaled $21.4 million and $14.7 million, respectively. Amortization of property held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

6. DEBT

    At December 31, 1997 and 1996, the Company's long-term debt, including obligations under capital leases, consists of the following, in thousands:

                                                                            1997       1996
                                                                          ---------  ---------
Secured obligations due 1998-1999.......................................  $   6,161  $   8,417
Other obligations due 1997-2000.........................................         90        183
Capital lease obligations due 1998-2004.................................     14,824     10,299
                                                                          ---------  ---------
                                                                             21,075     18,899

Current portion.........................................................     (6,504)    (5,159)
                                                                          ---------  ---------
    Long-term debt and capital lease obligations, excluding current portion...........................................................  $  14,571  $  13,740
                                                                          ---------  ---------
                                                                          ---------  ---------

                            HAWAIIAN AIRLINES, INC.

6. DEBT (CONTINUED)
    Secured obligations due 1998-1999 are as follows:

    (i) A secured note executed in 1993 for the purchase of a DC-9 aircraft from a lessor. The mortgage note is due in 1999 and is payable in monthly installments of principal and interest of $59,876. Interest accrues at 10.315% per annum. At December 31, 1997 and 1996, $1.0 million and $1.6 million were outstanding, respectively;

    (ii) The Company maintains a Credit Facility with CIT Group/Credit Finance, Inc. (the "Credit Facility"). The Credit Facility consists of two secured term loans and a secured revolving line of credit including up to $6.0 million of letters of credit. The term loans will amortize in equal installments over periods of 48 and 60 months, respectively. The outstanding principal amounts of the term loans will become due and payable upon termination of the Credit Facility. Available credit is subject to change determined by recalculation of the borrowing base, repayments due under the term loans and repayments arising from the disposition and other changes in the related collateral securing the Credit Facility. The Credit Facility has an initial term of three years from April 29, 1996 and renews automatically for successive terms of two years each, unless terminated by either party on at least 60 days notice prior to the end of the then-current term. Interest accrues at prime plus 2.0% (8.5% at December 31, 1997). The Company may terminate the Credit Facility at any time, on 30 days notice and payment of certain early termination fees during the initial term and without termination fees during any renewal term.

       As of December 31, 1997, the total availability under the Credit Facility was $11.9 million with aggregate term loans and letters of credit outstanding in the amounts of $5.2 million and $100,000, respectively. As of December 31, 1996, the total availability under the Credit Facility was $13.2 million with aggregate term loans and letters of credit outstanding in the amounts of $6.8 million and $100,000, respectively.

       The Credit Facility is secured by a first lien on substantially all of the Company's property, excluding the Company's owned and leased aircraft, the Company's aircraft engines while installed on an aircraft and certain security deposits. In addition, terms of the Credit Facility restrict the Company from paying any cash or stock dividends on its Common Stock.

    Other obligations due 1997-2000 primarily consist of tax obligations representing allowed priority tax claims for various taxing jurisdictions, which in accordance with the provisions of the Company's Consolidated Plan of Reorganization dated September 21, 1993, as amended, bear interest at 7.0% per annum and are payable in 24 quarterly installments which commenced on the first anniversary of the Effective Date. The Company is currently in negotiations with respective tax jurisdictions regarding approximately $500,000 of tax obligations. At December 31, 1997 and 1996, the $500,000 is included in accounts payable in the accompanying balance sheets.

    Obligations under capital leases represent the present value of aggregate future minimum lease payments discounted using interest rates ranging from 8.0% to 10.25%. See Note 5.

7. INCOME TAXES

    Income tax expense is based on an estimated annual effective tax rate, which differs from the federal statutory rate of 34% primarily due to state income taxes and certain nondeductible expenses. The

                            HAWAIIAN AIRLINES, INC.

7. INCOME TAXES (CONTINUED)
Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes.

    The estimated income tax benefit from the expected utilization of net operating loss carryforwards arising prior to the Effective Date has been, and will continue to be, applied as a reduction to Excess Reorganization Value, not as a reduction to income tax expense. While generally accepted accounting principles require that a provision for income tax be recorded, a majority of the provision for 1997 and 1996 will not require cash outlay as it will be offset by net operating loss carryforwards available to the Company. As noted, in 1997 and 1996, approximately $1.3 million of estimated income tax benefit from the expected utilization of these net operating loss carryforwards has been applied as a reduction to Excess Reorganization Value.

    Income tax expense attributable to income (loss) before extraordinary items and cumulative effect of change in accounting principle in 1997 and 1996 differs from the "expected" tax expense (benefit) for that year computed by applying the U.S. federal corporate income tax rate of 34% to income (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principle as follows:

                                                                              1997       1996
                                                                            ---------  ---------
Computed "expected" tax expense (benefit).................................  $     400  $    (500)
Amortization of Excess Reorganization Value...............................      1,200      1,200
State income taxes, net of federal income tax benefit.....................         20        100
Other.....................................................................        100         68
                                                                            ---------  ---------
                                                                            $   1,720  $     868
                                                                            ---------  ---------
                                                                            ---------  ---------

    As a result of net operating losses and related carryforwards, the Company was not required to provide for federal and state income taxes for 1995.

                            HAWAIIAN AIRLINES, INC.

7. INCOME TAXES (CONTINUED)

    The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below, in thousands:

                                                                               1997        1996
                                                                            ----------  ----------
Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful
    accounts..............................................................  $      200  $      200
  Accumulated pension and postretirement benefits.........................       9,341      10,440
  Accrued vacation........................................................       2,085       1,741
  Net operating loss carryforwards........................................      12,055      11,423
  Investment tax credit carryforward......................................       2,569       2,569
  Airframe return provision...............................................         932         735
  Provision for loss on devalued assets...................................       2,442       2,404
  Other...................................................................       2,191       1,579
                                                                            ----------  ----------
    Total gross deferred tax assets.......................................      31,815      31,091
    Less valuation allowance..............................................     (24,261)    (24,520)
                                                                            ----------  ----------
    Net deferred tax assets...............................................       7,554       6,571

Deferred tax liabilities:
  Plant and equipment, principally due to differences in depreciation.....      (7,554)     (6,571)
                                                                            ----------  ----------
    Net deferred taxes....................................................  $   --      $   --
                                                                            ----------  ----------
                                                                            ----------  ----------

    The valuation allowance for deferred tax assets as of January 1, 1997 and 1996 was $24.5 million and $31.6 million, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was a decrease of $259,000 and a decrease of $14.5 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

    As a result of the AIP Investment, as defined below, the Company underwent another ownership change as defined under Section 382 of the Internal Revenue Code ("IRC Section 382"). The Offerings, as defined below, did not result in an ownership change for purposes of IRC Section 382. IRC Section 382 places an annual limitation on the amount of income that can be offset by net operating loss carryforwards generated in pre-ownership change years.

    The ownership change from the AIP Investment resulted in an IRC Section 382 limitation of approximately $1.7 million plus certain "built-in" income items. This new limitation applies to all net operating losses incurred prior to the AIP Investment. As of December 31, 1997, the Company has total net operating loss carryovers of approximately $129.7 million of which $30.1 million are unrestricted and are available to offset future taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2003 and 2009. If, in future years, the Company

                            HAWAIIAN AIRLINES, INC.

7. INCOME TAXES (CONTINUED)
were to recognize income tax benefit from the utilization of net operating loss carryforwards arising prior to the Effective Date, such benefit will be applied as a reduction to Excess Reorganization Value.

8. BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

    The Company sponsors several defined benefit pension plans covering substantially all of its employees hired prior to September 1, 1992. Pilots and ground personnel are covered under three defined benefit pension plans, which provide benefits based primarily on years of service and employee compensation near retirement. The International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM") and salaried defined benefit pension plans were frozen effective October 1, 1993. Funding for the ground personnel plans is based on minimum Employee Retirement Income Security Act of 1974 requirements. Pension cost for the Air Line Pilots Association, International ("ALPA") plan is funded on a current basis based on the amortization of prior service cost over 20 years. Plan assets consist primarily of common stocks, government and convertible securities, insurance contract deposits and cash management and mutual funds.

    The following table summarizes the funded status of the defined benefit plans of the Company as of December 31, 1997, in thousands:

                                                                     PLANS FOR       PLANS FOR
                                                                       WHICH        WHICH ASSETS
                                                                    ACCUMULATED        EXCEED
                                                                      BENEFITS      ACCUMULATED
                                                                   EXCEED ASSETS      BENEFITS
                                                                   --------------  --------------
Fair value of plan assets........................................   $     91,108     $   69,663
                                                                   --------------  --------------
Accumulated benefit obligation:
  Vested.........................................................        (86,821)       (54,577)
  Non-vested.....................................................         (8,620)        (2,206)
                                                                   --------------  --------------
                                                                         (95,441)       (56,783)

Additional benefits based on future salary levels................        (11,569)        --
                                                                   --------------  --------------
Projected benefit obligation.....................................       (107,010)       (56,783)
                                                                   --------------  --------------
Plan assets in excess of (less than) projected benefit
 obligations.....................................................        (15,902)        12,880
Unrecognized actuarial net loss..................................            835          1,138
                                                                   --------------  --------------
  Prepaid (accrued) pension cost.................................   $    (15,067)    $   14,018
                                                                   --------------  --------------
                                                                   --------------  --------------

    The projected benefit obligation was determined using an assumed weighted-average discount rate of 7.50% for 1997. At December 31, 1997, the assumed weighted-average rate of compensation increase was 4.50% for pilots and 0.00% for ground personnel. The assumed weighted-average expected long-term rate of return on plan assets was 9.0% for 1997.

                            HAWAIIAN AIRLINES, INC.

8. BENEFIT PLANS (CONTINUED)
    The following table summarizes the funded status of the defined benefit plans of the Company as of December 31, 1996, in thousands:

                                                                     PLANS FOR       PLANS FOR
                                                                       WHICH        WHICH ASSETS
                                                                    ACCUMULATED        EXCEED
                                                                      BENEFITS      ACCUMULATED
                                                                   EXCEED ASSETS      BENEFITS
                                                                   --------------  --------------
Fair value of plan assets........................................    $   80,613      $   65,271
                                                                   --------------  --------------
Accumulated benefit obligation:
  Vested.........................................................       (74,406)        (52,701)
  Non-vested.....................................................        (8,724)         (2,268)
                                                                   --------------  --------------
                                                                        (83,130)        (54,969)

Additional benefits based on future salary levels................       (13,592)         --
                                                                   --------------  --------------
Projected benefit obligation.....................................       (96,722)        (54,969)
                                                                   --------------  --------------
Plan assets in excess of (less than) projected benefit
 obligation......................................................       (16,109)         10,302
Unrecognized actuarial net loss..................................         1,333           2,130
                                                                   --------------  --------------
  Prepaid (accrued) pension cost.................................    $  (14,776)     $   12,432
                                                                   --------------  --------------
                                                                   --------------  --------------

    The projected benefit obligation was determined using an assumed weighted-average discount rate of 7.75% for 1996. At December 31, 1996, the assumed weighted-average rate of compensation increase was 4.50% for pilots and 0.00% for ground personnel. The assumed weighted-average expected long-term rate of return on plan assets was 9.0% for 1996.

    Net periodic pension cost for 1997, 1996 and 1995 included the following components, in thousands:

                                                                   1997        1996        1995
                                                                ----------  ----------  ----------
Service cost-benefits earned during the year..................  $    3,609  $    3,857  $    3,248
Interest cost on projected benefit obligation.................      11,506      10,882      10,411
Actual return on plan assets..................................     (19,798)    (12,621)    (24,180)
Net amortization and deferral.................................       7,191         837      12,868
Early retirement provision....................................      --          --           1,496
                                                                ----------  ----------  ----------
  Net periodic pension cost...................................  $    2,508  $    2,955  $    3,843
                                                                ----------  ----------  ----------
                                                                ----------  ----------  ----------

    The net periodic pension cost in 1997, 1996 and 1995 was determined using an assumed weighted-average discount rate of 7.75%, 7.25% and 8.25%, respectively.

    In the first quarter of 1995, an early retirement program was offered by the Company to qualified participants of the IAM and salaried defined benefit plans. The Company recognized a $2.0 million charge to operations in 1995 for the combined effects of the early retirement program on the estimated accumulated pension and postretirement benefit obligations of the IAM and salaried defined benefit plans.

                            HAWAIIAN AIRLINES, INC.

8. BENEFIT PLANS (CONTINUED)
POSTRETIREMENT PLANS

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

    The Company's postretirement benefit plans' combined benefit obligations as of December 31, 1997 and 1996 are as follows, in thousands:

                                                                               1997        1996
                                                                            ----------  ----------
Accumulated benefit obligation:
  Retirees and dependents.................................................  $   (3,982) $   (4,262)
  Fully eligible active plan participants.................................      (2,616)     (2,955)
  Other active plan participants..........................................      (7,311)     (7,243)
                                                                            ----------  ----------
Unfunded accumulated postretirement benefit obligation....................     (13,909)    (14,460)
Unrecognized net gain.....................................................     (12,395)    (11,587)
                                                                            ----------  ----------
  Accrued postretirement benefit obligation...............................  $  (26,304) $  (26,047)
                                                                            ----------  ----------
                                                                            ----------  ----------

    The accumulated postretirement benefit obligation was determined using an assumed weighted-average discount rate of 7.50% and 7.75% for 1997 and 1996, respectively.

    Net periodic postretirement benefit cost for 1997, 1996 and 1995 included the following components, in thousands:

                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Service cost-benefits attributed to service during the year..........  $     714  $     923  $   1,593
Interest cost on accumulated postretirement benefit obligation.......      1,044      1,153      1,785
Net amortization and deferral........................................       (823)      (418)    --
Early retirement provision...........................................     --         --            411
                                                                       ---------  ---------  ---------
  Net periodic retirement benefit cost...............................  $     935  $   1,658  $   3,789
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    A weighted average discount rate of 7.75%, 7.25% and 8.25% was used in determining net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995, respectively.

    For measurement purposes, the following ranges of graded rates were used in the per capita cost of covered medical benefits:

                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
Initial rates...........................................................       8.8%       9.5%      14.0%

Termination rates.......................................................       4.0%       4.0%       5.0%

    The medical cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed medical cost trend rates by 1.0% in each year would increase the accumulated

                            HAWAIIAN AIRLINES, INC.

8. BENEFIT PLANS (CONTINUED)
postretirement benefit obligation by $1.9 million as of December 31, 1997 and 1996 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 by $263,000, $347,000 and $632,000, respectively.

OTHER BENEFIT PLANS

    The Company also sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots' plan. The Company is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $1.1 million in 1997 and 1996 and $555,000 in 1995, respectively. The Company is also required to contribute 4.0% of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $1.8 million, $1.6 million and $1.1 million in 1997, 1996 and 1995, respectively.

9. CAPITAL STOCK, WARRANTS, RIGHTS AND OPTIONS

    In January 1996, the Company received a $20.0 million cash equity infusion through the purchase by Airlines Investors Partnership, L.P. ("AIP") of 18,181,818 shares of the Company's Common Stock, par value $.01 per share, and four shares of the Company's Class B Special Preferred Stock, par value $.01 per share (collectively the "AIP Investment").

    Also in September 1996, the Company completed a shareholder rights offering and an investor offering (collectively the "Offerings") which collectively raised approximately $39.3 million in gross proceeds of equity capital through the issuance of 12,092,500 new shares of Common Stock at the subscription price of $3.25 per share

AUTHORIZED CAPITAL STOCK

    As of December 31, 1997 and 1996, the authorized capital stock of the Company consists of 60,000,000 shares of Common Stock, par value $.01 per share, and 2,000,000 shares of Preferred Stock, $.01 par value per share.

    Under the terms of the Credit Facility, the Company is restricted from paying any cash or stock dividends. No dividends were paid by the Company in 1997 or 1996.

SPECIAL PREFERRED STOCK

    As part of the AIP Investment, AIP received four shares of Series B Special Preferred Stock, which entitle AIP to nominate directors. The Association of Flight Attendants ("AFA"), IAM and ALPA each received one share of Series C Special Preferred Stock, Series D Special Preferred Stock and Series E Special Preferred Stock, respectively, (collectively the "Special Preferred Stock") which entitle each union to nominate one director. The holders of each series of the Special Preferred Stock are entitled to fill a vacancy on the Board of Directors caused by the removal, resignation or death of a director nominated by that series if the Board fails to fill such vacancy within 30 days. AIP has agreed with each of IAM, ALPA and AFA that so long as the right to have a representative on the Board is in its respective collective bargaining agreement, AIP will vote its shares in favor of such union's nominee for the Board of Directors. In addition to the rights of the Special Preferred Stock described above, the Special Preferred Stock (i) is

                            HAWAIIAN AIRLINES, INC.

9. CAPITAL STOCK, WARRANTS, RIGHTS AND OPTIONS (CONTINUED) senior to Common Stock and each series is PARI PASSU with each other with respect to rights on liquidation, dissolution and winding up and will be entitled to receive $.01 per share, and no more, before any payments are made to holders of any stock ranking junior to the Special Preferred Stock; (ii) has no dividend rights other than at any time that a dividend is declared and paid on the Common Stock dividends in an amount per share equal to twice the dividend per share paid on the Common Stock will be paid on the Special Preferred Stock;
(iii) is entitled to one vote per share and votes with the Common Stock as a single class on all matters submitted to the shareholders of the Company; (iv) automatically converts into one share of Common Stock upon the transfer of such share from the person to whom originally issued to any person that is not an affiliate of such person; and (v) does not have preemptive rights in connection with future issuances of the Company's capital stock.

SHAREHOLDER RIGHTS PLAN

    On December 1, 1994, the Board of Directors of the Company authorized adoption of a shareholder rights plan (the "Rights Plan") pursuant to which there would be attached to each share of Common Stock of the Company one preferred stock purchase right (a "PSP Right"). The Rights Plan provides that in the event any person becomes the beneficial owner of 10.0% or more of the outstanding common shares, each PSP Right (other than a PSP Right held by the 10.0% shareholder) will be exercisable, on and after the close of business on the tenth business day following such event, to purchase Hawaiian Airlines Series A Preferred Stock having a market value equal to two times the then current exercise price (initially $8.00). The Rights Plan further provides that if, on or after the occurrence of such event, the Company is merged into any other corporation or 50.0% or more of the Company's assets or earning power are sold, each PSP Right (other than a PSP Right held by the 10.0% shareholder) will be exercisable to purchase common shares of the acquiring corporation having a market value equal to $16.00. The PSP Rights expire on December 1, 2004 (unless previously triggered) and are subject to redemption by the Company at $0.01 per PSP Right at any time prior to the first date upon which they become exercisable.

    Under the provisions of the Rights Plan, the Board of Directors determined that the AIP Investment would not render AIP a "10% Shareholder" and in anticipation of the AIP Investment, amended the Rights Plan to exclude the AIP Investment from triggering the distribution of the PSP Rights.

WARRANTS

    In January 1996, due to its participation in certain recapitalization efforts of the Company, American's parent company, AMR Corporation ("AMR"), received, among other things, warrants (the "AMR Warrants") which, subject to certain conditions, entitled AMR to purchase up to 1,897,946 shares of the Company's Common Stock (adjusted to 1,949,338 shares pursuant to applicable anti-dilution provisions). One-half of the warrants were exercisable immediately and the remaining one-half were to become exercisable only if American and the Company entered into a code sharing arrangement which would allow American to place its two letter flight designator code ("AA") on selected Interisland flights of the Company. On July 15, 1997, the Company consummated the code share marketing agreement with American. All of the warrants became exercisable upon the March 2, 1998 implementation of the code share marketing agreement, and AMR may purchase 1,949,338 shares of the Company's Common Stock at $1.07 per share (as adjusted for anti-dilution provisions). If not exercised, the warrants expire on September 11, 2001. The estimated fair value of the AA codeshare agreement and the underlying warrants approximated $2.3 million and has been reflected in the Company's balance sheet as of December 31, 1997

                            HAWAIIAN AIRLINES, INC.

9. CAPITAL STOCK, WARRANTS, RIGHTS AND OPTIONS (CONTINUED) as warrants and other assets. The amount included in other assets will be amortized on a straight-line basis over five years upon effective implementation of the code share agreement in first quarter 1998.

    Pursuant to its reorganization in 1994, the Company granted warrants to certain individuals (the "Reorganization Warrants"), which originally entitled such individuals to purchase 989,011 shares of Common Stock at an exercise price of $2.73 per share. Pursuant to the anti-dilution provisions of the Reorganization Warrants, upon consummation of the AIP Investment and the Offerings, the exercise price of the Reorganization Warrants was adjusted to $1.67 per share and the holders of the Reorganization Warrants received warrants to purchase an additional 629,961 shares of Common Stock. The holders of the Reorganization Warrants waived the anti-dilution provisions thereof in connection with the issuance of the AMR Warrants. The warrants had a five-year term, expiring September 12, 1999. In 1997, the remaining 1,318,972 of Reorganization Warrants were exercised. As of December 31, 1996, 300,000 Reorganization Warrants had been exercised.

STOCK OPTION PLANS

    Pursuant to its reorganization in 1994, 600,000 shares of the Company's Common Stock were reserved for issuance under a 1994 Stock Option Plan. In 1996, the Company adopted (i) a 1996 Stock Incentive Plan, which reserved 2,000,0000 shares of Common Stock for issuance and provides for discretionary grants of options to the Company's employees and (ii) a 1996 Nonemployee Director Stock Option Plan, which reserved 500,000 shares of Common Stock for issuance and provides for grants of options to members of the Board of Directors. Stock options are granted with an exercise price equal to the Common Stock's fair market value at the date of grant.

    In February 1995, options to acquire 592,500 shares of Common Stock were granted under the 1994 Stock Option Plan. In May 1996, options to acquire the remaining 7,500 shares of Common Stock under the 1994 Stock Option Plan were granted (collectively with those granted in February 1995, the "1994 Options"). The 1994 Options are fully vested and may be exercised at $1.62 per share. As a result of an amendment to the 1994 Stock Option Plan in connection with the AIP Investment, the option exercise period was extended to February 2, 2005. As of December 31, 1997 and 1996, 422,500 and 115,000 of the options, respectively, had been exercised.

    In conjunction with the Offerings, options to acquire 607,500 shares of Common Stock were granted under the 1996 Stock Incentive Plan (the "1996 Options"). The 1996 Options immediately vested and were exercisable at $3.25 per share at any time prior to October 3, 1996. Options to acquire 592,500 shares of Common Stock were exercised through the issuance in the aggregate of $1.9 million in fully recourse, interest-bearing notes received from holders of the options who exercised. The outstanding balances on these notes as of December 31, 1997 and 1996 have been reflected as a reduction to shareholders' equity in the accompanying balance sheets. The remaining options to acquire 15,000 shares of Common Stock were forfeited.

    During 1997 and 1996, the Company also granted under the provisions of the 1996 Stock Incentive Plan, additional options to acquire 350,000 shares of Common Stock ("the Executive Options") to executive management. The Executive Options may be exercised at exercise prices ranging from $3.56 to $4.06 per share with varying amounts of options vesting through August 12, 2000 and expiring between August 12, 2001 and April 15, 2005, or as defined in the 1996 Stock Incentive Plan. As of December 31

                            HAWAIIAN AIRLINES, INC.

9. CAPITAL STOCK, WARRANTS, RIGHTS AND OPTIONS (CONTINUED)
1997 and 1996, no Executive Options had been exercised. However, options to acquire 72,000 shares of Common Stock were forfeited in 1997.

    In November 1996, the Company also granted options to acquire 89,000 shares of Common Stock (the "Nonemployee Director Options") to Nonemployee Directors of the Company. The options became exercisable in full on May 4, 1997, subject to the provisions of the 1996 Nonemployee Director Stock Option Plan at an exercise price of $3.69 per share and expire on November 1, 1999. As of December 31, 1997 and 1996, no Nonemployee Director Options had been exercised.

    The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its various plans. Had the Company determined compensation expense based on the fair value at the grant date for the 1994 Options, the 1996 Options, the Executive Options and the Nonemployee Director Options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                                       NET LOSS
                                                      NET LOSS                  PER COMMON STOCK SHARE
                                           -------------------------------  -------------------------------
                                             1997       1996       1995       1997       1996       1995
                                           ---------  ---------  ---------  ---------  ---------  ---------
As reported..............................  $  (1,022) $  (1,533) $  (5,506) $   (0.03) $   (0.05) $   (0.59)
Pro forma................................     (1,322)    (1,935)    (5,924)     (0.03)     (0.07)     (0.63)

    The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $1.81, $0.79 and $4.46, respectively, on the date of grant using a Black Scholes option-pricing model with the following weighted-average assumptions:

                                                                                             1996
                                                                         1997              AND 1995
                                                                  ------------------  ------------------
Expected dividend yield.........................................         0.0%                0.0%
Expected volatility.............................................        40.0%               50.0%
Risk-free interest rate.........................................    6.30% to 6.40%      4.05% to 7.55%
Expected life...................................................    Up to 6 years       Up to 7 years

    Pro forma net loss reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the various options' vesting periods.

                            HAWAIIAN AIRLINES, INC.

9. CAPITAL STOCK, WARRANTS, RIGHTS AND OPTIONS (CONTINUED)
    Stock option activity during the periods indicated is as follows:

                                                                                                       WEIGHTED
                                                                                                      AVERAGE OF
                                                                            SHARES OF COMMON STOCK     EXERCISE
                                                                           ------------------------    PRICE OF
                                                                            AVAILABLE                SHARES UNDER
                                                                           FOR OPTIONS   UNDER PLAN      PLAN
                                                                           ------------  ----------  ------------
Balance at December 31, 1994.............................................       --           --       $   --
  Authorized
    1994 Stock Option Plan...............................................      600,000       --           --
  Granted
    1994 Stock Option Plan...............................................     (592,500)     592,500         1.62
                                                                           ------------  ----------
Balance at December 31, 1995.............................................        7,500      592,500   $     1.62
                                                                                                     ------------
                                                                                                     ------------
  Authorized
    1996 Stock Incentive Plan............................................    2,000,000       --           --
    1996 Nonemployee Director Stock Option Plan..........................      500,000       --           --
  Granted
    1994 Stock Option Plan...............................................       (7,500)       7,500         1.62
    1996 Stock Incentive Plan............................................     (807,500)     807,500         3.33
    1996 Nonemployee Director Stock Option Plan..........................      (89,000)      89,000         3.69
  Exercised
    1994 Stock Option Plan...............................................       --         (115,000)        1.62
    1996 Stock Incentive Plan............................................       --         (592,500)        3.25
  Forfeited
    1996 Stock Incentive Plan............................................       15,000      (15,000)        3.25
                                                                           ------------  ----------
Balance at December 31, 1996.............................................    1,618,500      774,000   $     2.36
                                                                                                     ------------
                                                                                                     ------------
  Granted
    1996 Stock Incentive Plan............................................     (150,000)     150,000         4.06
  Exercised
    1994 Stock Option Plan...............................................       --         (307,500)        1.62
  Forfeited
    1996 Stock Incentive Plan............................................       72,000      (72,000)        3.56
                                                                           ------------  ----------
Balance at December 31, 1997.............................................    1,540,500      544,500   $     3.09
                                                                           ------------  ----------  ------------
                                                                           ------------  ----------  ------------

    At December 31, 1997, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $1.62 to $4.06 and 4.2 years, respectively.

    At December 31, 1997 and 1996, the number of options exercisable was 322,500 and 485,000, respectively, with weighted-average exercise prices of $2.53 and $2.36, respectively. No options were exercisable at December 31, 1995.

                            HAWAIIAN AIRLINES, INC.

10. COMMITMENTS AND CONTINGENT LIABILITIES

LITIGATION

    The Company is party to a small number of lawsuits. All claims asserted against the Company for alleged prepetition and/or administrative claims on or before the Effective Date of the Company's reorganization have been resolved utilizing reserved Common Stock shares. Management is in the process of closing the Chapter 11 Bankruptcy proceeding which will include distribution of reserved Common Stock shares and resolution of outstanding trustee's fees.

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

    Hawaiian Airlines anticipates that in the period 1998 through 2000, four of its 13 DC-9 aircraft will require a heavy airframe overhaul check (the "D-Check"). The D-Check for a DC-9 requires more than 20,000 man-hours of maintenance work and includes stripping the airframe, extensively testing the airframe structure and a large number of parts and components, and reassembling the overhauled airframe with new or rebuilt components. The Company anticipates each D-Check to cost approximately $750,000 to $1.0 million.

    The FAA has and is expected to continue to require structural modifications and the replacement of certain parts, as well as the implementation of additional maintenance programs or changes to current programs, with respect to various types of aircraft over a certain age. These requirements vary, depending on the type of aircraft covered. Based on information currently available, the Company estimates that the total cost of complying with the aging aircraft requirements over the 1998 through 2002 period will approximate $420,000 per DC-9 aircraft.

    In addition, the Company expects to incur approximately $100,000 per DC-9 aircraft per year, for maintenance required under a corrosion prevention and control program. This program is anticipated to continue indefinitely in the future.

    The FAA has mandated the installation of smoke detection and fire suppression systems in the cargo compartments of both DC-10 and DC-9 aircraft by December 2000. The cost for systems and installation is estimated to be $130,000 and $83,000 per DC-10 and DC-9 aircraft, respectively.

    As a result of certain incidents where Digital Flight Data Recorder ("DFDR") information was insufficient to determine the cause of the accident, the FAA has also mandated additional recording parameters for the DC-10 and DC-9 aircraft by the first heavy maintenance check after August 1999 but no later than August 2001. The DC-10 DFDR will be upgraded from 17 to 22 parameters at an estimated cost of $60,000 per aircraft. The DC-9 DFDR will be upgraded from 11 to 18 parameters at an estimated cost of $47,000 per aircraft.

                            HAWAIIAN AIRLINES, INC.

10. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
    During the period from 1998 through 2002, the Company anticipates continued implementation of its supplemental inspection document program for certain of its DC-9 aircraft which is estimated to range up to $27,000 per aircraft.

    The estimated future cost of complying with FAA regulations as discussed in the preceding paragraphs will be in addition to the costs of the Company's current DC-10 and DC-9 fleet maintenance programs.

LOS ANGELES AIRPORT OPERATING TERMINAL

    On December 1, 1985, the Company entered into an interline agreement with other airlines for, among other things, the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport ("Facilities"). Current tenants and participating members of LAX Two Corporation (the "Corporation"), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under a lease agreement. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental. All leases of the Corporation are accounted for as operating leases with related future commitments as of December 31, 1997 amounting to approximately $188.7 million. Rent expense relating to these operating leases totaled $5.0 million, $4.8 million and $5.9 million in 1997, 1996 and 1995, respectively.

    Member airlines pay the expenses associated with the Facilities on a prorata share basis calculated primarily upon their respective numbers of passengers utilizing the Facilities. The Company accounts for its obligation under this agreement as an operating lease and incurred $338,000, $750,000 and $842,000 of rent expense in 1997, 1996 and 1995, respectively.

FREQUENT FLYER PROGRAM

    The Company's Gold Plus (to be renamed HawaiianMiles in March 1998) frequent flyer program was initiated in 1983. As of December 31, 1997 and 1996, the Company's Gold Plus membership had more than 642,000 and 571,000 members, respectively, including approximately 432,000 and 349,000 active members, respectively.

    The Gold Plus program rewards its members with mileage credits primarily for travel on Hawaiian Airlines. Gold Plus members are entitled to a choice of various awards based on accumulated mileage, with a majority of the awards being certain free air travel at a later date. Travel awards available in the Gold Plus program range from a 5,000 mile award, which offers a one way Interisland flight, to 60,000 and 75,000 mile awards, which offer a round trip first-class Transpac flight and round trip first-class Southpac flight, respectively. Miles traveled under the Gold Plus program are accounted for as revenue passenger miles, which, in turn, are used in the calculation of the Company's yield. Non-travel awards are valued at the incremental cost of tickets exchanged for such awards.

    The Company recognizes a liability in the period in which members have accumulated sufficient mileage points to allow for award redemption. The liability is adjusted based on net mileage earned and utilized for award redemption an a monthly basis. The incremental cost method is used, computed primarily on the basis of fuel and catering costs, exclusive of any overhead or profit margin. In estimating

                            HAWAIIAN AIRLINES, INC.

10. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) the amount of such incremental costs to be accrued in the liability for potential future Gold Plus free travel, a current average cost per award mile is determined. Incremental fuel expended per passenger is based on engineering formulas to determine the quantity used for the weight of each added passenger and baggage. Such incremental quantity of fuel is priced at current levels. Catering is based on average cost data per passenger for the most recent 12 month period.

    As of December 31, 1997 and 1996, Gold Plus members had accumulated approximately 3.0 billion and 2.4 billion miles, respectively, representing liabilities totaling approximately $1.1 million and $800,000, respectively. The Company's accruals assume full redemption of mileage points. During the years ended December 31, 1997, 1996 and 1995, 736 million, 857 million and 581 million award miles were redeemed, respectively.

    The Company believes that the usage of free travel awards will not result in the displacement of revenue customers and, therefore, such usage will not materially affect the Company's liquidity or operating results. The use of free travel awards is subject to review by the Company to limit the possibility of displacing revenue passengers. Usage of Gold Plus travel redemption accounted for approximately 2.4%, 2.9% and 2.2% of Interisland traffic and a negligible percentage of Transpac and Southpac traffic in 1997, 1996 and 1995, respectively.

11. RELIANCE ON THIRD PARTIES

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

    The Company leases all of its DC-10 aircraft from American. The Company also pays a minimum monthly charge for maintenance services, monthly in arrears. In exchange, American is responsible for all maintenance on the Company's DC-10 aircraft with the Company having access to spare parts, engines and rotables for the maintenance of these aircraft. As such, the Company does not maintain large inventories of spare engines or parts to support the operation of the DC-10 aircraft. During 1997, the Company incurred approximately $63.4 million of lease and maintenance expenses under the American DC-10 aircraft leases. American has the right to terminate its obligation to provide aircraft maintenance services on and after January 1, 1999, upon 180 days prior notice. If American terminated the maintenance arrangement, the Company would have to seek an alternate source of maintenance service or maintain its DC-10s by itself, and no assurance can be given that the Company would be able to do so on a basis that is as cost-effective as the American maintenance arrangement. The Company also participates in American's AAdvantage frequent flyer program and SABRE reservation system.

    The Company purchases almost all of its aviation fuel from Northwest pursuant to an agreement between the two companies which provides that, in case of shortages, Northwest will provide fuel to its own fleet first and then a portion of the remaining fuel available will be allocated between Hawaiian Airlines and any other applicable airlines. The agreement requires Northwest to provide Hawaiian Airlines with aviation fuel at Northwest's actual acquisition cost without markup for profit and with reimbursement only

                            HAWAIIAN AIRLINES, INC.

11. RELIANCE ON THIRD PARTIES (CONTINUED) for out-of-pocket costs. The agreement is renewed automatically on December 31 of each year unless canceled by either of the parties with 90 days written notice. Hawaiian Airlines is prohibited from reselling such fuel. No assurance can be given that the Company would be able to secure an adequate supply of fuel from alternate sources if a fuel shortage were to cause the supply from Northwest to be inadequate or if Northwest were to cancel the agreement. The Company paid Northwest approximately $72.6 million, $70.9 million and $53.0 million for the fuel supplied under this agreement in 1997, 1996 and 1995, respectively. Further, effective July 1996, the Company entered into a cooperative marketing agreement with Northwest, which provides for extensive marketing cooperation, including a code sharing arrangement and frequent flyer participation.

    In both 1997 and 1996, approximately 74% of the Company's ticket sales were made by travel agents, including approximately 30% by six large wholesalers. Travel agents generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies to favor another airline or to disfavor the Company could adversely affect the Company. Although the Company intends to continue to offer an attractive and competitive product to travel agencies and to maintain favorable relations with travel agencies, there can be no assurance that travel agencies will not disfavor the Company or favor other airlines in the future, either of which could have an adverse effect on the Company's operations.

12. CONCENTRATION OF BUSINESS RISK

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

                            HAWAIIAN AIRLINES, INC.

                       SUPPLEMENTAL FINANCIAL INFORMATION

                   UNAUDITED QUARTERLY FINANCIAL INFORMATION

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                       FIRST      SECOND      THIRD      FOURTH
                                                                      QUARTER    QUARTER     QUARTER     QUARTER
                                                                     ---------  ----------  ----------  ---------
1997:
  Operating revenues...............................................  $  99,766  $  103,860  $  105,357  $  95,233
  Operating income (loss)..........................................     (4,504)      1,999       5,253       (246)
  Net income (loss)................................................     (2,396)      1,203       1,439     (1,268)
  Net income (loss) per Common Stock Share.........................      (0.06)*       0.03*       0.03*     (0.03)*

1996:
  Operating revenues...............................................  $  94,062  $   96,009  $  101,213  $  93,189
  Operating income (loss)..........................................        396       3,104       4,592     (6,065)
  Net income (loss)................................................       (582)      1,538       1,369     (3,858)
  Net income (loss) per Common Stock Share.........................      (0.03)*       0.05*       0.05*     (0.10)*

------------------------

* Includes shares reserved for issuance under the Consolidated Plan of Reorganization dated September 21, 1993, as amended.

                            HAWAIIAN AIRLINES, INC.

                    SELECTED FINANCIAL AND STATISTICAL DATA

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        REORGANIZED COMPANY                      PREDECESSOR
                           ----------------------------------------------  ------------------------
                                                             PERIOD FROM    PERIOD FROM
                                                            SEPTEMBER 12,   JANUARY 1,
                                                               1994 TO        1994 TO
                                                            DECEMBER 31,   SEPTEMBER 11,
                             1997       1996       1995         1994           1994         1993
                           ---------  ---------  ---------  -------------  -------------  ---------
Summary of Operations:
  Operating revenues.....  $ 404,216  $ 384,473  $ 346,904    $  89,157      $ 216,823    $ 304,109
  Operating expenses.....    401,714    382,446    348,805       95,425        223,244      328,947
                           ---------  ---------  ---------  -------------  -------------  ---------
  Operating income
    (loss)...............      2,502      2,027     (1,901)      (6,268)        (6,421)     (24,838)
  Interest expense,
    net..................       (394)    (2,432)    (3,579)        (968)          (850)      (4,706)
  Gain (loss) on
    disposition of
    equipment............       (140)      (729)      (233)         558             45         (659)
  Other, net.............       (820)      (297)       207          527            502        1,312
  Reorganization
    expenses.............     --         --         --           --            (13,950)     (52,637)
                           ---------  ---------  ---------  -------------  -------------  ---------
  Income (loss) before
    income taxes,
    extraordinary items
    and cumulative effect
    of change in
    accounting
    principle............      1,148     (1,431)    (5,506)      (6,151)       (20,674)     (81,528)
  Income taxes...........     (1,720)      (868)    --           --             --           --
                           ---------  ---------  ---------  -------------  -------------  ---------
Net loss before
  extraordinary items and
  cumulative effect of
  change in accounting
  principle..............       (572)    (2,299)    (5,506)      (6,151)       (20,674)     (81,528)
Extraordinary items, net
  of income taxes........     --            766     --           --            190,063       12,104
                           ---------  ---------  ---------  -------------  -------------  ---------
Net loss before
  cumulative effect of
  change in accounting
  principle..............       (572)    (1,533)    (5,506)      (6,151)       169,389      (69,424)
Cumulative effect of
  change in accounting
  principle, net of
  income taxes...........       (450)    --         --           --             --           --
                           ---------  ---------  ---------  -------------  -------------  ---------
Net income (loss)........  $  (1,022) $  (1,533) $  (5,506)   $  (6,151)     $ 169,389    $ (69,424)
                           ---------  ---------  ---------  -------------  -------------  ---------
                           ---------  ---------  ---------  -------------  -------------  ---------
Net Loss per Common Stock
  Share:**
  Before extraordinary
    items and cumulative
    effect of change in
    accounting
    principle............  $   (0.02)** $   (0.08)** $   (0.59)**   $   (0.65)**     $N/M*   $N/M*
  Extraordinary items,
    net..................     --    **      0.03**    --    **     --       **     N/M*     N/M*
  Cumulative effect of
    change in accounting
    principle, net.......      (0.01)**    --    **    --    **     --       **     N/M*    N/M*
                           ---------  ---------  ---------  -------------  -------------  ---------
  Net loss per Common
    Stock Share..........  $   (0.03)** $   (0.05)** $   (0.59)** $     (0.65  )**     $N/M*   $N/M*
                           ---------  ---------  ---------  -------------  -------------  ---------
                           ---------  ---------  ---------  -------------  -------------  ---------
  Weighted Average Shares
    Outstanding..........     40,361**    29,032**     9,400**       9,400  **       7,137     6,170
  Shareholders' Equity
    Per Share (without
    dilution)............  $    2.12** $    2.11** $    3.10** $      3.60  **     N/M*     N/M*
  Shares Outstanding at
    End of Period........     40,889**    39,262**     9,400**       9,400  **       7,137     7,136
Balance Sheet Items:
  Total assets...........  $ 200,824  $ 196,289  $ 161,640  $   163,301    $   167,211    $ 105,540
  Property and equipment,
    net..................     66,243     45,794     41,391       37,756         33,312       36,558
  Long-term debt,
    excluding current
    portion..............      3,991      6,353      5,523       14,152         11,421        2,615
  Capital lease
    obligations,
    excluding current
    portion..............     10,580      7,387     10,102       12,764         12,591       --
  Shareholders' equity
    (deficit)............     86,873     82,873     29,178       33,849         40,000     (209,882)

------------------------

* Not Meaningful--Per share data is not meaningful as the Predecessor was recapitalized and adopted fresh start reporting as of September 12, 1994.

** Includes shares reserved for issuance under the Consolidated Plan of Reorganization dated September 21, 1993, as amended.

                            HAWAIIAN AIRLINES, INC.

                    SELECTED FINANCIAL AND STATISTICAL DATA

           (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (CONTINUED)

                                  1997               1996               1995               1994               1993
                              -------------      -------------      -------------      -------------      -------------
SCHEDULED OPERATIONS:
  Revenue passengers.....             4,964              4,971              4,781              4,584              4,337
  Revenue passenger
    miles................         3,479,056          3,324,005          3,171,366          2,880,339          2,870,713
  Available seat miles...         4,699,609          4,571,955          4,238,319          3,995,649          3,850,133
  Passenger load
    factor...............              74.0%              72.7%              74.8%              72.1%              74.6%
  Passenger revenue per
    passenger mile.......               9.5 CENTS           9.8 CENTS           9.4 CENTS           9.7 CENTS           9.5CENTS
  Cargo ton miles........            55,256             51,025             41,469             29,547             22,713
  Mail ton miles.........             9,142              8,885              6,714              6,515              4,932

OVERSEAS CHARTER
  OPERATIONS:
  Revenue passengers.....               253                190                155                  1                 14
  Revenue passenger
    miles................           683,384            515,982            425,797              2,202             14,620
  Available seat miles...           739,619            528,787            439,142              4,141             20,938

TOTAL OPERATIONS:
  Revenue passengers.....             5,217              5,161              4,936              4,585              4,351
  Revenue passenger
    miles................         4,162,440          3,839,987          3,597,163          2,882,541          2,885,333
  Available seat miles...         5,439,228          5,100,742          4,677,461          3,999,790          3,871,071
  Passenger load
    factor...............              76.5%              75.3%              76.9%              72.1%              74.5%

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors

Hawaiian Airlines, Inc.:

    Under date of February 26, 1998, we reported on the balance sheets of Hawaiian Airlines, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in item 14(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii

February 26, 1998

                            HAWAIIAN AIRLINES, INC.

                VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                           ADDITIONS
                                                                            COLUMN C
                                                    COLUMN B      ----------------------------                      COLUMN E
                                                 ---------------       (1)            (2)                        ---------------
                   COLUMN A                        BALANCE AT      CHARGED TO     CHARGED TO       COLUMN D          BALANCE
-----------------------------------------------     BEGINNING       COSTS AND        OTHER      ---------------      AT END
                  DESCRIPTION                        OF YEAR        EXPENSES       ACCOUNTS       DEDUCTIONS         OF YEAR
-----------------------------------------------  ---------------  -------------  -------------  ---------------  ---------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
1997...........................................     $     500             456         --                 456(a)     $     500
                                                        -----           -----          -----           -----            -----
                                                        -----           -----          -----           -----            -----
1996...........................................     $     800             641         --                 941(a)     $     500
                                                        -----           -----          -----           -----            -----
                                                        -----           -----          -----           -----            -----
1995...........................................     $     500             719         --                 419(a)     $     800
                                                        -----           -----          -----           -----            -----
                                                        -----           -----          -----           -----            -----

ALLOWANCE FOR OBSOLESCENCE OF FLIGHT EQUIPMENT
  EXPENDABLE PARTS AND SUPPLIES:
1997...........................................     $     315          --             --                 195(b)     $     120
                                                        -----           -----          -----           -----            -----
                                                        -----           -----          -----           -----            -----
1996...........................................     $     315          --             --              --            $     315
                                                        -----           -----          -----           -----            -----
                                                        -----           -----          -----           -----            -----
1995...........................................     $     315          --             --              --            $     315
                                                        -----           -----          -----           -----            -----
                                                        -----           -----          -----           -----            -----

------------------------

(a) Doubtful accounts written off, net of recoveries

(b) Obsolete parts and supplies written off