Form 10-Q
period 1998-03-31
HAWAIIAN AIRLINES INC/HI
filed 1998-05-15
CIK 46205

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998


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

As of May 1, 1998, 40,651,047  shares of Common Stock were outstanding.

                         PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

 HAWAIIAN AIRLINES, INC.
 CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

                                                        MARCH 31,    DECEMBER 31,
                                                           1998         1997
---------------------------------------------------------------------------------
 ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents.........................    $  25,088     $  15,713
  Investment securities.............................        4,001         4,003
  Accounts receivable, net..........................       35,201        31,387
  Inventories, net..................................        9,561         9,350
  Assets held for sale..............................        1,345         1,344
  Prepaid expenses..................................        4,651         4,344
                                                        ---------     ---------
   TOTAL CURRENT ASSETS.............................       79,847        66,141
                                                        ---------     ---------

 Property and equipment, less accumulated
  depreciation and amortization of $19,007
   and $17,165 in 1998 and 1997, respectively.......       68,279        66,243
 Assets held for sale...............................        3,711         3,970
 Other assets.......................................        7,946         6,920
 Reorganization value in excess of amounts
  allocable to identifiable assets, net.............       56,677        57,550
                                                        ---------     ---------
   TOTAL ASSETS.....................................    $ 216,460     $ 200,824
                                                        ---------     ---------
                                                        ---------     ---------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Current portion of long-term debt.................    $   2,277     $   2,260
  Current portion of capital lease obligations......        4,341         4,244
  Accounts payable..................................       28,043        27,587
  Air traffic liability.............................       38,684        21,169
  Accrued liabilities...............................       14,958        14,934
                                                        ---------     ---------
   TOTAL CURRENT LIABILITIES........................       88,303        70,194
                                                        ---------     ---------

 Long-Term Debt.....................................        3,791         3,991
 Capital Lease Obligations..........................        9,457        10,580
 Other Liabilities and Deferred Credits.............       29,136        29,186

 SHAREHOLDERS' EQUITY:
  Common and Special Preferred Stock................          409           409
  Capital in excess of par value....................       99,237        99,237
  Warrants..........................................        3,153         3,153
  Notes receivable from Common Stock sales..........      (1,714)        (1,714)
  Accumulated deficit...............................     (15,312)       (14,212)
  Accumulated other comprehensive income (loss).....           -              -
                                                        ---------     ---------

   SHAREHOLDERS' EQUITY.............................       85,773        86,873
                                                        ---------     ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......    $ 216,460     $ 200,824
                                                        ---------     ---------
                                                        ---------     ---------


  SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

 HAWAIIAN AIRLINES, INC.
 CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
  (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           1998          1997
-------------------------------------------------------------------------------
 OPERATING REVENUES:
  Passenger....................................         $  82,207     $  81,015
  Charter......................................             9,433        10,737
  Cargo........................................             5,173         5,076
  Other........................................             3,432         2,938
                                                        ---------     ---------
   TOTAL.......................................           100,245        99,766
                                                        ---------     ---------

 OPERATING EXPENSES:
  Wages and benefits...........................            29,546        29,531
  Aircraft fuel, including taxes and oil.......            18,804        21,805
  Maintenance materials and repairs............            21,182        18,607
  Rentals and landing fees.....................             7,345         9,060
  Sales commissions............................             3,167         3,370
  Depreciation and amortization................             2,731         2,602
  Other........................................            19,388        19,295
                                                        ---------     ---------
   TOTAL.......................................           102,163       104,270
                                                        ---------     ---------

 OPERATING LOSS................................            (1,918)       (4,504)
                                                        ---------     ---------

 NONOPERATING INCOME (EXPENSE):
  Interest expense, net........................              (322)          (51)
  Loss on disposition of equipment.............               (13)            -
  Other, net...................................                53          (239)
                                                        ---------     ---------
   TOTAL.......................................              (282)         (290)
                                                        ---------     ---------

 LOSS BEFORE INCOME TAXES......................            (2,200)       (4,794)

 INCOME TAX BENEFIT............................             1,100         2,398
                                                        ---------     ---------

 NET LOSS......................................            (1,100)       (2,396)

 OTHER COMPREHENSIVE INCOME (LOSS).............                 -             -
                                                        ---------     ---------

 COMPREHENSIVE LOSS............................         $  (1,100)    $  (2,396)
                                                        ---------     ---------
                                                        ---------     ---------

 NET LOSS PER COMMON STOCK SHARE (BASIC &
   DILUTED)....................................         $   (0.03)    $   (0.06)
                                                        ---------     ---------
                                                        ---------     ---------

 WEIGHTED AVERAGE NUMBER OF COMMON STOCK
  SHARES OUTSTANDING...........................            40,889        39,826
                                                        ---------     ---------
                                                        ---------     ---------


 SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           1998          1997
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..........................................     $ (1,100)      $ (2,396)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization....................         2,731         2,602
  Net periodic postretirement benefit cost.........           321           321
  Loss on disposition of equipment.................            13             -
  Increase in accounts receivable..................        (3,814)       (2,054)
  Increase in inventories..........................          (211)       (1,286)
  Decrease (increase) in prepaid expenses..........          (307)          304
  Increase in accounts payable.....................           456         1,458
  Increase air traffic liability...................        17,515        15,514
  Increase (decrease) in accrued liabilities.......            24        (2,180)
  Other, net.......................................        (1,316)         (543)
                                                         --------      --------

   NET CASH PROVIDED BY OPERATING ACTIVITIES.......        14,312        11,740
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment................        (4,090)       (3,771)
 Net proceeds from disposition of equipment........           271           336
                                                         --------      --------

   NET CASH USED IN INVESTING ACTIVITIES...........        (3,819)       (3,435)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock............             -         1,348
 Issuance of long-term debt........................           136           171
 Repayment of long-term debt.......................          (228)         (726)
 Repayment of capital lease obligations............        (1,026)       (1,263)
                                                         --------      --------

   NET CASH USED IN FINANCING ACTIVITIES...........        (1,118)         (470)
                                                         --------      --------

   NET INCREASE IN CASH AND CASH
    EQUIVALENTS....................................         9,375         7,835

Cash and cash equivalents - Beginning of Period....        15,713        37,237
                                                         --------      --------

CASH AND CASH EQUIVALENTS - END OF PERIOD..........      $ 25,088      $ 45,072
                                                         --------      --------
                                                         --------      --------

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.
STATISTICAL DATA (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           1998          1997
-------------------------------------------------------------------------------
SCHEDULED OPERATIONS:
 Revenue passengers flown........................           1,184         1,226
 Revenue passenger miles (RPM)...................         794,650       790,956
 Available seat miles (ASM)......................       1,203,495     1,166,013
 Passenger load factor...........................           66.0%         67.8%
 Passenger revenue per passenger mile (Yield)....           10.3 CENTS    10.2 CENTS
 Cargo and mail ton miles........................          14,942        15,513

OVERSEAS CHARTER OPERATIONS:
 Revenue passengers flown........................              67            70
 RPM.............................................         183,377       188,118
 ASM.............................................         194,769       214,624

TOTAL OPERATIONS:
 Revenue passengers flown........................           1,251         1,296
 RPM.............................................         978,027       979,074
 ASM.............................................       1,398,264     1,380,637
 Cargo and mail ton miles........................          14,942        15,513


HAWAIIAN AIRLINES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and statements of cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") as of March 31, 1998 and December 31, 1997. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to conform prior year's data to current year's presentation.

2. INCOME TAXES

The Company's reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly different than the current United States corporate statutory rate of 35.0%. The Company presently expects that its full year 1998 results will require a provision for income taxes. For first quarter 1998, an estimated interperiod tax benefit of $1.1 million has been reflected in the accompanying condensed statements of operations.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS requires reclassification of financial statements for earlier periods provided for comparative purposes. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

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

In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP") which requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage, as defined, in an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998.

Adoption of the provisions of SFAS No. 130, 131 or 132 by the Company as of January 1, 1998 did not have a material impact on the Company's previously reported financial information. Further, management does not expect the adoption of SOP 98-1 to have a material impact on the Company's results of operations or reported financial information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this report that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and involve risks and uncertainties. Although the Company believes that the assumptions on which any forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part I, Item I, Business of the Company's Form 10-K Annual Report for the year ended December 31, 1997 and heretofore, as well as those discussed elsewhere in this Form 10-Q. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this cautionary statement.

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

                              SEGMENT INFORMATION

Due to the centralization of the Company's operations in the State of Hawaii and the large interdependence that its routes have on one another, management considers its operations to be one industry segment. Refer to the discussion below for those certain operating revenue products which constitute the segment.

                             RESULTS OF OPERATIONS

In first quarter 1998, the Company decreased its operating and net losses from first quarter 1997 by approximately $2.6 million and $1.3 million, respectively. The Company incurred operating and net losses of $1.9 million and $1.1 million, respectively, in first quarter 1998. First quarter 1997 operating and net losses were $4.5 million and $2.4 million, respectively. Quarter over quarter, operating revenues were relatively flat. Operating expenses decreased overall with higher maintenance expenses being offset by decreases in aircraft fuel and landing fee costs.

Preliminary statistics from the Hawaii Visitors & Convention Bureau ("HVCB") revealed that as a whole, visitor arrivals to the State of Hawaii in first quarter 1998 were weak. Initially, 1997 visitor arrival trends continued into the first two months of 1998. Through February 1998, overall visitor counts to Hawaii increased by a net 0.8%. However, in March 1998, arrivals were down approximately 6% from March 1997, with westbound and eastbound arrivals decreasing by 0.8% and 14%, respectively. For first quarter 1998, total visitor counts to Hawaii were down from first quarter 1997 by approximately 1.7%. In response to these statistics, HVCB is now forecasting up to a 2% decline, or at best flat growth, in visitor arrivals for full year 1998.

The following table compares first quarter 1998 operating passenger revenues and statistics to those in first quarter 1997, in thousands, except as otherwise indicated:

                                            Three Months Ended
                                                 March 31,
                                         -------------------------       Increase
                                            1998           1997         (Decrease)         %
                                         -------------------------      ----------------------
Interisland:
 Passenger revenues...........           $  34,333      $  34,531       $  (198)         (0.6)
 Revenue passengers flown.....                 911            951           (40)         (4.2)
 RPM..........................             121,282        126,379        (5,097)         (4.0)
 ASM..........................             208,651        217,258        (8,607)         (4.0)
 Passenger load factor........                58.1%          58.2%         (0.1)         (0.2)
 Yield........................                28.3 CENT      27.3 CENT      1.0 CENT      3.7

Transpacific (Transpac):
 Passenger revenues...........           $  44,096      $  42,315      $  1,781           4.2
 Revenue passengers flown.....                 262            263            (1)         (0.4)
 RPM..........................             641,399        631,723         9,676           1.5
 ASM..........................             931,889        887,465        44,424           5.0
 Passenger load factor........                68.8%          71.2%         (2.4)         (3.4)
 Yield........................                 6.9 CENT       6.7 CENT      0.2 CENT      3.0

SouthPacific (Southpac):
 Passenger revenues...........           $   3,778      $   4,169      $   (391)         (9.4)
 Revenue passengers flown.....                  12             12             -             -
 RPM..........................              31,968         32,854          (886)         (2.7)
 ASM..........................              62,955         61,290         1,665           2.7
 Passenger load factor........                50.8%          53.6%         (2.8)         (5.2)
 Yield........................                11.8 CENT      12.7 CENT     (0.9)CENT     (7.1)

Overseas Charter:
 Charter revenues.............           $   9,433       $ 10,737      $ (1,304)        (12.1)
 Revenue passengers flown.....                  67             70            (3)         (4.3)
 RPM..........................             183,377        188,118        (4,741)         (2.5)
 ASM..........................             194,769        214,624       (19,855)         (9.3)


Passenger revenues totaled $82.2 million during first quarter 1998, an increase of $1.2 million or 1.5% over first quarter 1997 passenger revenues of $81.0 million. A majority of the increase was associated with Transpac passenger revenues increasing period over period by $1.8 million or 4.2% driven by higher yields quarter over quarter of 3.0%. These increases were offset by slight decreases in both Interisland and Southpac passenger revenues of $198,000 and $391,000, respectively.

Overseas charter revenues totaled $9.4 million in first quarter 1998, representing a decrease of $1.3 million or 12.1% from first quarter 1997. The decrease is associated with (i) the Company flying, on average, six charters per week to Las Vegas in first quarter 1998 versus eight per week in first quarter 1997 and (ii) general decreases of approximately 5% quarter over quarter in prices charged for both its Las Vegas and Anchorage charter flights.

The following table compares operating expenses per ASM for first quarter 1998 with first quarter 1997 by major category:

                                                                 Three Months Ended
                                                                      March 31,
                                                                -------------------         Increase
                                                                1998           1997        (Decrease)         %
                                                                -------------------        ----------------------
Wages and benefits.....................................         2.11 CENT      2.14 CENT     (0.03)CENT     (1.4)
Aircraft fuel, including taxes and oil.................         1.34           1.58          (0.24)        (15.2)
Maintenance materials and repairs......................         1.51           1.35           0.16          11.9
Rentals and landing fees...............................         0.53           0.66          (0.13)        (19.7)
Sales commissions......................................         0.23           0.24          (0.01)         (4.2)
Depreciation and amortization..........................         0.20           0.19           0.01           5.3
Other..................................................         1.39           1.40          (0.01)         (0.7)
                                                                ----           ----          -----         -----
  Total................................................         7.31 CENT      7.56 CENT     (0.25)CENT     (3.3)
                                                                ----           ----          -----         -----
                                                                ----           ----          -----         -----

All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 1.3% quarter over quarter. Significant period to period variances were as follows:

Aircraft fuel cost, including taxes and oil ("Aircraft Fuel Cost") per ASM decreased in first quarter 1998 over first quarter 1997 by 0.24 CENTS or 15.2%. The Company incurred $3.0 million or 13.8% less in Aircraft Fuel Cost in first quarter 1998 compared to first quarter 1997. The average cost of aircraft fuel per gallon, excluding taxes, decreased by 12.4 CENTS or 16.3% in first quarter 1998 compared to first quarter 1997. The Company also consumed approximately 477,000 or 1.8% less gallons of aircraft fuel during the period.

Maintenance materials and repairs per ASM increased by 0.16 CENTS or 11.9%. Quarter over quarter the Company incurred approximately $2.6 million or 13.8% in additional maintenance expense due to (i) $1.5 million more in DC-9 airframe and engine repairs and (2) $1.2 million more in DC-10 maintenance expense, the result of increases in DC-10 hours flown and the monthly maintenance rates charged by American Airlines, Inc. in first quarter 1998 versus first quarter 1997.

Rentals and landing fees per ASM decreased by 0.13 CENTS or 19.7%. Commencing September 1, 1997, a two year moratorium was placed on landing fees at all airports in the State of Hawaii. As a result, the Company incurred approximately $1.5 million less landing fees in first quarter 1998 than in first quarter 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash and liquid short-term investment securities on hand at March 31, 1998 of $29.1 million, internally generated funds and a credit facility with total availability of $11.8 million as of March 31, 1998 with aggregate term loans and letters of credit outstanding in the amounts of $5.2 million and $100,000, respectively. The Company will continue to consider various borrowing or leasing options to supplement its cash requirements.

Cash and cash equivalents for the three month period ending March 31, 1998 increased by $9.4 million. Operating activities for first quarter 1998 provided $14.3 million in cash and cash equivalents, primarily due to increased ticket sales and stronger advanced bookings currently anticipated for the second and third quarters of 1998. In first quarter 1998, the Company expended $4.1 million of its $22.2 million in planned capital expenditures for 1998. Capitalized portions of scheduled DC-9 checks and continued investments in improved software, related hardware and implementation costs represent a majority of these first quarter 1998 capital expenditures.

                       DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 1998, the Company utilized crude oil forward contracts to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. The Company employs a strategy whereby crude oil contracts are used to cover up to 45% of the Company's anticipated aircraft fuel needs on a rolling twelve month basis.

At March 31, 1998, the Company had petroleum forward contracts to purchase 165,000 barrels of crude oil in the aggregate amount of $3.1 million through August 1998. These forward contracts represented approximately 8% of the Company's anticipated 1998 aircraft fuel needs.

                        INFORMATION TECHNOLOGY SYSTEMS

The Company is currently in the process of bringing a number of major information technology systems on line for strategic purposes as well as to address issues associated with the year 2000. These information technology projects are designed to either replace or enhance existing systems, including local and wide area networks, yield management, revenue and financial accounting, human resources and payroll. Implementation of these systems is scheduled for completion by end of 1998 to mid-1999, with external costs expected to cost approximately $10 to $11 million in total.

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

Along with the identification of information systems vulnerable to year 2000 issues, the Company is also conducting an exhaustive review of its hardware and related systems to assess and mitigate any potential year 2000 risk. Toward this end, the Company has adopted a strategy of partnerships with industry and trade associations which will minimize duplication and overlap.

The Company is developing a project framework based on best practices currently being used by other industry and government entities. While the ultimate cost of year 2000 compliance is unknown at this time, the Company believes it will avoid substantial costs through its replacement of major information systems.

Management believes that, as a result of the actions described above, the year 2000 matter will not have a material impact upon the Company. However, because of the variables associated with the problem, it cannot now estimate the total commitment required to address all year 2000 issues or assure that they will not adversely affect the Company in some manner or form.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

               No material developments in matters previously reported or reportable events arising in the three months ended March 31, 1998 were noted.

ITEM 2.   CHANGES IN SECURITIES.

               None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

               None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

ITEM 5.   OTHER INFORMATION.

               None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

            Exhibit 27     Financial Data Schedule.

          (b)  Reports on Form 8-K.

            None.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HAWAIIAN AIRLINES, INC.



May 15, 1998                      By /s/ John L. Garibaldi
                                     ------------------------
                                     John L. Garibaldi
                                     Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)