Form 10-Q
period 1998-06-30
HAWAIIAN AIRLINES INC/HI
filed 1998-08-13
CIK 46205

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1998


                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _____ to ______

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

As of August 1, 1998, 40,691,047 shares of Common Stock were outstanding.

                            PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Hawaiian Airlines, Inc.
Condensed Balance Sheets (in thousands) (Unaudited)

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        1998          1997
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents....................................................     $ 31,969    $ 15,713
     Investment securities........................................................        1,000       4,003
     Accounts receivable, net.....................................................       28,305      31,387
     Inventories, net.............................................................        9,472       9,350
     Assets held for sale.........................................................        1,344       1,344
     Prepaid expenses.............................................................        3,012       4,344
                                                                                       --------    --------
          TOTAL CURRENT ASSETS....................................................       75,102      66,141
                                                                                       --------    --------
Property and equipment, less accumulated depreciation and
     amortization of $21,311 and $17,165 in 1998 and 1997, respectively...........       68,413      66,243
Assets held for sale..............................................................        3,194       3,970
Other assets......................................................................        8,203       6,920
Reorganization value in excess of amounts
     allocable to identifiable assets, net (Excess Reorganization Value)..........       53,976      57,550
                                                                                       --------    --------
          TOTAL ASSETS............................................................     $208,888    $200,824
                                                                                       --------    --------
                                                                                       --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt............................................     $  2,294    $  2,260
     Current portion of capital lease obligations.................................        4,440       4,244
     Accounts payable.............................................................       27,026      27,587
     Air traffic liability........................................................       28,387      21,169
     Accrued liabilities..........................................................       15,954      14,934
                                                                                       --------    --------
          TOTAL CURRENT LIABILITIES...............................................       78,101      70,194
                                                                                       --------    --------
Long-Term Debt....................................................................        3,634       3,991
Capital Lease Obligations.........................................................        8,309      10,580
Other Liabilities and Deferred Credits............................................       30,068      29,186

SHAREHOLDERS' EQUITY:
     Common and Special Preferred Stock...........................................          409         409
     Capital in excess of par value...............................................       99,301      99,237
     Warrants.....................................................................        3,153       3,153
     Notes receivable from Common Stock sales.....................................       (1,714)     (1,714)
     Accumulated deficit..........................................................      (12,373)    (14,212)
     Accumulated other comprehensive income (loss)................................         -           -
                                                                                       --------    --------
SHAREHOLDERS' EQUITY..............................................................       88,776      86,873
                                                                                       --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................     $208,888    $200,824
                                                                                       --------    --------
                                                                                       --------    --------

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                            JUNE 30,                 JUNE 30,
                                                                    ---------------------------------------------------
                                                                        1998        1997         1998         1997
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
     Passenger.................................................      $ 91,086     $ 84,501     $173,294     $165,516
     Charter...................................................         8,670        9,932       18,103       20,669
     Cargo.....................................................         5,657        5,472       10,829       10,548
     Other.....................................................         3,590        3,955        7,023        6,893
                                                                     --------     --------     --------     --------
          TOTAL................................................       109,003      103,860      209,249      203,626
                                                                     --------     --------     --------     --------
OPERATING EXPENSES:
     Wages and benefits........................................        29,379       28,059       58,926       57,589
     Aircraft fuel, including taxes and oil....................        17,047       19,287       35,851       41,091
     Maintenance materials and repairs.........................        20,997       19,580       42,179       38,187
     Rentals and landing fees..................................         7,314        8,670       14,659       17,730
     Sales commissions.........................................         2,971        3,553        6,138        6,923
     Depreciation and amortization.............................         3,394        2,662        6,125        5,264
     Other.....................................................        21,837       20,050       41,226       39,347
                                                                     --------     --------     --------     --------
          TOTAL................................................       102,939      101,861      205,104      206,131
                                                                     --------     --------     --------     --------
OPERATING INCOME (LOSS)........................................         6,064        1,999        4,145       (2,505)
                                                                     --------     --------     --------     --------
NONOPERATING INCOME (EXPENSE):
     Interest expense, net.....................................           (39)        (128)        (361)        (179)
     Loss on disposition of equipment..........................           (46)          -           (59)          -
     Other, net................................................           (99)        (345)         (47)        (585)
                                                                     --------     --------     --------     --------
          TOTAL................................................          (184)        (473)        (467)        (764)
                                                                     --------     --------     --------     --------
INCOME (LOSS) BEFORE INCOME TAXES..............................         5,880        1,526        3,678       (3,269)

INCOME TAX BENEFIT (PROVISION).................................        (2,939)        (323)      (1,839)       2,075
                                                                     --------     --------     --------     --------
NET INCOME (LOSS)..............................................         2,941        1,203        1,839       (1,194)

OTHER COMPREHENSIVE INCOME (LOSS)..............................            -            -            -            -
                                                                     --------     --------     --------     --------
COMPREHENSIVE INCOME (LOSS)....................................      $  2,941     $  1,203     $  1,839     $ (1,194)
                                                                     --------     --------     --------     --------
                                                                     --------     --------     --------     --------
NET INCOME (LOSS) PER COMMON STOCK SHARE:
     Basic.....................................................      $   0.07     $   0.03     $   0.04     $  (0.03)
                                                                     --------     --------     --------     --------
                                                                     --------     --------     --------     --------
     Diluted...................................................      $   0.07     $   0.03     $   0.04     $  (0.03)
                                                                     --------     --------     --------     --------
                                                                     --------     --------     --------     --------
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     SHARES OUTSTANDING:
     Basic.....................................................        40,898       40,300       40,885       40,066
                                                                     --------     --------     --------     --------
                                                                     --------     --------     --------     --------
     Diluted...................................................        42,178       41,555       42,246       40,066
                                                                     --------     --------     --------     --------
                                                                     --------     --------     --------     --------

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                               --------      --------
                                                                                1998           1997
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...................................................       $ 1,839      $(1,194)
     Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
          Depreciation and amortization..................................         6,125        5,264
          Net periodic postretirement benefit cost.......................           669          642
          Loss on disposition of equipment...............................            59           -
          Decrease (increase) in accounts receivable.....................         3,082       (3,472)
          Increase in inventories........................................          (122)      (2,322)
          Decrease in prepaid expenses...................................         1,332        1,615
          Increase (decrease) in accounts payable........................          (561)         185
          Increase in air traffic liability..............................         7,218        5,147
          Increase (decrease) in accrued liabilities.....................         1,020         (770)
          Other, net.....................................................           945       (2,203)
                                                                                -------      -------
               NET CASH PROVIDED BY OPERATING ACTIVITIES.................        21,606        2,892
                                                                                -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of investment securities.......................................         3,001           -
     Purchase of property and equipment..................................        (6,850)      (5,757)
     Net proceeds from disposition of equipment..........................           742          716
                                                                                -------      -------
               NET CASH USED IN INVESTING ACTIVITIES.....................        (3,107)      (5,041)
                                                                                -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock..............................            64        1,959
     Issuance of long-term debt..........................................           425          489
     Repayment of long-term debt.........................................          (657)      (1,151)
     Repayment of capital lease obligations..............................        (2,075)      (2,767)
                                                                                -------      -------
               NET CASH USED IN FINANCING ACTIVITIES.....................        (2,243)      (1,470)
                                                                                -------      -------
               NET INCREASE (DECREASE) IN CASH AND CASH
                    EQUIVALENTS..........................................        16,256       (3,619)

Cash and cash equivalents - Beginning of Period..........................        15,713       37,237
                                                                                -------      -------
CASH AND CASH EQUIVALENTS - END OF PERIOD................................       $31,969      $33,618
                                                                                -------      -------
                                                                                -------      -------

HAWAIIAN AIRLINES, INC.
Statistical Data (in thousands, except as otherwise indicated) (Unaudited)

                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                            ------------------------------  ---------------------------------
                                                                1998            1997            1998            1997
-----------------------------------------------------------------------------------------------------------------------------
SCHEDULED OPERATIONS:
     Revenue passengers flown.......................            1,268           1,258            2,453            2,484
     Revenue passenger miles ("RPM")................          960,980         947,851        1,755,629        1,738,807
     Available seat miles ("ASM")...................        1,227,900       1,183,988        2,431,395        2,350,001
     Passenger load factor..........................            78.3%            80.1%            72.2%            74.0%
     Passenger revenue per passenger mile ("Yield").              9.5 CENTS       8.9 CENTS        9.9 CENTS        9.5 CENTS
     Cargo and mail ton miles.......................           16,731          17,543           31,673           33,056

OVERSEAS CHARTER OPERATIONS:
     Revenue passengers flown.......................               60              71              127              141
     RPM............................................          165,729         188,418          349,106          376,536
     ASM............................................          176,470         201,496          371,239          416,120

TOTAL OPERATIONS:
     Revenue passengers flown.......................            1,328           1,329            2,580            2,625
     RPM............................................        1,126,709       1,136,269        2,104,735        2,115,343
     ASM............................................        1,404,370       1,385,484        2,802,634        2,766,121
     Cargo and mail ton miles.......................           16,731          17,543           31,673           33,056



HAWAIIAN AIRLINES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and statements of cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") as of June 30, 1998 and December 31, 1997. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1997, which are incorporated herein by reference.

Certain reclassifications have been made to conform prior year's data to current year's presentation.

2.   INCOME TAXES

The Company's reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly different than the current United States ("U.S.") corporate statutory rate of 35.0%. The Company presently expects that its full year 1998 results will require a provision for income taxes. For second quarter 1998 and for the six month period ended June 30, 1998, estimated interperiod tax provisions of $2.9 million and $1.8 million, respectively, have been reflected in the accompanying condensed statements of operations.

3.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS requires reclassification of financial statements for earlier periods provided for comparative purposes.

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employer's Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 addresses disclosure only and does not change any of the measurement or recognition provisions provided for in

SFAS Nos. 87, 88 or 106. SFAS No. 132 requires restatement of comparative information presented for earlier periods.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee (the "AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and the post-implementation/operations stage, as defined, in an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998.

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities" which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998.

Provisions of SFAS No. 130, 131 and 132 are effective for fiscal years or periods beginning after December 15, 1997. Adoption of the provisions of SFAS No. 130, 131 and 132 by the Company as of January 1, 1998 did not have a material impact on the Company's previously reported financial information. Further, management does not expect the adoption of SFAS No. 133, SOP 98-1 or SOP 98-5 to have a material impact on the Company's results of operations or reported financial information.


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

                            SEGMENT INFORMATION

Due to the centralization of the Company's operations in the State of Hawaii and the interdependence of its routes, management considers its operations to be one industry segment. Refer to the discussion below for those certain operating revenue products which constitute the segment.

                           RESULTS OF OPERATIONS

In second quarter 1998, the Company generated operating and net income of $6.1 million and $2.9 million, respectively. This represented a $4.1 million and $1.7 million increase from second quarter 1997 operating and net income of $2.0 million and $1.2 million, respectively.

Period over period, for the six months ended June 30, 1998, the Company improved operating and net income by $6.7 million and $3.0 million, respectively. Operating and net income for the six months ended June 30, 1998 totaled $4.1 million and $1.8 million, respectively.

In second quarter 1998 and for the six month period ended June 30, 1998, the Company has increased its operating revenues, primarily in passenger service. In the aggregate, operating expenses have also either been stable or remained flat.

THREE MONTH PERIOD ENDED JUNE 30, 1998

The following table compares second quarter 1998 operating passenger revenues and statistics to those in second quarter 1997, in thousands, except as otherwise indicated:


                                             Three Months Ended
                                                  June 30,
                                        -------------------------        Increase
                                            1998          1997           (Decrease)         %
                                        -----------    ----------       ------------------------
Interisland:
     Passenger revenues...............     $ 35,333       $ 31,704          $  3,629          11.4
     Revenue passengers flown.........          929            918                11           1.2
     RPM..............................      123,454        122,383             1,071           0.9
     ASM..............................      217,000        216,657               343           0.2
     Passenger load factor............         56.9%          56.5%              0.4           0.7
     Yield............................         28.6 CENTS     25.9 CENTS         2.7 CENTS    10.4

Transpacific ("Transpac"):
     Passenger revenues...............     $ 51,149       $ 48,124          $  3,025           6.3
     Revenue passengers flown.........          324            325                (1)         (0.3)
     RPM..............................      797,015        785,363            11,652           1.5
     ASM..............................      946,357        904,403            41,954           4.6
     Passenger load factor............         84.2%          86.8%             (2.6)         (3.0)
     Yield............................          6.4 CENTS      6.1 CENTS         0.3 CENTS     4.9

SouthPacific ("Southpac"):
     Passenger revenues...............     $  4,604       $  4,673          $    (69)         (1.5)
     Revenue passengers flown.........           15             15                -             -
     RPM..............................       40,511         40,105               406           1.0
     ASM..............................       64,543         62,928             1,615           2.6
     Passenger load factor............         62.8%          63.7%             (0.9)         (1.4)
     Yield............................         11.4 CENTS     11.7 CENTS        (0.3) CENTS   (2.6)

Overseas Charter:
     Charter revenues.................     $  8,670       $  9,932          $ (1,262)        (12.7)
     Revenue passengers flown.........           60             71               (11)        (15.5)
     RPM..............................      165,729        188,418           (22,689)        (12.0)
     ASM..............................      176,470        201,496           (25,026)        (12.4)


Significant quarter to quarter variances were as follows:

Passenger revenues totaled $91.1 million during second quarter 1998, an increase of $6.6 million or 7.8% over second quarter 1997 passenger revenues of $84.5 million. The Company experienced quarter over quarter increases of $3.6 million and $3.0 million in its Interisland and Transpac passenger revenues, respectively. Both increases were primarily driven by higher yields resulting from general price increases initiated by the Company in both the Interisland and Transpac markets.

Overseas charter revenues totaled $8.7 million in second quarter 1998, a decrease of $1.2 million or 12.7% from second quarter 1997 overseas charter revenues of $9.9 million. The decrease is principally associated with (i) the Company flying, on average, six charters per week to Las Vegas in second quarter 1998 versus eight per week in second quarter 1997 and (ii) general decreases quarter over quarter in prices charged for both its Las Vegas and Anchorage charter flights.

The following table compares operating expenses per ASM for second quarter 1998 with second quarter 1997 by major category:

                                                       Three Months Ended
                                                            June 30,
                                                       -------------------------      Increase
                                                       1998           1997           (Decrease)     %
                                                       -------------------------    -------------------
Wages and benefits...................................  2.09 CENTS     2.03 CENTS     0.06 CENTS     3.0
Aircraft fuel, including taxes and oil...............  1.21           1.39          (0.18)        (12.9)
Maintenance materials and repairs....................  1.50           1.41           0.09           6.4
Rentals and landing fees.............................  0.52           0.63          (0.11)        (17.5)
Sales commissions....................................  0.21           0.26          (0.05)        (19.2)
Depreciation and amortization........................  0.24           0.19           0.05          26.3
Other................................................  1.55           1.45           0.10           6.9
                                                       ----------     ----------    ------------   -----
          Total......................................  7.32 CENTS     7.36 CENTS    (0.04) CENTS   (0.5)
                                                       ----------     ----------    ------------   -----
                                                       ----------     ----------    ------------   -----

All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 1.4% quarter over quarter. Significant period to period variances were as follows:

Wages and benefits per ASM increased by 0.06 CENTS or 3.0%. Quarter over quarter, wages and benefits increased by approximately $1.3 million or 4.7%. Second quarter 1997 benefits were adjusted by $750,000 due to favorable experience in the Company's workers compensation and postretirement service costs. No such adjustments were recorded in second quarter 1998.

Aircraft fuel cost, including taxes and oil ("Aircraft Fuel Cost") per ASM decreased in second quarter 1998 over second quarter 1997 by 0.18 CENTS or 12.9%. The Company incurred $2.2 million or 11.6% less in Aircraft Fuel Cost in second quarter 1998, principally due to the average cost of aircraft fuel per gallon, excluding taxes, decreasing by 8.7 CENTS or 13.3% quarter over quarter.

Maintenance materials and repairs per ASM increased by 0.09 CENTS or 6.4%. Quarter over quarter the Company incurred approximately $1.4 million or 7.2% in additional maintenance expense due to (i) $738,000 more in DC-9 airframe and engine repairs and (ii) $618,000 more in DC-10 maintenance expense, chiefly due to an increase in the monthly maintenance rates charged by American Airlines, Inc. in second quarter 1998 versus second quarter 1997.

Rentals and landing fees per ASM decreased by 0.11 CENTS or 17.5%. Commencing September 1, 1997, a two-year moratorium was placed on landing fees at all airports in the State of Hawaii. The Governor of the State of Hawaii has reserved the right, however to reinstate the landing fee charges before the two-year period ends. Under the current moratorium, the Company incurred approximately $1.5 million less for landing fees in second quarter 1998 than in second quarter 1997.

Sales commissions decreased by 0.05 CENTS or 19.2%. Sales commissions decreased by $583,000 or 16.4% in second quarter 1998, principally due to the Company selling a greater portion of non-commissionable tickets quarter over quarter.

Depreciation and amortization increased by 0.05 CENTS or 26.3%. The Company incurred approximately $374,000 and $295,000 of additional DC-9 overhaul and ground equipment depreciation and amortization, respectively, in second quarter 1998.

Other operating expenses per ASM increased by 0.10 CENTS or 6.9%. The Company incurred approximately $1.8 million or 8.9% of additional other operating expenses in second quarter 1998. The increase primarily represents an aggregation of $1.7 million of additional advertising and promotion, professional and computer services, credit card processing, loss and damage and inflight media expenses over second quarter 1997.

SIX MONTH PERIOD ENDED JUNE 30, 1998

The following table compares operating passenger revenues and statistics for the six month periods ended June 30, 1998 and 1997, in thousands, except as otherwise indicated:

                                             Six Months Ended
                                                  June 30,
                                       ---------------------------        Increase
                                           1998           1997           (Decrease)          %
                                       -----------     -----------       ------------------------
Interisland:
     Passenger revenues............     $  69,666       $   66,235        $  3,431           5.2
     Revenue passengers flown......         1,840            1,869             (29)         (1.6)
     RPM...........................       244,736          248,762          (4,026)         (1.6)
     ASM...........................       425,651          433,915          (8,264)         (1.9)
     Passenger load factor.........          57.5%            57.3%            0.2           0.3
     Yield.........................          28.5 CENTS       26.6 CENTS       1.9 CENTS     7.1

Transpac:
     Passenger revenues............     $  95,245       $   90,439        $  4,806           5.3
     Revenue passengers flown......           586              588              (2)         (0.3)
     RPM...........................     1,438,414        1,417,086          21,328           1.5
     ASM...........................     1,878,246        1,791,868          86,378           4.8
     Passenger load factor.........          76.6%            79.1%           (2.5)         (3.2)
     Yield.........................           6.6 CENTS        6.4 CENTS       0.2 CENTS     3.1

Southpac:
     Passenger revenues............      $  8,383       $    8,842        $   (459)         (5.2)
     Revenue passengers flown......            27               27              -             -
     RPM...........................        72,479           72,959            (480)         (0.7)
     ASM...........................       127,498          124,218           3,280           2.6
     Passenger load factor.........          56.8%            58.7%           (1.9)         (3.2)
     Yield.........................          11.6 CENTS       12.1 CENTS      (0.5) CENTS   (4.1)

Overseas Charter:
     Charter revenues..............     $  18,103       $   20,669        $ (2,566)        (12.4)
     Revenue passengers flown......           127              141             (14)         (9.9)
     RPM...........................       349,106          376,536         (27,430)         (7.3)
     ASM...........................       371,239          416,120         (44,881)        (10.8)

Significant period to period variances were as follows:

Passenger revenues totaled $173.3 million during the six month period ended June 30, 1998, an increase of $7.8 million or 4.7% over passenger revenues of $165.5 million for the six month period ended June 30, 1997. As indicated above, the Company experienced period over period increases of $3.4 million and $4.8 million in its Interisland and Transpac passenger revenues, respectively, primarily due to higher yields in both the Interisland and Transpac markets.

Overseas charter revenues totaled $18.1 million in the six month period ended June 30, 1998, representing a decrease of $2.6 million or 12.4% from the six month period ended June 30, 1997. Again, the decrease is associated with the Company flying fewer charters per week to Las Vegas in the six month period ended June 30, 1998 versus the six month period ended June 30, 1997 and general price decreases period over period for its Las Vegas and Anchorage charter flights.

The following table compares operating expenses per ASM by major category for the six month periods ended June 30, 1998 and 1997:

                                                    Six Months Ended
                                                        June 30,
                                                --------------------------    Increase
                                                 1998           1997          (Decrease)      %
                                                --------------------------     --------------------
Wages and benefits...........................    2.10 CENTS     2.08 CENTS     0.02 CENTS     1.0
Aircraft fuel, including taxes and oil.......    1.28           1.49          (0.21)        (14.1)
Maintenance materials and repairs............    1.50           1.38           0.12           8.7
Rentals and landing fees.....................    0.52           0.64          (0.12)        (18.8)
Sales commissions............................    0.22           0.25          (0.03)        (12.0)
Depreciation and amortization................    0.22           0.19           0.03          15.8
Other........................................    1.47           1.42           0.05           3.5
                                                 ----------     ----------    ------------  ------
          Total..............................    7.31 CENTS     7.45 CENTS    (0.14) CENTS   (1.9)
                                                 ----------     ----------    ------------  ------
                                                 ----------     ----------    ------------  ------

All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 1.3% period over period. For the six month period ended June 30, 1998, variances for wages and benefits, sales commissions, depreciation and amortization and other operating expenses per ASM were primarily due to the effects of the respective second quarter variances described earlier. Other significant period to period variances were as follows:

Aircraft Fuel Cost per ASM decreased in the six month period ended June 30, 1998 over the six month period ended June 30, 1997 by 0.21 CENTS or 14.1%. Approximately $5.3 million or 12.8% less Aircraft Fuel Cost was incurred by the Company in the six month period ended June 30, 1998 compared to the six month period ended June 30, 1997. Period over period, average cost of aircraft fuel per gallon, excluding taxes, decreased by 10.5CENTS or 14.9%.

Maintenance materials and repairs per ASM increased by 0.12 CENTS or 8.7%. In 1998, the Company incurred approximately $4.0 million or 10.5% in additional maintenance expense as compared to the same period in 1997 due to (i) $2.2 million more in DC-9 airframe and engine repairs and (ii) $1.8 million more in DC-10 maintenance expense, the result of increased monthly maintenance rates as described above and increased DC-10 flight hours flown in the first three months of 1998.

Rentals and landing fees per ASM decreased by 0.12 CENTS or 18.8%. As discussed previously, the Company incurred approximately $3.0 million less in landing fees in the six month period ended June 30, 1998 than in the six month period ended June 30, 1997 as a result of the two-year moratorium placed on landing fees at all airports in the State of Hawaii commencing September 1, 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash and liquid short-term investment securities on hand on June 30, 1998 of $33.0 million, internally generated funds and a credit facility with total availability of $11.4 million as of June 30, 1998 with aggregate term loans and letters of credit outstanding in the amounts of $5.2 million and $100,000, respectively. The Company will continue to consider various borrowing or leasing options to supplement its cash requirements.

Cash and cash equivalents for the six month period ending June 30, 1998 increased by $16.3 million. Operating activities for the six month period ended June 30, 1998 provided $21.6 million in cash and cash equivalents. Operating activities reflect the combined effects of (i) a $7.2 million increase in air traffic liability, the result of advance bookings and ticket sales for historically peak third quarter passenger traffic and (ii) miscellaneous changes in other operating accounts due to timing and receipt of payments. For the six month period ended June 30, 1998, the Company expended $6.9 million of its $22.2 million in planned capital expenditures for 1998. Capitalized portions of scheduled DC-9 checks and overhauls and continued investments in improved software, related hardware and implementation costs represent a majority of these capital expenditures.

                    DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 1998, the Company utilized crude oil forward contracts to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. The Company employs a strategy whereby crude oil contracts are used to cover up to 45% of the Company's anticipated aircraft fuel needs on a rolling twelve month basis.

At June 30, 1998, the Company had petroleum forward contracts to purchase 165,000 barrels of crude oil in the aggregate amount of $2.7 million through November 1998. These forward contracts represented approximately 8% of the Company's anticipated 1998 aircraft fuel needs. At June 30, 1998, the estimated fair value and carrying value of these outstanding contracts was a net receivable of $442,000. Included as a component of Aircraft Fuel Cost are net realized and unrealized losses on such contracts amounting to $463,000 and $1.3 million for the three and six month periods ended June 30, 1998.

                   INFORMATION TECHNOLOGY SYSTEMS

The Company is currently in the process of bringing a number of major information technology systems on line for strategic purposes as well as to address issues associated with the year 2000. These information technology projects are designed to either replace or enhance existing systems, including local and wide area networks, yield management, revenue and financial accounting, human resources and payroll. Implementation of these systems is scheduled for completion by end of 1998 to mid-1999, with external costs expected to approximate $10 to $11 million in total.

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

Along with the identification of information systems vulnerable to year 2000 issues, the Company is also conducting an exhaustive review of its hardware and related systems to assess and mitigate any potential year 2000 risk. Toward this end, the Company has adopted a strategy of partnerships with industry and trade associations, which will minimize duplication and overlap.

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

                         PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          No material developments in matters previously reported or reportable events arising in the three or six months ended June 30, 1998 were noted.

ITEM 2.   CHANGES IN SECURITIES.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          To be considered for inclusion in the Company's 1999 proxy material, shareholder proposals to be considered for presentation at the 1999 Annual Meeting of Shareholders must be received by the Corporate Secretary of the Company at its principal offices at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819 on or before January 22, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

              Exhibit 27 Financial Data Schedule.

          (b) Reports on Form 8-K.

              Current Report on Form 8-K dated May 21, 1998 (date of event May 21, 1998) reporting Item 5, "Other Events" and Item 7, "Financial Statements, Proforma Financial Information and Exhibits."

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HAWAIIAN AIRLINES, INC.

August 13, 1998                              By   /s/ JOHN L. GARIBALDI
                                                  ----------------------------
                                                  John L. Garibaldi
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)