Form 10-Q
period 1998-09-30
HAWAIIAN AIRLINES INC/HI
filed 1998-11-12
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998


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

As of November 1, 1998, 40,932,335 shares of Common Stock shares were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)


                                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                                      1998                 1997
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..............................................  $       34,932        $       15,713
    Investment securities ..................................................               -                 4,003
    Accounts receivable, net ...............................................          32,535                31,387
    Inventories, net .......................................................           9,282                 9,350
    Assets held for sale ...................................................           1,345                 1,344
    Prepaid expenses .......................................................           1,802                 4,344
                                                                              ---------------       ---------------
       TOTAL CURRENT ASSETS ................................................          79,896                66,141
                                                                              ---------------       ---------------

Property and equipment, less accumulated depreciation and
    amortization of $23,543 and $17,165 in 1998 and 1997, respectively .....          68,319                66,243
Assets held for sale .......................................................           2,982                 3,970
Other assets ...............................................................           7,305                 6,920
Reorganization value in excess of amounts
    allocable to identifiable assets, net ("Excess Reorganization Value") ..          47,961                57,550
                                                                              ---------------       ---------------

       TOTAL ASSETS ........................................................  $      206,463        $      200,824
                                                                              ---------------       ---------------
                                                                              ---------------       ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt ......................................  $        2,191        $        2,260
    Current portion of capital lease obligations ...........................           4,531                 4,244
    Accounts payable .......................................................          27,267                27,587
    Air traffic liability ..................................................          22,114                21,169
    Accrued liabilities ....................................................          15,417                14,934
                                                                              ---------------       ---------------
       TOTAL CURRENT LIABILITIES ...........................................          71,520                70,194
                                                                              ---------------       ---------------

Long-Term Debt .............................................................           3,542                 3,991
Capital Lease Obligations ..................................................           7,147                10,580
Other Liabilities and Deferred Credits .....................................          29,192                29,186

SHAREHOLDERS' EQUITY:
    Common and Special Preferred Stock .....................................             409                   409
    Capital in excess of par value .........................................          99,314                99,237
    Warrants ...............................................................           3,153                 3,153
    Notes receivable from Common Stock sales ...............................          (1,581)               (1,714)
    Accumulated deficit ....................................................          (6,233)              (14,212)
    Accumulated other comprehensive income (loss) ..........................               -                     -
                                                                              ---------------       ---------------

       TOTAL SHAREHOLDERS' EQUITY ..........................................          95,062                86,873
                                                                              ---------------       ---------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................  $      206,463        $      200,824
                                                                              ---------------       ---------------
                                                                              ---------------       ---------------


See accompanying notes to condensed financial statements.

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF INCOME (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                               ------------------------------------------------------
                                                  1998          1997           1998           1997
-----------------------------------------------------------------------------------------------------
OPERATING REVENUES:
    Passenger ............................     $  97,358      $  88,799      $ 270,652      $ 254,316
    Charter ..............................         8,416          8,054         26,519         28,723
    Cargo ................................         5,686          5,014         16,514         15,563
    Other ................................         4,072          3,490         11,096         10,383
                                               ---------      ---------      ---------      ---------
            TOTAL ........................       115,532        105,357        324,781        308,985
                                               ---------      ---------      ---------      ---------

OPERATING EXPENSES:
    Wages and benefits ...................        31,486         28,589         90,412         86,179
    Aircraft fuel, including taxes and oil        15,138         18,166         50,989         59,257
    Maintenance materials and repairs ....        20,546         19,912         62,725         58,099
    Rentals and landing fees .............         8,357          8,125         23,016         25,856
    Sales commissions ....................         2,574          3,469          8,712         10,392
    Depreciation and amortization ........         3,317          2,584          9,442          7,848
    Other ................................        22,604         19,259         63,824         58,606
                                               ---------      ---------      ---------      ---------
            TOTAL ........................       104,022        100,104        309,120        306,237
                                               ---------      ---------      ---------      ---------

OPERATING INCOME .........................        11,510          5,253         15,661          2,748
                                               ---------      ---------      ---------      ---------

NONOPERATING EXPENSE:
    Interest expense, net ................           (31)           (61)          (392)          (240)
    Loss on disposition of equipment .....           (83)           (53)          (142)           (53)
    Other, net ...........................           (31)          (231)           (78)          (816)
                                               ---------      ---------      ---------      ---------
            TOTAL ........................          (145)          (345)          (612)        (1,109)
                                               ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES ...............        11,365          4,908         15,049          1,639

INCOME TAX PROVISION .....................        (5,231)        (3,469)        (7,070)        (1,394)
                                               ---------      ---------      ---------      ---------

NET INCOME ...............................         6,134          1,439          7,979            245

OTHER COMPREHENSIVE INCOME ...............             -              -              -              -
                                               ---------      ---------      ---------      ---------

COMPREHENSIVE INCOME .....................     $   6,134      $   1,439      $   7,979      $     245
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------

NET INCOME PER COMMON STOCK SHARE:
    Basic ................................     $    0.15      $    0.04      $    0.20      $    0.01
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------
    Diluted ..............................     $    0.15      $    0.03      $    0.19      $    0.01
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
    SHARES OUTSTANDING:
    Basic ................................        40,932         40,454         40,906         40,197
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------
    Diluted ..............................        42,045         41,436         42,182         41,436
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------


See accompanying notes to condensed financial statements.

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                        --------------------------
                                                          1998          1997
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................... $  7,979      $    245
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization ...................    9,442         7,848
      Net periodic postretirement benefit cost ........    1,071           963
      Loss on disposition of equipment ................      142            53
      Income tax provision recognized as a reduction to
        Excess Reorganization Value ...................    7,070         1,289
      Increase in accounts receivable .................   (1,148)       (7,471)
      Decrease (increase) in inventories ..............       68        (2,297)
      Decrease (increase) in prepaid expenses .........    2,542          (331)
      Decrease in accounts payable ....................     (320)          (36)
      Increase in air traffic liability ...............      945         6,860
      Increase in accrued liabilities .................      483         3,795
      Other, net ......................................   (1,273)         (875)
                                                        --------      --------

         NET CASH PROVIDED BY OPERATING ACTIVITIES ....   27,001        10,043
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of investment securities ......................    4,001             -
   Purchase of property and equipment .................   (9,291)      (11,499)
   Net proceeds from disposition of equipment .........      871           985
                                                        --------      --------

         NET CASH USED IN INVESTING ACTIVITIES ........   (4,419)      (10,514)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock .............       77         2,013
   Proceeds on notes receivable from Common Stock sales      133             -
   Proceeds from issuance of long-term debt ...........      563           651
   Repayment of long-term debt ........................     (990)       (2,807)
   Repayment of capital lease obligations .............   (3,146)       (3,851)
                                                        --------      --------

         NET CASH USED IN FINANCING ACTIVITIES ........   (3,363)       (3,994)
                                                        --------      --------

         NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS ...............................   19,219        (4,465)

Cash and cash equivalents - Beginning of Period .......   15,713        37,237
                                                        --------      --------

CASH AND CASH EQUIVALENTS - END OF PERIOD ............. $ 34,932      $ 32,772
                                                        --------      --------
                                                        --------      --------


See accompanying notes to condensed financial statements.

HAWAIIAN AIRLINES, INC.
STATISTICAL DATA (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (UNAUDITED)


                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ------------------------      ------------------------
                                                           1998          1997           1998            1997
--------------------------------------------------------------------------------      ------------------------
SCHEDULED OPERATIONS:
     Revenue passengers flown .....................         1,333          1,307          3,786          3,791
     Revenue passenger miles ("RPM") ..............       992,615        950,239      2,748,244      2,689,046
     Available seat miles ("ASM") .................     1,268,422      1,206,390      3,699,817      3,556,389
     Passenger load factor ........................          78.3%          78.8%          74.3%          75.6%
     Passenger revenue per passenger mile ("Yield")           9.8CENTS       9.3CENTS       9.8CENTS       9.5CENTS

OVERSEAS CHARTER OPERATIONS:
     Revenue passengers flown .....................            60             54            187            195
     RPM ..........................................       166,061        147,042        515,167        523,578
     ASM ..........................................       177,454        154,474        548,693        570,594

TOTAL OPERATIONS:
     Revenue passengers flown .....................         1,393          1,361          3,973          3,986
     RPM ..........................................     1,158,676      1,097,281      3,263,411      3,212,624
     ASM ..........................................     1,445,876      1,360,864      4,248,510      4,126,983

HAWAIIAN AIRLINES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and statements of cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") as of September 30, 1998 and December 31, 1997. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1997, which are incorporated herein by reference.

Certain reclassifications have been made to conform prior year's data to current year's presentation.

2.    INCOME TAXES

The Company's reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly different than the current United States ("U.S.") corporate statutory rate of 35.0%. The Company presently expects that its full year 1998 results will require a provision for income taxes. For third quarter 1998 and for the nine month period ended September 30, 1998, estimated interperiod tax provisions of $5.2 million and $7.1 million, respectively, have been reflected in the accompanying condensed statements of income.

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

In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee (the "AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and the post-implementation/operations stage, as defined, in an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998.

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998.

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

                              RESULTS OF OPERATIONS

In third quarter 1998, the Company generated operating and net income of $11.5 million and $6.1 million, respectively. This represented a $6.2 million and $4.7 million increase from third quarter 1997 operating and net income of $5.3 million and $1.4 million, respectively.

For the nine months ended September 30, 1998, the Company generated operating and net income of $15.7 million and $8.0 million, respectively, an improvement of $13.0 million and $7.8 million over operating and net income for the nine months ended September 30, 1997 of $2.7 million and $245,000, respectively.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

The following table compares third quarter 1998 operating passenger revenues and statistics to those in third quarter 1997, in thousands, except as otherwise indicated:


                                            Three Months Ended
                                               September 30,
      Operating Passenger                -------------------------         Increase
    Revenues and Statistics                1998             1997          (Decrease)           %
---------------------------------        -------------------------        ------------------------
Interisland:
    Passenger revenues ..........        $ 36,616         $ 33,897        $   2,719            8.0
    Revenue passengers flown ....             982              968               14            1.4
    RPM .........................         129,580          129,150              430            0.3
    ASM .........................         240,565          220,029           20,536            9.3
    Passenger load factor .......            53.9%            58.7%            (4.8)          (8.2)
    Yield .......................            28.3CENTS        26.2CENTS         2.1CENTS       8.0

Transpacific ("Transpac"):
    Passenger revenues ..........        $ 55,020         $ 48,989        $   6,031           12.3
    Revenue passengers flown ....             332              320               12            3.8
    RPM .........................         812,675          770,504           42,171            5.5
    ASM .........................         952,202          907,531           44,671            4.9
    Passenger load factor .......            85.3%            84.9%             0.4            0.5
    Yield .......................             6.8CENTS         6.4CENTS         0.4CENTS       6.3

South Pacific ("Southpac"):
    Passenger revenues ..........        $  5,722         $  5,913        $    (191)          (3.2)
    Revenue passengers flown ....              19               19                -              -
    RPM .........................          50,360           50,585             (225)          (0.4)
    ASM .........................          75,655           78,830           (3,175)          (4.0)
    Passenger load factor .......            66.6%            64.2%             2.4            3.7
    Yield .......................            11.4CENTS        11.7CENTS        (0.3)CENTS     (2.6)

Overseas Charter:
    Charter revenues ............        $  8,416         $  8,054        $     362            4.5
    Revenue passengers flown ....              60               54                6           11.1
    RPM .........................         166,061          147,042           19,019           12.9
    ASM .........................         177,454          154,474           22,980           14.9

Significant quarter to quarter variances were as follows:

Passenger revenues totaled $97.4 million during third quarter 1998, an increase of $8.6 million or 9.7% over third quarter 1997 passenger revenues of $88.8 million. The Company experienced quarter over quarter increases of $2.7 million and $6.0 million in its Interisland and Transpac passenger revenues, respectively. Both increases were primarily driven by higher yields resulting from (i) improved fare and inventory management through use of the Company's relatively new yield management system; (ii) general price increases initiated by the Company in both the Interisland and Transpac markets and (iii) competitive pricing actions, principally in the Transpac market, taken by the Company in third quarter 1997 to stimulate travel demand.

For approximately the first two-and-a-half weeks of September 1998, Northwest Airlines Corporation ("NWA Corp") and Northwest Airlines, Inc. ("Northwest"), the principal wholly-owned indirect subsidiary of NWA Corp, suspended its flying operations due to a labor contract dispute with its pilots. On average, Northwest service to the State of Hawaii consists of five and four daily round-trips between Hawaii and the mainland United States and Japan, respectively, which accounts for approximately 20,000 passengers per week. Affected Northwest passengers were accommodated on various carriers, including Hawaiian Airlines. Management is not able to fully estimate the effects of the Northwest pilots' strike on the Company. While the Company believes that it benefited in some form or manner from the strike, it is not believed to be material. Quarter over quarter, the Company billed Northwest approximately $487,000 or 14% more for interline passenger services.

The following table compares operating expenses per ASM for third quarter 1998 with third quarter 1997 by major category:


                                                Three Months Ended
                                                   September 30,
                                                ------------------      Increase
      Operating Expenses Per ASM                 1998        1997      (Decrease)       %
-----------------------------------------       ------------------     --------------------
Wages and benefits ......................        2.18CENTS   2.10CENTS    0.08CENTS     3.8
Aircraft fuel, including taxes and oil ..        1.05        1.33        (0.28)       (21.1)
Maintenance materials and repairs .......        1.42        1.46        (0.04)        (2.7)
Rentals and landing fees ................        0.58        0.60        (0.02)        (3.3)
Sales commissions .......................        0.18        0.25        (0.07)       (28.0)
Depreciation and amortization ...........        0.23        0.19         0.04         21.1
Other ...................................        1.56        1.42         0.14          9.9
                                                 ----        ----        ------       ------
          Total .........................        7.20CENTS   7.35CENTS   (0.15)CENTS   (2.0)
                                                 ----        ----        ------       ------
                                                 ----        ----        ------       ------

All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 6.2% quarter over quarter. Significant quarter to quarter variances were as follows:

Wages and benefits per ASM increased by 0.08 CENTS or 3.8%. Quarter over quarter, wages and benefits increased by approximately $2.9 million or 10.1%. A majority of the increase is attributable to $2.5 million of additional wages and benefits from increased flying operations and estimated accruals for the Company's profit sharing program.

Aircraft fuel cost, including taxes and oil ("Aircraft Fuel Cost") per ASM decreased quarter over quarter by 0.28 CENTS or 21.1%. The Company incurred $3.0 million or 16.7% less in Aircraft Fuel Cost in third quarter 1998. A 6.5% increase quarter over quarter in fuel consumption was offset by a decrease in the average cost of aircraft fuel per gallon, excluding taxes, of
14.6 CENTS or 23.4%.

Maintenance materials and repairs per ASM decreased by 0.04 CENTS or 2.7%. The dilutive effect of increased ASM was offset by approximately $634,000 or 3.2% in additional DC-9 and DC-10 airframe and engine maintenance in third quarter 1998 versus third quarter 1997.

Rentals and landing fees per ASM decreased by 0.2 CENTS or 3.3%. Commencing September 1, 1997, a two-year moratorium was placed on landing fees at all airports in the State of Hawaii. The Governor of the State of Hawaii has reserved the right, however, to reinstate the landing fee charges before the two-year period ends. Under the current moratorium, the Company incurred approximately $1.0 million less for landing fees in third quarter 1998 than in third quarter 1997.

Sales commissions decreased by 0.07 CENTS or 28.0%. Sales commissions decreased by $895,000 or 25.8% in third quarter 1998, principally due to a decrease in the interline commission rate and an increase in the volume of non-commissionable tickets sold quarter over quarter.

Depreciation and amortization increased by 0.04 CENTS or 21.1%. The Company incurred approximately $383,000 and $369,000 of additional DC-9 overhaul and ground equipment depreciation and amortization, respectively, in third quarter 1998.

Other operating expenses per ASM increased by 0.14 CENTS or 9.9%. The Company incurred approximately $3.3 million or 17.4% of additional other operating expenses in third quarter 1998, primarily as a result of additional aircraft service, advertising and promotion, professional and computer services, communications, interrupted trip and inflight media expenses over third quarter 1997.

NINE  MONTH PERIOD ENDED SEPTEMBER 30, 1998

The following table compares operating passenger revenues and statistics for the nine month periods ended September 30, 1998 and 1997, in thousands, except as otherwise indicated:


                                                  Nine Months Ended
                                                    September 30,
       Operating Passenger                  ------------------------------         Increase
     Revenues and Statistics                   1998               1997            (Decrease)          %
------------------------------------        ------------------------------        ------------------------

Interisland:
    Passenger revenues .............        $  106,282         $  100,132         $    6,150          6.1
    Revenue passengers flown .......             2,822              2,837                (15)        (0.5)
    RPM ............................           374,316            377,913             (3,597)        (1.0)
    ASM ............................           666,216            653,944             12,272          1.9
    Passenger load factor ..........              56.2%              57.8%              (1.6)        (2.8)
    Yield ..........................              28.4CENTS          26.5CENTS           1.9CENTS     7.2

Transpac:
    Passenger revenues .............        $  150,265         $  139,428         $   10,837          7.8
    Revenue passengers flown .......               918                908                 10          1.1
    RPM ............................         2,251,089          2,187,590             63,499          2.9
    ASM ............................         2,830,448          2,699,398            131,050          4.9
    Passenger load factor ..........              79.5%              81.0%              (1.5)        (1.9)
    Yield ..........................               6.7CENTS           6.4CENTS           0.3CENTS     4.7

Southpac:
    Passenger revenues .............        $   14,105         $   14,756         $     (651)        (4.4)
    Revenue passengers flown .......                46                 46                  -            -
    RPM ............................           122,839            123,543               (704)        (0.6)
    ASM ............................           203,153            203,047                106          0.1
    Passenger load factor ..........              60.5%              60.8%              (0.3)        (0.5)
    Yield ..........................              11.5CENTS          11.9CENTS          (0.4)CENTS   (3.4)

Overseas Charter:
    Charter revenues ...............        $   26,519         $   28,723         $   (2,204)        (7.7)
    Revenue passengers flown .......               187                195                 (8)        (4.1)
    RPM ............................           515,167            523,578             (8,411)        (1.6)
    ASM ............................           548,693            570,594            (21,901)        (3.8)

Significant period to period variances were as follows:

Passenger revenues totaled $270.7 million during the nine month period ended September 30, 1998, an increase of $16.4 million or 6.4% over passenger revenues of $254.3 million for the nine month period ended September 30, 1997. The Company experienced period over period increases of $6.2 million and $10.8 million in its Interisland and Transpac passenger revenues, respectively, primarily due to higher yields in both the Interisland and Transpac markets. As discussed above, the higher yields resulted from a combination of improved fare and inventory management, general price increases initiated by the Company in both the Interisland and Transpac markets and competitive pricing actions, principally in the Transpac market, in 1997.

Overseas charter revenues totaled $26.5 million in the nine month period ended September 30, 1998, representing a decrease of $2.2 million or 7.7% from the nine month period ended September 30, 1997. The decrease is associated with the Company flying fewer charters per week to Las Vegas in the first two quarters of 1998 versus the first two quarters of 1997 and general price decreases period over period for its Las Vegas and Anchorage charter flights.

The following table compares operating expenses per ASM by major category for the nine month periods ended September 30, 1998 and 1997:


                                                  Nine Months Ended
                                                     September 30,
                                                  ------------------      Increase
      Operating Expenses Per ASM                   1998        1997      (Decrease)      %
-------------------------------------------       ------------------     ---------------------
Wages and benefits ........................        2.13CENTS   2.09CENTS   0.04CENTS      1.9
Aircraft fuel, including taxes and oil ....        1.20        1.44        (0.24)       (16.7)
Maintenance materials and repairs .........        1.48        1.41         0.07          5.0
Rentals and landing fees ..................        0.54        0.63        (0.09)       (14.3)
Sales commissions .........................        0.21        0.25        (0.04)       (16.0)
Depreciation and amortization .............        0.22        0.19         0.03         15.8
Other .....................................        1.50        1.42         0.08          5.6
                                                   ----        ----        ------       ------
          Total ...........................        7.28CENTS   7.43CENTS   (0.15)CENTS   (2.0)
                                                   ----        ----        ------       ------
                                                   ----        ----        ------       ------

All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 2.9% period over period. Significant period to period variances were as follows:

Wages and benefits per ASM increased by 0.04 CENTS or 1.9%. Wages and benefits increased by approximately $4.2 million or 4.9% period over period. A majority of the increase is attributable to (i) the $2.5 million of additional wages and benefits and estimated profit sharing discussed above and (ii) second quarter 1997 benefits being adjusted by $750,000 for favorable experience in the Company's workers compensation and postretirement service costs.

Aircraft Fuel Cost per ASM decreased in the nine month period ended September 30, 1998 over the nine month period ended September 30, 1997 by 0.24 CENTS or 16.7%. Approximately $8.3 million or 14.0% less Aircraft Fuel Cost was incurred by the Company in the nine month period ended September 30, 1998. Period over period, average cost of aircraft fuel per gallon, excluding taxes, decreased by 12.0 CENTS or 17.7%.

Maintenance materials and repairs per ASM increased by 0.07 CENTS or 5.0%. In 1998, the Company incurred approximately $4.6 million or 8.0% in additional maintenance expense as compared to the same period in 1997 due to (i) $1.3 million more in DC-9 airframe and engine repairs and (ii) $3.3 million more in DC-10 maintenance expense, the result of increased monthly maintenance rates charged by American Airlines, Inc. ("American") and increased DC-10 flight hours flown in the nine month period ended September 30, 1998.

Rentals and landing fees per ASM decreased by 0.09 CENTS or 14.3%. As discussed previously, the Company incurred approximately $4.0 million less in landing fees in the nine month period ended

September 30, 1998 as a result of the two-year moratorium placed on landing fees at all airports in the State of Hawaii commencing September 1, 1997.

Sales commissions decreased by 0.04 CENTS or 16.0% period over period. Total sales commissions decreased by $1.7 million or 16.3% in the nine month period ended September 30, 1998. As discussed above, the decrease is principally due to a decrease in the interline commission rate and an increase in the volume of non-commissionable tickets sold.

Depreciation and amortization increased by 0.03 CENTS or 15.8%. Through September 30, 1998, an additional $1.5 million of DC-9 overhaul and ground equipment depreciation and amortization, respectively, was incurred by the Company.

Other operating expenses per ASM increased by 0.08 CENTS or 5.6%. As noted above and in previous quarters, for the nine month period ended September 30, 1998, the Company has experienced general increases in its administrative costs primarily in its aircraft service, advertising and promotion, professional and computer services and inflight media expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash and cash equivalents on hand on September 30, 1998 of $34.9 million, internally generated funds and a credit facility with total availability of $10.9 million as of September 30, 1998 with aggregate term loans and letters of credit outstanding in the amounts of $5.2 million and $100,000, respectively. The Company will continue to consider various borrowing or leasing options to supplement its cash requirements.

Cash and cash equivalents for the nine month period ending September 30, 1998 increased by $19.2 million. Operating activities for the nine month period ended September 30, 1998 provided $27.0 million in cash and cash equivalents, primarily due to the Company generating $15.7 million in operating profit. For the nine month period ended September 30, 1998, the Company expended $9.3 million of its $14.9 million in planned capital expenditures for 1998. Capitalized portions of scheduled DC-9 checks and overhauls and continued investments in improved software, related hardware and implementation costs represent a majority of these capital expenditures.

                                    WARRANTS

In January 1996, due to its participation in certain recapitalization efforts of the Company, American's parent company, AMR Corporation ("AMR"), received, among other things, warrants which, subject to certain conditions and as adjusted pursuant to applicable anti-dilution provisions, entitled AMR to purchase up to 1,949,338 shares of the Company's Common Stock (the "AMR Warrant Shares") at $1.07 per share. If not exercised, the warrants expire on September 11, 2001. AMR also retained the right to require the Company, on two occasions, to use its best efforts to register, at the Company's expense subject to certain conditions, some or all of the AMR Warrant Shares under the Securities Act of 1993, as amended.

Pursuant to its reorganization in 1994, the Company granted warrants (the "Reorganization Warrants") to certain individuals which, as adjusted for anti-dilution provisions, entitled such individuals to purchase 1,618,972 shares of Common Stock (the "Reorganization Warrant Shares") at $1.67 per share. As of December 31, 1997, all of the warrants had been exercised.

In September 1998, AMR requested and the Company commenced efforts to register all of the AMR Warrant Shares. Under the piggy-back rights provided under the Reorganization Warrants, the Reorganization Warrant Shares will also be registered in conjunction with the AMR Warrant Shares.

                        DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 1998, the Company utilized crude oil forward contracts to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. The Company employs a strategy whereby crude oil contracts are used to cover up to 45% of the Company's anticipated aircraft fuel needs on a rolling twelve month basis.

At September 30, 1998, the Company had petroleum forward contracts to purchase 165,000 barrels of crude oil in the aggregate amount of $2.5 million through February 1999. These forward contracts represented approximately 8% of the Company's anticipated 1998 aircraft fuel needs. At September 30, 1998, the estimated fair value and carrying value of these outstanding contracts was a net receivable of $260,000. Included as a component of Aircraft Fuel Cost are net realized and unrealized losses on such contracts amounting to $361,000 and $1.6 million for the three and nine month periods ended September 30, 1998.

                         ROUTES, AIRCRAFT AND EMPLOYEES

In September 1998, the Company announced plans to expand its Transpac operations by adding four weekly nonstop flights between Los Angeles and Maui and three weekly flights from Los Angeles to Maui to Kona on the Big Island of Hawaii in first quarter 1999. In November 1998, the Company also announced a charter agreement with Renaissance Cruises commencing August 1999. The agreement is for two years, will involve approximately 20 round-trips per month between Los Angeles and Tahiti and is estimated to be worth more than $70 million in incremental passenger charter revenue to the Company.

The Company is currently in negotiations to procure two used DC-10-30 aircraft and will commence efforts to acquire a third DC-10-30. The Company also anticipates hiring approximately 280 to 380 additional employees to facilitate servicing the new routes.

The Company also has authority to commence nonstop flight operations between Tokyo and Maui in the year 2000. However, a formal decision to progress on operation of the route is subject to a number of future events, the outcome of which cannot be predicted at this time, including a dispute over the runway length in Maui.

                                   TICKET TAX

In 1997, legislation was enacted to, among other things, gradually reduce the Federal passenger excise tax from 10% to 7.5% and phase-in a $3 "head tax" per domestic flight segment by the year 2002. On October 1, 1998, the passenger excise tax decreased from 9% to 8%, with a correspondent increase in the "head tax" from $1 to $2 per domestic flight segment. The Company has and will adjust its fares accordingly due to these enacted tax changes based upon prevailing market conditions. There can be no assurance that the Company will be able to maintain its current fare levels or predict with any certainty the effects on its fares should the taxes again be adjusted, lapse and/or be reinstated.

                  INFORMATION TECHNOLOGY SYSTEMS AND YEAR 2000

The Company is currently in the process of bringing a number of major information technology systems on line for strategic purposes as well as to address issues associated with the year 2000. These information technology projects are designed to either replace or enhance existing systems, including local and wide area networks, yield management, revenue and financial accounting, human resources and payroll. Estimated external costs associated with these efforts is estimated to approximate $10 to $12 million, of which approximately $8 million has been incurred as of September 30, 1998.

In addition to replacing a number of core information systems, the Company has recognized the potential impact of the year 2000 on its operations and has established a dedicated director and Year 2000 Project Office to oversee the Company's compliance efforts. The Year 2000 Project Office operates on four tracks including (i) information and communication systems; (ii) hardware; (iii) business partnerships; and (iv) government and externalities. Each track utilizes the Federal General Accounting Office methodology and available best practices. The strategy is to create a comprehensive review of mission critical systems as they apply to the continuum of Hawaiian Airlines' business operations.

STATE OF READINESS

The Company has and continues to perform constant awareness activities through regular informational briefings and newsletter updates, formal briefs of management and senior management, and the development of "personal Y2K kits" for all employees to address their concerns. In addition to internal activities, the Company anticipates commencement of public relations efforts in early 1999.

The Company has recently completed an inventory of potentially affected hardware and has completed inventories of major applications in the mainframe environment. The client-server environment is scheduled to be inventoried and assessed in early November 1998 with the assistance of automated tools. In addition to joint efforts with trade associations such as the Air Transport Association, Hawaiian Airlines has also mailed surveys to over 1,400 business partners with the intent of discerning their respective Year 2000 activities.

Because of the implementation of the major information technology systems discussed above, there remains an amount of computer code requiring redress which is not considered to be significant. Hawaiian Airlines is in the process of having this legacy code remediated by a third party vendor with work to be completed by the end of 1998. Hardware assessments have likewise found a very small amount of equipment being date aware. Currently, the Company believes that all mission critical systems will be remediated and tested by mid-1999.

ESTIMATED COSTS TO ADDRESS YEAR 2000 ISSUES

As mentioned, because a substantial portion of the information systems inventory is being replaced by new applications that are represented to be Year 2000 compliant, the Company's remaining Year 2000 issues are primarily related to remediation of legacy code and assistance in conducting Year 2000 testing. The Company estimates that it will expend $1 to $2 million for such remediation and testing. This will be in addition to those monies being expended for replacement of the Company's information systems as described above.

RISKS OF YEAR 2000 ISSUES

Preliminary reviews of flight systems have found little potential impact of Year 2000 issues, and existing contingency plans and training address the loss of most affected operations systems. The primary risks to Hawaiian Airlines are those of business continuity. The Company is aggressively addressing both its supply and revenue chains to assess, to the best of the Company's knowledge, that both products and business operations of its partners are not adversely affected by the Year 2000 problem.

CONTINGENCY PLANS FOR HAWAIIAN AIRLINES

In addition to its normal operational disaster recovery plans, Hawaiian Airlines will be including Year 2000 specific activities. While the Company believes that all systems will be Year 2000 ready, all critical, vital, and important systems will have appropriate contingency plans developed to address complete and partial systems failure. Contingency plans are expected to be complete in May of 1999.

Notwithstanding the foregoing, the Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or those operated by third parties on which the Company's business relies (including those of the Federal Aviation Administration) to operate properly beyond 1999. There can be no assurance that such systems will be modified for Year 2000 operational requirements on a timely basis. Because of the variables associated with the Year 2000 date problem, management cannot give assurance that in-progress system transitions will be sufficient or assure that the Company will not be affected by the Year 2000 issue in some form or manner.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         No material developments in matters previously reported or reportable events arising in the three or nine months ended September 30, 1998 were noted.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              Exhibit 27    Financial Data Schedule.

         (b) Reports on Form 8-K.

             Current Report on Form 8-K dated September 11, 1998 (date of event August 28, 1998) reporting Item 5, "Other Events" and Item 7, "Financial Statements, Proforma Financial Information and Exhibits."

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HAWAIIAN AIRLINES, INC.

November 12, 1998                         By  /s/ JOHN L. GARIBALDI
                                              ---------------------
                                              John L. Garibaldi
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)