Form 10-K
period 1998-12-31
HAWAIIAN AIRLINES INC/HI
filed 1999-03-29
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-8836

                             HAWAIIAN AIRLINES, INC.
             (Exact name of registrant as specified in its charter)

          HAWAII                                                 99-0042880
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)


3375 Koapaka Street, Suite G-350
         Honolulu, Hawaii                                                96819
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code:  (808) 835-3700

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
Preferred Stock Purchase Rights                   American Stock Exchange, Inc.
Common Stock ($.01  par value)                           Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ( ) No (X)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes (X) No ( )

AS OF MARCH 1, 1999, 40,997,335 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES (21,821,323 SHARES) OF THE REGISTRANT IS $54,553,308.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Notice of 1999 Annual Meeting of Shareholders and Proxy Statement are incorporated herein by reference in Part III of this Form 10-K.


                            EXHIBIT INDEX ON PAGE 32

                                TABLE OF CONTENTS

                                                                                            PAGE
COVER PAGE                                                                                   1

                                     PART I
ITEM 1.      BUSINESS.                                                                       4
ITEM 2.      PROPERTIES.                                                                     12
ITEM 3.      LEGAL PROCEEDINGS.                                                              12
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                            12

                                     PART II
ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON  EQUITY AND RELATED SHAREHOLDER
             MATTERS.                                                                        12
ITEM 6.      SELECTED FINANCIAL DATA.                                                        12
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS.                                                                  13
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                     25
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                    25
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.                                                           25

                                     PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.                             25
ITEM 11.     EXECUTIVE COMPENSATION.                                                         27
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.                 27
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                                 27

                                     PART IV
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.                28
             EXHIBIT INDEX.                                                                  32
             SIGNATURES.                                                                     33

                                  TABLE INDEX

             INDEPENDENT AUDITORS' REPORT                                                   F-1
             BALANCE SHEETS.                                                                F-2
             STATEMENTS OF OPERATIONS.                                                      F-4
             STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME.                   F-6
             STATEMENTS OF CASH FLOWS.                                                      F-7
             NOTES TO FINANCIAL STATEMENTS.                                                 F-9
             SUPPLEMENTAL FINANCIAL INFORMATION.                                            F-27
             SELECTED FINANCIAL AND STATISTICAL DATA.                                       F-28
             INDEPENDENT AUDITORS' REPORT ON SCHEDULE                                       S-1
             FINANCIAL STATEMENT SCHEDULE.                                                  S-2

                                     PART I

ITEM 1.  BUSINESS.

                                   THE COMPANY

Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") is the largest airline headquartered in Hawaii, based on operating revenues of $426.4 million for 1998. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company was incorporated in January 1929 under the laws of the Territory of Hawaii. The Common Stock of the Company trades on the American Stock Exchange and Pacific Exchange under the symbol "HA." The Company's principal offices are located at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819. Its telephone and facsimile numbers are (808) 835-3700 and (808) 835-3690, respectively. Its website address is www.hawaiianair.com.

                                   OPERATIONS

PASSENGER SERVICE

The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average and depending on seasonality, approximately 130 to 150 flights per day among the six major islands of the State of Hawaii ("Interisland"), daily service to Las Vegas and the four key United States ("U.S.") West Coast gateway cities of Los Angeles, San Francisco, Seattle and Portland ("Transpac"), twice weekly service to Pago Pago, American Samoa and weekly service to Papeete, Tahiti in the South Pacific ("Southpac"). The Company also provides charter service from Honolulu to Las Vegas and Anchorage, Alaska ("Overseas Charter"). As discussed below, the Company operates a fleet of DC-9 and DC-10 aircraft to service these routes.

Management estimates that the entire Interisland market averages approximately nine to ten million passengers annually. Management estimates that approximately two-thirds of Interisland travelers are visitors to Hawaii while the balance are Hawaii residents. Residents rely on Interisland flights in much the same way as mainland residents rely on a state highway system. The Company's Interisland operations provide service to seven airports on the six major Hawaiian islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. The Company's Interisland routes are serviced with DC-9 aircraft. During 1998, the Interisland market represented approximately 36.3% of the Company's total operating revenues.

During 1998, the Company's Transpac operations served Las Vegas and the U.S. West Coast gateway cities of Los Angeles, San Francisco, Seattle and Portland. DC-10 aircraft are used to service Transpac routes. In 1998, the Transpac market represented approximately 50.1% of the Company's total operating revenues.

Hawaiian Airlines currently is the sole carrier providing air service from Honolulu to American Samoa and Tahiti. Fares are relatively stable throughout the year. These Southpac routes are serviced with DC-10 aircraft. During 1998, the Southpac market represented approximately 5.1% of the Company's total operating revenues.

In addition to its regular scheduled service, the Company operated, on average, six weekly charter flights to Las Vegas and two charter rotations per week to Anchorage. The Company's Overseas Charter operation utilized DC-10 aircraft and produced 8.5% of the Company's total operating revenues in 1998.

Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for further discussion on the Company's passenger service routes.

FUEL

Aviation fuel is a significant expense for any air carrier and even marginal changes in fuel prices can greatly impact a carrier's profitability. The following table sets forth statistics about Hawaiian Airlines' aviation fuel consumption and cost for each of the last three years:

                 Gallons         Total cost,        Average         % of
                consumed       including taxes     cost per       operating
     Year    (in thousands)    (in thousands)       gallon         expenses
   ----------------------------------------------------------------------------
   1998         107,260           $66,387           61.9 CENTS       16.2%

   1997         103,271           $77,948           75.5 CENTS       19.4%

   1996          98,729           $75,642           76.6 CENTS       19.8%

Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for further discussion on aircraft fuel expense.

The single most important factor affecting petroleum product prices, including the price of aviation fuel, continues to be the actions of the major oil producing countries in setting targets for the production and pricing of crude oil. In addition, aviation fuel prices are affected by the markets for heating oil, diesel fuel, automotive gasoline and natural gas. All petroleum product prices continue to be subject to unpredictable economic, political and market factors. Also, the balance among supply, demand and price has become more reactive to world market conditions. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, continues to be unpredictable. In the event of a fuel supply shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. A one cent change in the cost per gallon of fuel has an impact on the Company's operating expenses of approximately $89,000 per month (based on 1998 consumption). Changes in fuel prices may have a greater impact on the Company than certain of its Transpac competitors with more modern, fuel efficient aircraft.

As discussed below, although Hawaiian Airlines has contracts with several different fuel suppliers, almost all of its aviation fuel is purchased from Northwest Airlines, Inc. ("Northwest").

AIRCRAFT

At December 31, 1998 the Company's fleet consists of 11 DC-10 and 14 DC-9 aircraft of which one DC-10 and three DC-9s are owned by the Company. The remaining ten DC-10s are leased under long-term operating leases with American Airlines, Inc. ("American"), which expire in 2001. Of the 11 leased DC-9s (including related flight equipment), five are under operating leases and six are under capital leases. The DC-9 leases expire at various times between 2000 and 2004.

Aircraft maintenance costs represent a significant operating cost for the Company (approximately 21%, 19% and 18% of total operating expenses for 1998, 1997 and 1996, respectively) which will increase as the Company's aircraft increase in age. The average age of the Company's DC-10 and DC-9 aircraft is 26 years and 21 years, respectively. The Company intends to replace some or all of its existing aircraft with replacement aircraft in the next decade in order to reduce maintenance costs and achieve other operating efficiencies, although no assurance can be given that the Company will have the capital necessary to replace such aircraft.

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

Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for further discussion on the Company's aircraft fleet and the maintenance thereof.

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

                                   SEASONALITY

The airline industry is a highly cyclical business with substantial volatility. Airlines frequently experience short-term cash requirements caused by both seasonal fluctuations in traffic that often deplete cash during off-peak periods and other factors that are not necessarily seasonal, including the extent and nature of price and other competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of airline travel, both personal and to a lesser extent business, is discretionary, the industry tends to experience adverse financial results in general economic downturns. Accordingly, airlines require substantial liquidity to sustain continued operations under most conditions. Working capital deficits are not uncommon in the airline industry since airlines typically have no product inventories and sales of tickets not yet flown are reflected as current liabilities.

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

In 1998, for the first time in five years, the total number of visitors to Hawaii declined as compared to the previous year. Preliminary statistics from the Hawaii Visitors and Convention Bureau (the "HVCB") estimate that Hawaii ended the 1998 year with approximately 6.7 million visitors, a 1.6% decline from 1997. Westbound arrivals from the U.S. mainland and European markets increased by 4.1% over 1997. However, the increase was offset by a decrease in Eastbound traffic, primarily from Japan, of 10.8%. Year over year, the islands of Maui, the Big Island of Hawaii and Kauai experienced increased visitor counts of 0.7%, 6.6% and 3.1%, respectively. The increase was countered by a 5.5% decrease for Oahu, which has historically had the largest number of visitors.

Significant influences on passenger traffic to Hawaii have been and will continue to be 1) the local Hawaii economy, which has stagnated in the 1990s due to declines in outside capital investment, sluggish tourism, reduced military spending and reduction in the sugar and pineapple industries, once the mainstays of the Hawaii agricultural business; 2) the strength and growth of the U.S. mainland economy; 3) the general economic crisis in Asia, especially Japan; and
4) the recent resurgence of the vacation cruise industry and more effective promotion by areas such as Mexico, the Caribbean and Europe and domestic leisure attractions, such as theme parks and Las Vegas. Also, the increased incidence of tactical pricing sales for travel in and among the 48 contiguous states of the U.S., which have become more prevalent during the past two years, has resulted in the diversion of potential Hawaii discretionary travel.

No assurance can be given that the level of passenger traffic to Hawaii will not decline further in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on the Company's operations.

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

The U.S. airline industry has consolidated in recent years as a result of mergers and liquidations, and further consolidation may occur in the future. The consolidations have, among other things, enabled certain carriers to expand their international operations and increase their presence in the U.S. domestic market. In addition, the airline industry has experienced in recent years alliances between large U.S. and foreign carriers and between U.S. carriers, allowing those carriers within such alliances to strengthen their overall operations. Conversely, the industry has also seen in recent years the emergence and growth of low cost, low fare domestic carriers who have further intensified competitive pressures. Aircraft, skilled labor and gates at most airports continue to be available to start-up carriers. In some cases, the new entrants have initiated or triggered price discounting.

Many of the Company's competitors are larger and have substantially greater resources. In addition, the commencement of service by new carriers on the Company's routes could negatively impact the Company's operating results. Competing airlines (including the Company) have, from time to time, reduced fare levels and increased capacity beyond market demand on routes served by the Company in order to maintain or generate additional revenues. Such activity, which may occur in the future, by competing airlines could reduce fares or passenger traffic to levels where profitable operations could not be achieved. Due to its smaller size and liquidity, the Company may be less able to withstand aggressive marketing tactics or a prolonged fare war initiated by its competitors.

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

The airline industry is highly sensitive to general economic conditions. Because a substantial portion of airline travel is discretionary, the operating and financial results of the Company may be negatively impacted by any downturn in national or regional economic conditions in the U.S., particularly California, the Pacific Northwest and Hawaii, and certain Asian countries, particularly Japan. Any prolonged general reduction in airline passenger traffic will adversely affect the Company.

INTERISLAND

While there are several small commuter and air taxi companies, which provide air transportation to Hawaii airports that cannot be served with large aircraft, the Interisland market is serviced primarily by two carriers, the Company and its primary competitor in the Interisland market, Aloha Airlines, Inc. ("Aloha"). Aloha's competitive position is strengthened through its marketing affiliation with United Airlines, Inc. ("United"), the largest carrier of passengers to Hawaii. Aloha participates in United's frequent flyer program and also has a code sharing agreement with United.
Aloha principally utilizes 19 Boeing 737 aircraft with a schedule that averages approximately, depending on seasonality, 150 to 180 daily flights, which service the same basic Interisland routes as the Company. Hawaiian Airlines has approximately, depending on seasonality, 130 to 150 Interisland flights per day. Also, refer to THE DISCUSSION BELOW REGARDING THE COMPANY'S MAJOR MARKETING AFFILIATIONS, INCLUDING CODE SHARING ARRANGEMENTS. The
Company believes that Interisland competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, frequent flyer programs, customer service and aircraft type.

TRANSPAC

On its Transpac routes, the Company currently competes with major carriers such as United, Delta Airlines, Inc., Northwest and, to a lesser extent, Continental Airlines, Inc. ("Continental") and American. In addition, the Company competes against charter carriers in the Transpac market. The Company believes that Transpac competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, frequent flyer programs, customer service and in-flight service.

                            RELIANCE ON THIRD PARTIES

The Company has entered into agreements with contractors, including American, Northwest, Continental and certain other airlines, to provide certain facilities and services required for its operations, including aircraft leasing and maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, fuel, ground facilities, baggage and cargo handling and personnel training. This reliance on third parties to provide services subjects the Company to the risk that such services could be discontinued without adequate replacement services being available.

The Company leases ten DC-10 aircraft from American. American is responsible for maintenance on all of the Company's DC-10 aircraft (leased and owned) with the Company having access to spare parts, engines and rotables for the maintenance of these aircraft. As such, the Company does not maintain large inventories of spare engines or parts to support the operation of the DC-10 aircraft. The Company pays a minimum monthly charge for maintenance services, monthly in arrears. During 1998, the Company incurred approximately $69.6 million of lease and maintenance expenses under the American leases and aircraft maintenance agreements. American has the right to terminate its obligation to provide aircraft maintenance services on and after January 1, 1999, upon 180 days' prior notice. American has indicated to the Company its intent to provide maintenance services through September 2001, although it may still exercise its right to terminate upon 180 days' prior notice. If American terminated the maintenance arrangement, the Company would have to seek an alternate source of maintenance service or undertake to maintain its DC-10s internally. No assurance can be given that the Company would be able to do so on a basis that is as cost-effective as the American maintenance arrangement. Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for further discussion on the Company's DC-10 aircraft fleet. The Company also participates in American's AAdvantage frequent flyer program and SABRE reservation system. Commencing March 2, 1998, the Company and American also effected a code sharing agreement. These programs and services make the Company more competitive, but increase its reliance on third parties.

The Company purchases almost all of its aviation fuel from Northwest pursuant to an agreement which provides that, in case of shortages, Northwest will provide fuel to its own fleet first and then a portion of the remaining fuel available will be allocated between Hawaiian Airlines and any other applicable airlines. The agreement requires Northwest to provide Hawaiian Airlines with aviation fuel at Northwest's actual acquisition cost without markup for profit and with reimbursement only for out-of-pocket costs. The agreement is renewed automatically on December 31 of each year unless canceled by either of the parties with 90 days' written notice. Hawaiian Airlines is prohibited from reselling such fuel. No assurance can be given that the Company would be able to secure an adequate supply of fuel from alternate sources if a fuel shortage were to cause the supply from Northwest to be inadequate or if Northwest were to cancel the agreement. The Company paid Northwest approximately $60.7 million, $72.6 million and $70.9 million for the fuel supplied under this agreement in 1998, 1997 and 1996, respectively. Further, effective July 1996, the Company entered into a cooperative marketing agreement with Northwest, which provides for extensive marketing cooperation, including a code sharing arrangement and frequent flyer participation. In 1998 and in both 1997 and 1996, a majority of the Company's ticket sales were made by travel agents, including approximately 40% and 30% by six large wholesalers.
In 1998, a particular Hawaii-based wholesaler, Panda Travel Inc., constituted approximately 13% of the Company's total operating revenues. Travel agents generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies to favor another airline or to disfavor the Company could adversely affect the Company. Although management intends to continue to offer an attractive and competitive product to travel agencies and to maintain favorable relations with travel agencies, there can be no assurance that travel agencies will not disfavor the Company or favor other airlines in the future, either of which could have an adverse effect on the Company's operations.

                                   REGULATION

GENERAL

As a certificated air carrier, Hawaiian Airlines is subject to the regulatory jurisdiction of the U.S. Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA"). The DOT has jurisdiction over certain aviation matters such as the carrier's certificate of public convenience and necessity, international routes and fares, consumer protection policies including baggage liability and denied-boarding compensation and unfair competitive practices as set forth in the Transportation Act. Hawaiian Airlines and all other domestic airlines are subject to regulation by the FAA under the Transportation Act. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. To assure compliance with its operational standards, the FAA requires air carriers to obtain operations, air worthiness and other certificates, which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of aviation safety and security regulations. As are other carriers, Hawaiian Airlines is subject to inspections by the FAA in the normal course of its business on a routine ongoing basis. Hawaiian Airlines operates under a Certificate of Public Convenience and Necessity issued by the DOT (authorizing it to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA.

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

The FAA frequently issues air worthiness directives, often in response to specific incidents or reports by operators or manufacturers, requiring operators of specified equipment to perform prescribed inspections, repairs or modifications within stated time periods or numbers of cycles. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, cargo compartment fire detection/suppression systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements. The Company expects to continue to incur substantial expenditures for the purpose of complying with these new regulations, including, but not limited to:

1) The Company anticipates that in the period 1999 through 2001, eight of its DC-9 aircraft will require heavy airframe overhaul checks (the "C5-Check", previously referred to as a D-Check). The C5-Check for a DC-9 requires more than 20,000 man-hours of maintenance work and includes stripping the airframe, extensively testing the airframe structure and a large number of parts and components, and reassembling the overhauled airframe with new or rebuilt components. The Company anticipates each C5-Check to cost approximately $1.0 million;

2) The FAA has and is expected to continue to require structural modifications and the replacement of certain parts, as well as the implementation of additional maintenance programs or changes to current programs, with respect to various types of aircraft over a certain age. These requirements vary, depending on the type of aircraft covered. Based on information currently available, the Company estimates that the total cost of complying with the aging aircraft requirements over the 1999 through 2003 period will approximate $660,000 per DC-9 aircraft;

3) The Company expects to incur approximately $100,000 per DC-9 aircraft per year for maintenance required under a corrosion prevention and control program. This program is anticipated to continue indefinitely in the future;

4) The FAA has mandated the installation of smoke detection and fire suppression systems in the cargo compartments of both DC-10 and DC-9 aircraft by December 2000. The cost for systems and installation is estimated to be $130,000 and $83,000 per each DC-10 and DC-9 aircraft, respectively;

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

6) During the period from 1999 through 2003, the Company anticipates continued implementation of its supplemental inspection document program for certain of its DC-9 aircraft, which is estimated to range up to $27,000 per aircraft.

The estimated future cost of complying with FAA regulations as discussed in the preceding paragraphs will be in addition to the costs of the Company's current DC-10 and DC-9 fleet maintenance programs.

In 1990, Congress passed legislation (the Airport Noise and Capacity Act of
1990) which provided for a reduction in commercial aircraft noise levels. Carriers were permitted to comply with the transitional requirements either by
1) phasing out, or retrofitting with noise abatement equipment, certain older aircraft known as Stage 2 aircraft, or 2) phasing in quieter aircraft, known as Stage 3 aircraft by December 31, 1999, with the possibility of certain waivers until December 31, 2003, when full phase out is required. Congress provided an exemption for air carriers operating turnaround service in Hawaii, or between a place in Hawaii and a place outside the 48 contiguous states, to operate as many Stage 2 aircraft of a certain weight as they operated on November 5, 1990. Air carriers that provided flights between places only in Hawaii on November 5, 1990 may include in the number of Stage 2 aircraft under the exemption all Stage 2 aircraft that it owned or leased on November 5, 1990, whether or not the aircraft were operated by the carrier on that date. However, an air carrier may provide flights between places only in Hawaii using Stage 2 aircraft only if the carrier provided the service on November 5, 1990. The Company believes these exemptions restrict air carriers other than the Company and Aloha from operating Stage 2 aircraft in Hawaii. Because Stage 2 aircraft are less expensive to acquire than Stage 3 aircraft, this exemption provides limited protection against the entry of another carrier, which would be required to operate an all Stage 3 fleet. This advantage is partially offset by the fact that Stage 3 aircraft are generally less expensive to operate and maintain, as well as the fact that in any event over time, carriers will move toward having an all Stage 3 fleet. Although the Company and Aloha may operate Stage 2 aircraft in Hawaii after December 31, 1999, the air carriers will be prohibited from transporting Stage 2 aircraft to and from the 48 contiguous states for any purpose, including heavy airframe overhaul and maintenance, unless an amendment to the Federal law is enacted by Congress or an exemption is obtained from the FAA. No assurance can be given that the Company can obtain the exemption from the FAA or that Congress will pass legislation allowing non-revenue operations of Stage 2 aircraft to and from the contiguous 48 states. Should neither of these events occur, the Company would have to seek alternatives, primarily with regard to heavy maintenance service on its Stage 2 aircraft. No assurance can be given that the Company would be able to do so on a cost-effective basis.

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

LIMITATION ON FOREIGN OWNERSHIP OF SHARES

The Transportation Act prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier. The Company's Restated Articles of Incorporation prohibit the ownership or control of more than 25% (to be increased or decreased from time to time to that percentage permissible under the laws of the U.S.) of issued and outstanding voting capital stock of the Company by persons who are not "citizens of the U.S.". As of December 31, 1998, less than 25% of the Common Stock of the Company was held by non-U.S. citizens.

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

LANDING FEES

Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for discussion on State of Hawaii landing fees from September 1, 1997 to September 1, 1999.

TICKET TAXES

Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for discussion on ticket taxes.

                                    EMPLOYEES

As of December 31, 1998, Hawaiian Airlines had 2,577 employees, of which 2,147 were employed on a full-time basis. The majority of Hawaiian Airlines' employees are covered by labor agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO), the Air Line Pilots Association International, the Association of Flight Attendants, the Transport Workers Union and the Communications Section Employees Union. The amendable date of all five contracts is February 28, 2000. Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for further discussion on the Company's employees.

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

                              First     Second    Third     Fourth
              1998           Quarter   Quarter   Quarter   Quarter
           -----------------------------------------------------------
              High           3-13/16    3-1/2      3         3-1/2
              Low             2-5/8    2-13/16    1-1/2      1-3/4

                              First     Second    Third     Fourth
              1997           Quarter   Quarter   Quarter   Quarter
           -----------------------------------------------------------
              High           3-15/16      5       5-1/4     4-13/16
              Low             3-1/8     3-1/8     4-1/4      3-1/2

(b)      Holders.

         As of March 1, 1999, there were approximately 1,061 holders of record of the Company's Common Stock.

(c)      Dividends.

         Under the terms of the financing arrangement with CIT Group/Credit Finance, Inc., the Company is restricted from paying any cash or stock dividends. No dividends were paid by the Company in 1998 or 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

         Information under the caption "Selected Financial and Statistical Data" on pages F-28 to F-30 contained in Part IV, Item 14 of this Form 10-K is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained here and throughout, that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part I, Item I, Business and heretofore, as well as those discussed elsewhere in this Form 10-K. All forward-looking statements contained in this Form 10-K are qualified in their entirety by this cautionary statement.

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

                              RESULTS OF OPERATIONS

                              1998 COMPARED TO 1997

For the year ended December 31, 1998, the Company generated operating income of $17.4 million, a $14.9 million improvement from 1997 operating income of $2.5 million. The Company also generated net income of $8.2 million, a $9.2 million improvement from the $1.0 million net loss experienced in 1997. The improvement is associated with the Company's generation of $22.2 million more of operating revenues. Decreases of $11.5 million and $3.9 million in overall fuel and landing fee expenses, respectively, were offset by other operating expense increases as a result of increased flight activity in 1998.

Included in the 1998 and 1997 results of operations are provisions for income taxes of $7.8 million and $1.7 million, respectively. While generally accepted accounting principles require that the provisions for income taxes be recorded, most of the amounts recorded will not require cash outlay as the amounts will be offset by net operating loss carryforwards available to the Company. As noted in
Note 7 in NOTES TO FINANCIAL STATEMENTS contained in Part IV, Item 14 of this Form 10-K, the estimated income tax benefit from the expected utilization of these net operating loss carryforwards has been applied as a reduction to reorganization value in excess of amounts allocable to identifiable assets.

                               OPERATING REVENUES

Operating revenues totaled $426.4 million in 1998 compared to $404.2 million in 1997, an increase of $22.2 million or 5.5%, driven principally by a $22.1 million or 6.7% increase in passenger revenues.

PASSENGER AND CHARTER

The following table compares operating passenger revenues and statistics, in thousands, except as otherwise indicated, for the years ended 1998 and 1997:


   Operating Passenger                                                        Increase
   Revenues and Statistics                      1998             1997        (Decrease)           %
   --------------------------------------------------------------------------------------------------
   Interisland:
      Passenger revenues. . . . . . .      $  138,614       $  132,626            5,988           4.5
      Revenue passengers. . . . . . .           3,734            3,735               (1)            -
      Revenue passenger miles . . . .         495,323          497,137           (1,814)         (0.4)
      Available seat miles. . . . . .         885,682          859,545           26,137           3.0
      Passenger load factor . . . . .           55.9%            57.8%             (1.9)         (3.3)
      Yield . . . . . . . . . . . . .           28.0 CENTS       26.7 CENTS         1.3 CENTS     4.9

   Transpac:
      Passenger revenues. . . . . . .      $  196,670       $  180,424           16,246           9.0
      Revenue passengers. . . . . . .           1,214            1,168               46           3.9
      Revenue passenger miles . . . .       2,988,341        2,819,783          168,558           6.0
      Available seat miles. . . . . .       3,783,287        3,569,138          214,149           6.0
      Passenger load factor . . . . .           79.0%            79.0%                -             -
      Yield . . . . . . . . . . . . .            6.6 CENTS        6.4 CENTS         0.2 CENTS     3.1

   Southpac:
      Passenger revenues. . . . . . .       $  18,961        $  19,104             (143)         (0.7)
      Revenue passengers. . . . . . .              62               61                1           1.6
      Revenue passenger miles . . . .         165,360          162,136            3,224           2.0
      Available seat miles. . . . . .         271,032          270,926              106             -
      Passenger load factor . . . . .           61.0%            59.9%              1.1           1.8
      Yield . . . . . . . . . . . . .           11.5 CENTS       11.8 CENTS        (0.3) CENTS   (2.5)

   Overseas Charter:
      Charter revenues. . . . . . . .       $  35,742        $  37,172           (1,430)         (3.8)
      Revenue passengers. . . . . . .             250              253               (3)         (1.2)
      Revenue passenger miles . . . .         689,578          683,384            6,194           0.9
      Available seat miles. . . . . .         733,735          739,619           (5,884)         (0.8)

Significant year to year variances were as follows:

Interisland passenger revenues totaled $138.6 million in 1998 compared to $132.6 million in 1997. The $6.0 million or 4.5% increase is in direct correlation to a 1.3CENTS or 4.9% increase in yield. Year over year, revenue passengers carried and revenue passenger miles ("RPM") were relatively comparable. The increase in yield is attributed to 1) general price increases initiated by the Company throughout 1998 and 2) improved fare and inventory management through use of the Company's relatively new yield management system.

Transpac passenger revenues totaled $196.7 million in 1998, an increase of $16.3 million or 9.0% over 1997 Transpac passenger revenues of $180.4 million. The Company experienced increases of 3.9% and 6.0% in its passengers carried and RPM, respectively. These increases were complemented by a 0.2CENTS or 3.1% increase in yield, again reflecting improved fare and inventory management and general price increase initiatives by the Company throughout 1998.

Overseas charter revenues decreased by $1.4 million or 3.8% in 1998. The decrease is primarily due to, during the first half of 1998, the Company flying on average, two fewer charters per week to Las Vegas and general price decreases charged for both its Las Vegas and Anchorage charter flights.

OTHER OPERATING

Other operating revenues in 1998 totaled $14.7 million, an increase of $1.1 million or 8.3%, primarily due to additional revenues related to the promotion of the Company's frequent flyer program.

                               OPERATING EXPENSES

Operating expenses totaled $409.0 million in 1998, an increase of $7.3 million or 1.8% from total operating expenses of $401.7 million in 1997.

The following table compares operating expenses per Available Seat Mile ("ASM") by major category for 1998 with 1997:


Operating                                                                   Increase
Expenses Per ASM                                  1998           1997       (Decrease)       %
--------------------------------------------------------------------------------------------------
Wages and benefits . . . . . . . . . . . .     2.10 CENTS     2.11 CENTS    (0.01) CENTS    (0.5)
Aircraft fuel, including taxes and oil . .     1.17           1.44          (0.27)         (18.8)
Maintenance materials and repairs. . . . .     1.48           1.40           0.08            5.7
Rentals and landing fees . . . . . . . . .     0.54           0.60          (0.06)         (10.0)
Sales commissions. . . . . . . . . . . . .     0.21           0.24          (0.03)         (12.5)
Depreciation and amortization. . . . . . .     0.22           0.20           0.02           10.0
Other. . . . . . . . . . . . . . . . . . .     1.49           1.40           0.09            6.4
                                               ----------     ----------    ------------   ------
   Total . . . . . . . . . . . . . . . . .     7.21 CENTS     7.39 CENTS    (0.18) CENTS    (2.4)
                                               ----------     ----------    ------------   ------
                                               ----------     ----------    ------------   ------

All fluctuations in operating expenses per ASM were affected by an overall increase in ASM of approximately 4.3% in 1998 from 1997. Significant year to year variances were as follows:

Wages and benefits per ASM remained relatively consistent from year to year. The dilutive effect of increased ASMs was offset by increased wages and benefits in 1998 of $4.3 million or 3.8% over 1997. Wages and benefits totaled $118.9 million in 1998 versus $114.6 million in 1997. A majority of the increase is attributable to additional wages and benefits from increased flying operations and the accrual for the Company's profit sharing program.

Aircraft fuel, including taxes and oil ("Aircraft Fuel"), per ASM decreased year over year by 0.27CENTS or 18.8%. The Company incurred $11.5 million or 14.8% less Aircraft Fuel cost in 1998, the combination of a 3.9% increase in gallons consumed, a 19.8% decrease in the average cost of aircraft fuel per gallon and $2.3 million in aggregate realized and unrealized losses on the Company's Aircraft Fuel derivative financial instruments.

Maintenance materials and repairs per ASM increased by 0.08CENTS or 5.7% in 1998 from 1997. The Company experienced $7.7 million or 10.1% in additional maintenance principally due to 1) $5.3 million more in DC-10 maintenance expense from increased utilization of DC-10 aircraft for long-haul flying and 2) $2.3 million more in DC-9 engine repairs.

Rentals and landing fees per ASM decreased by 0.06CENTS or 10.0%. Commencing September 1, 1997, a two-year moratorium was placed on landing fees at all airports in the State of Hawaii. The Governor of the State of Hawaii reserved the right, however, to reinstate the landing fee charges before the two-year period ends. Under the current moratorium, the Company incurred approximately $3.9 million less for landing fees in 1998 than in 1997.

Sales commissions per ASM decreased by 0.03CENTS or 12.5%. Sales commissions decreased by $1.4 million or 10.6% in 1998, principally due to a decrease in the interline commission rate and an increase in the volume of non-commissionable tickets sold year over year.

Depreciation and amortization per ASM increased by 0.02CENTS or 10.0%. Depreciation and amortization totaled $12.6 million in 1998 versus $10.7 million in 1997. A majority of the $1.9 million or 17.8% increase is due to $1.1 million and $700,000 in additional depreciation and amortization on ground equipment and DC-9 overhauls in 1998.

Other operating expenses per ASM increased by 0.09CENTS or 6.4% between 1998 and 1997. The Company incurred approximately $8.4 million or 11.0% of additional other operating expenses in 1998 over 1997, primarily as a result of additional aircraft service, advertising and promotion and general and administrative expenses, including professional and legal fees.

                          NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes.

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

The Company adopted the provisions of SFAS Nos. 130, 131 and 132 effective January 1, 1998. Adoption of SFAS No. 130 did not result in the reclassification of comparative financial statement information presented for earlier periods. Adoption of SFAS No. 131 did not result in a modification to the Company's reporting segment and accordingly, comparative financial statement information presented for earlier periods was not restated. The Company's disclosures regarding pension and other postretirement benefits for prior periods have been restated to comply with the provisions of SFAS No. 132. Further, management does not expect the adoption of SFAS No. 133, SOP 98-1 or SOP 98-5 by the respective required dates to have a material impact on the Company's financial condition, results of operations, liquidity and/or previously reported financial information.


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

                               OPERATING REVENUES

Operating revenues totaled $404.2 million in 1997 compared to $384.5 million in 1996, an increase of $19.7 million or 4.9%. Significant year to year variances were as follows:

PASSENGER AND CHARTER

The following table compares operating passenger revenues and statistics, in thousands, except as otherwise indicated, for the years ended 1997 and 1996:


   Operating Passenger                                                           Increase
   Revenues and Statistics                      1997           1996             (Decrease)          %
   ----------------------------------------------------------------------------------------------------
   Interisland:
      Passenger revenues. . . . . . .      $  132,626       $  133,019             (393)          (0.3)
      Revenue passengers. . . . . . .           3,735            3,828              (93)          (2.4)
      Revenue passenger miles . . . .         497,137          508,286          (11,149)          (2.2)
      Available seat miles. . . . . .         859,545          921,752          (62,207)          (6.7)
      Passenger load factor . . . . .           57.8%            55.1%              2.7            5.0
      Yield . . . . . . . . . . . . .           26.7 CENTS       26.2 CENTS         0.5 CENTS      1.9

   Transpac:
      Passenger revenues. . . . . . .      $  180,424       $  173,419            7,005            4.0
      Revenue passengers. . . . . . .           1,168            1,080               88            8.1
      Revenue passenger miles . . . .       2,819,783        2,647,869          171,914            6.5
      Available seat miles. . . . . .       3,569,138        3,371,049          198,089            5.9
      Passenger load factor . . . . .           79.0%            78.5%              0.5            0.5
      Yield . . . . . . . . . . . . .            6.4 CENTS        6.5 CENTS        (0.1) CENTS    (1.5)

   Southpac:
      Passenger revenues. . . . . . .       $  19,104        $  19,828             (724)          (3.7)
      Revenue passengers. . . . . . .              61               63               (2)          (3.2)
      Revenue passenger miles . . . .         162,136          167,850           (5,714)          (3.4)
      Available seat miles. . . . . .         270,926          279,154           (8,228)          (2.9)
      Passenger load factor . . . . .           59.9%            60.1%             (0.2)          (0.3)
      Yield . . . . . . . . . . . . .           11.8 CENTS       11.8 CENTS           -              -

   Overseas Charter:
      Charter revenues. . . . . . . .       $  37,172        $  27,835            9,337           33.5
      Revenue passengers. . . . . . .             253              190               63           33.2
      Revenue passenger miles . . . .         683,384          515,982          167,402           32.4
      Available seat miles. . . . . .         739,619          528,787          210,832           39.9

Interisland passenger revenues decreased by $393,000 or 0.3% to $132.6 million in 1997 from $133.0 million in 1996. Interisland passenger revenues were impacted by softness in tourism throughout the State of Hawaii, principally through the first six months of 1997. The decrease in Interisland passenger revenues was also caused by less ASM as evidenced by the 6.7% decrease in available seat miles year over year. The decrease in revenue passengers carried and RPM, however were offset by a 0.5CENTS or 1.9% increase in yield, the result of certain price increases initiated in the Interisland market by the Company in the latter months of 1997.

Transpac passenger revenues totaled $180.4 million in 1997, an increase of $7.0 million or 4.0% over 1996 Transpac passenger revenues of $173.4 million. In 1997, the Company adjusted its Transpac frequencies to particular Transpac destinations depending on market demand. The Company experienced increases of 8.1% and 6.5% in its passengers carried and RPM, respectively. However, these increases were offset by a 0.1CENTS or 1.5% decrease in yield reflecting more aggressive pricing actions taken by the Company to stimulate travel demand and be competitive, primarily in the second and third quarters of 1997. These pricing strategies, combined with cooperative advertising and promotions, were targeted at Transpac markets in which the Company had increased its level of service and those in which the Company maintained code share alliances.

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

                               OPERATING EXPENSES

Operating expenses totaled $401.7 million in 1997, an increase of $19.3 million or 5.0% from total operating expenses of $382.4 million in 1996.

The following table compares operating expenses per ASM by major category for 1997 with 1996:


Operating                                                                  Increase
Expenses Per ASM                               1997           1996        (Decrease)        %
------------------------------------------------------------------------------------------------
Wages and benefits . . . . . . . .            2.11 CENTS     2.13 CENTS    (0.02) CENTS    (0.9)
Aircraft fuel, including taxes and oil        1.44           1.49          (0.05)          (3.4)
Maintenance materials and repairs.            1.40           1.35           0.05            3.7
Rentals and landing fees . . . . .            0.60           0.69          (0.09)         (13.0)
Sales commissions. . . . . . . . .            0.24           0.26          (0.02)          (7.7)
Depreciation and amortization. . .            0.20           0.17           0.03           17.6
Other. . . . . . . . . . . . . . .            1.40           1.41          (0.01)          (0.7)
                                              ----------     ----------    ------------   ------
   Total . . . . . . . . . . . . .            7.39 CENTS     7.50 CENTS    (0.11) CENTS    (1.5)
                                              ----------     ----------    ------------   ------
                                              ----------     ----------    ------------   ------

All fluctuations in operating expenses per ASM were affected by an overall increase in ASM of approximately 6.6% in 1997 from 1996. Significant year to year variances were as follows:

Wages and benefits per ASM decreased by 0.02CENTS or 0.9%. The dilutive effect of increased ASM was offset by increased wages and benefits in 1997 of $6.0 million or 5.5% over 1996. Wages and benefits totaled $114.6 million in 1997 versus $108.6 million in 1996. The Company incurred additional customer service, crew and inflight wages and benefits primarily due to increased long-haul flying.

Aircraft Fuel per ASM decreased year over year by 0.05CENTS or 3.4%. The effect of increased ASM was offset by an overall increase in Aircraft Fuel costs of $2.2 million or 2.9% to $78.1 million in 1997 from $75.9 million in 1996. The Company incurred $3.5 million in additional costs from the consumption of approximately 4.5 million or 4.6% more gallons of fuel in 1997 than in 1996 and $1.1 million in aggregate realized and unrealized losses on the Company's Aircraft Fuel derivative financial instruments. These additional costs were offset by a decrease in Aircraft Fuel expense year over year of $2.2 million resulting from a decrease in the average cost per gallon of 2.2CENTS or 2.9%.

Maintenance materials and repairs per ASM increased by 0.05CENTS or 3.7% in 1997 from 1996. The Company experienced $7.3 million or 10.6% in additional maintenance principally due to 1) $5.7 million more in DC-10 maintenance expense as the Company utilized between nine and ten DC-10 aircraft throughout 1997 versus a varying fleet of eight to ten DC-10 aircraft in 1996 due to increased long-haul frequencies and 2) $1.2 million more in DC-9 airframe and engine repairs.

Rentals and landing fees per ASM were primarily affected by decreased landing fees of $2.2 million in 1997. A two-year moratorium was placed on landing fees at all airports in Hawaii commencing September 1, 1997. The Company had averaged approximately $500,000 per month in landing fees at airports in the State of Hawaii prior to the moratorium.

Depreciation and amortization per ASM increased by 0.03CENTS or 17.6%. Depreciation and amortization totaled $10.7 million in 1997 versus $8.7 million in 1996. A majority of this $2.0 million or 23.0% increase in 1997 is due to 1) $1.2 million in additional depreciation and amortization on DC-9 and DC-10 capitalized parts and overhauls and 2) $548,000 in additional depreciation on DC-9 flight equipment financed through capital leases.

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

               CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

As promulgated by the FASB's Emerging Issues Task Force, in fourth quarter 1997, the Company wrote off business process reengineering costs it had previously capitalized. As discussed below in INFORMATION TECHNOLOGY SYSTEMS AND YEAR 2000, the Company has commenced and committed significant resources to upgrading its business processes and information technology for strategic and year 2000 positioning. The write-off totaled approximately $450,000, net of income tax benefit of approximately $300,000.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash and liquid short-term investment securities on hand at December 31, 1998 of $31.0 million, internally generated funds and a credit facility with total availability of $11.1 million as of December 31, 1998, with aggregate term loans and letters of credit outstanding in the amounts of $4.9 million and $1.1 million, respectively. The Company believes that its ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund its capital expenditure programs and to cover debt and other cash requirements in the foreseeable future.

Cash and cash equivalents for the year ended December 31, 1998 increased by $15.3 million from December 31, 1997. Operating activities for the year ended December 31, 1998 provided $30.2 million in cash and cash equivalents, primarily due to the Company generating $17.4 million in operating income. Investing activities for the year ended December 31, 1998 used $22.8 million of cash and cash equivalents primarily to acquire property and equipment, including two used aircraft as discussed below, continued investments in improved software, hardware and implementation costs and capitalized portions of DC-9 checks and overhauls. Including the effects of the two used aircraft discussed below, the Company had estimated its capital expenditures in 1998 to approximate $29.6 million. Financing activities for the year ended December 31, 1998 provided $7.9 million in cash and cash equivalents, principally the result of $7.6 million in net borrowings related to its debt and capital lease obligations.

The Company estimates that its capital expenditures in 1999 will approximate $49.8 million. Approximately, $20.8 million is associated with the acquisition of additional aircraft as discussed below. The remaining $29.0 million principally represents (1) capitalized portions of DC-9 and DC-10 checks, overhauls and configurations; (2) improvements in software and related hardware and airport and office facilities; and (3) purchase of ground equipment and other assets. Acquisition of additional aircraft is anticipated to be funded primarily through debt financings. Other authorized expenditures will be funded through use of available cash and cash equivalents and internally generated funds.

                         ROUTES, AIRCRAFT AND EMPLOYEES

In September 1998, the Company announced plans to expand its Transpac operations by adding in first quarter 1999 four weekly nonstop flights between Los Angeles and Maui and three weekly flights from Los Angeles to Maui to Kona on the Big Island of Hawaii. Further, in November 1998, a charter agreement was entered into with Renaissance Cruises. The two-year agreement provides for approximately 20 round-trip charter flights per month between Los Angeles and Tahiti, commencing in August 1999. The agreement is estimated to be worth more than $70 million in incremental passenger charter revenue to the Company.

Additional wide-body aircraft will be required to service the additional Transpac frequencies discussed immediately above. In November 1998, the Company entered into a purchase agreement for two used DC-10-30 aircraft. As of December 31, 1998, the Company had taken delivery of one of the used DC-10-30 aircraft. Delivery of the second used DC-10-30 aircraft took place during the first quarter 1999. Efforts have also commenced to acquire a third DC-10-30 aircraft. It is anticipated that approximately 280 to 380 additional employees will be hired to service the new routes.

In December 1998, the Company entered into a purchase agreement to acquire two used DC-9-50 aircraft in an attempt to maximize its code sharing arrangements with American and Northwest. The aircraft will be used in the Interisland market. As of December 31, 1998, one of the used DC-9-50 aircraft had been acquired. Delivery of the second used DC-9-50 is anticipated in first quarter 1999.

As stated earlier, the aircraft purchases discussed above have and will be primarily funded through debt financing. Management continues to assess the status and alternatives with regard to its DC-10 and DC-9 fleet, including, but not limited to, the extension of existing leases, exercise of purchase options and replacement of aircraft.

The Company also has been provisionally awarded authority to commence nonstop flight operations between Tokyo and Maui in January 2000. No estimate can be given as to when or if a final decision awarding the route will be issued by the DOT. A decision by the Company to progress on operation of the route is subject to a number of future events, the outcome of which cannot be predicted at this time, including, in addition to the issuance of a final order from the DOT, obtaining takeoff and landing slots at the Narita International Airport and the resolution of litigation over lengthening of the runway in Maui.

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

Pursuant to its reorganization in 1994, the Company granted warrants to certain individuals, which, as adjusted for anti-dilution provisions, entitled such individuals to purchase 1,618,972 shares of Common Stock (the "Reorganization Warrant Shares") at $1.67 per share. As of December 31, 1997, all of the warrants had been exercised.

The AMR Warrant Shares have been included in a registration statement filed by the Company with the Securities and Exchange Commission, which became effective on December 31, 1998. Pursuant to piggyback rights, the registration statement also includes the Reorganization Warrant Shares and 2.2 million shares of Common Stock owned by Airline Investors Partnership, L.P.

                        DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 1998, the Company utilized crude oil forward contracts to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. The Company employs a strategy whereby crude oil contracts are used to cover up to 45% of the Company's anticipated aircraft fuel needs on a rolling 12 month basis.

At December 31, 1998, the Company had petroleum forward contracts to purchase 45,000 barrels of crude oil in the aggregate amount of $722,000 through February 1999. These forward contracts represented approximately 1% of the Company's anticipated 1999 aircraft fuel needs. At December 31, 1998, the estimated fair value and carrying value of these outstanding contracts was a net receivable of $200,000. Included as a component of Aircraft Fuel Cost are net realized and unrealized losses on such contracts amounting to $2.3 million and $1.1 million for the years ended December 31, 1998 and 1997, respectively.

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

                             FREQUENT FLYER PROGRAM

The Company's HawaiianMiles frequent flyer program was initiated in 1983. As of December 31, 1998 and 1997, HawaiianMiles had more than 693,000 and 642,000 members, respectively, including approximately 518,000 and 432,000 active members, respectively.

The HawaiianMiles program allows passengers to earn mileage credits by flying Hawaiian Airlines and other carriers, particularly Continental and Northwest. Members may also receive mileage credits pursuant to exchange agreements maintained by Hawaiian with a variety of entities, including hotels, car rental firms, credit card issuers and long distance telephone service companies. The Company also sells mileage credits to other companies participating in the program.

HawaiianMiles members are entitled to a choice of various awards based on accumulated mileage, with a majority of the awards being certain free air travel at a later date. Travel awards available in the HawaiianMiles program range from a 5,000 mile award, which offers a one-way Interisland flight, to 60,000 and 75,000 mile awards, which offer a round trip first-class Transpac flight and a round trip first-class Southpac flight, respectively. Miles traveled under the HawaiianMiles program are accounted for as revenue passenger miles, which, in turn, are used in the calculation of the Company's yield. Non-travel awards are valued at the incremental cost of tickets exchanged for such awards.

The Company recognizes a liability in the period in which members have accumulated sufficient mileage points to allow for award redemption. The liability is adjusted based on net mileage earned and utilized for award redemption on a monthly basis. The incremental cost method is used, computed primarily on the basis of fuel and catering costs, exclusive of any overhead or profit margin. In estimating the amount of such incremental costs to be accrued in the liability for potential future HawaiianMiles free travel, a current average cost per award mile is determined. Incremental fuel expended per passenger is based on engineering formulas to determine the quantity used for the weight of each added passenger and baggage. Such incremental quantity of fuel is priced at current levels. Catering is based on average cost data per passenger for the most recent 12-month period.

As of December 31, 1998 and 1997, HawaiianMiles members had accumulated approximately 3.7 billion and 3.0 billion miles, respectively, representing liabilities totaling approximately $1.1 million. The Company's accruals assume full redemption of mileage points. During the years ended December 31, 1998, 1997 and 1996, 1.2 billion, 736 million and 857 million award miles were redeemed, respectively.

The Company believes that the usage of free travel awards will not result in the displacement of revenue customers and, therefore, such usage will not materially affect the Company's liquidity or operating results. The use of free travel awards is subject to review by the Company to limit the possibility of displacing revenue passengers. HawaiianMiles travel redemption accounted for approximately 4.1%, 2.4% and 2.9% of Interisland traffic and a negligible percentage of Transpac and Southpac traffic in 1998, 1997 and 1996, respectively.

                  INFORMATION TECHNOLOGY SYSTEMS AND YEAR 2000

The Company is currently in the process of bringing a number of major information technology systems on line for strategic purposes as well as to address issues associated with the year 2000. These information technology projects are designed to either replace or enhance existing systems, including local and wide area networks, yield management and all or portions of revenue and financial accounting. Estimated external costs associated with these efforts is estimated to approximate $10 to $12 million, of which approximately $8 million had been incurred as of December 31, 1998.

In addition to replacing a number of core information systems, the Company has recognized the potential impact of the year 2000 on its operations and has established a dedicated director and Year 2000 Project Office to oversee the Company's compliance efforts. The Year 2000 Project Office operates on four tracks including 1) information and communication systems; 2) hardware; 3) business partnerships; and 4) government and externalities. Each track utilizes the Federal General Accounting Office methodology and available best practices. The strategy is to create a comprehensive review of mission critical systems as they apply to the continuum of Hawaiian Airlines' business operations.

STATE OF READINESS

The Company has and continues to perform constant awareness activities through regular informational briefings and newsletter updates, formal briefs of management and senior management, and the development of "personal Y2K kits" for all employees to address their concerns. The Company has initiated public relations activities, and is working with the Air Transport Association (the "ATA") on a coordinated industry effort.

The Company has inventoried all of its hardware and software applications and is in the process of formally documenting its inventory assessments. Applications and hardware configurations of computers operating on the Company's networks have been audited using automated tools, and standalone machines will be subjected to the same detailed audits.

Remediation of legacy systems is well underway with completion of all remediation expected before April 30, 1999. Hawaiian has contracted with external vendors to assist in its testing efforts and is currently developing the requisite background information prior to testing.

The Company continues an aggressive business partner management program and is in the process of following up with vital and important vendors via telephone survey. Critical vendors not covered under the ATA effort are planned for site visit by Hawaiian Airlines personnel.

Hardware assessments have found a very small amount of equipment being date aware, with no systems yet identified as requiring remediation. Currently, the Company believes that all mission critical systems will be remediated and tested by a target milestone of mid-1999.

ESTIMATED COSTS TO ADDRESS YEAR 2000 ISSUES

Because a substantial portion of the Company's information systems are being replaced by new applications that are represented to be Year 2000 compliant, the Company's remaining Year 2000 issues are primarily related to remediation of legacy code and assistance in conducting Year 2000 testing. The Company estimates that it will expend $1 to $2 million for such remediation and testing. This will be in addition to the $10 to $12 million for replacement of the Company's information systems as described above.

CONTINGENCY PLANS FOR HAWAIIAN AIRLINES

In addition to its normal operational disaster recovery plans, Hawaiian Airlines will be including Year 2000 specific activities. To this end, the Company has established a dedicated position for the coordination of contingency plans. While the Company believes that all systems will be Year 2000 ready, all critical, vital, and important systems will have appropriate contingency plans developed to address complete and partial systems failure. Contingency plans are expected to be completed in May of 1999.

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

Notwithstanding the foregoing, the Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or, which the Company believes is the most reasonably likely worst case scenario, failure of those systems operated by third parties on which the Company's business relies (including those of the Federal Aviation Administration) to operate properly beyond 1999. There can be no assurance that such systems will be modified for Year 2000 operational requirements on a timely basis. Because of the variables associated with the year 2000 date problem, management cannot give assurance that in-progress system transitions will be sufficient or assure that the Company will not be affected by the year 2000 issue in some form or manner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to certain market risks related to its aircraft fuel. Refer to BUSINESS, OPERATIONS, FUEL contained in Part I, Item 1 of this Form 10-K and DERIVATIVE FINANCIAL INSTRUMENTS, as described above for further discussion on aircraft fuel and related financial instruments.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information provided in the Company's 1999 Proxy Statement is incorporated herein by reference other than the following, which comprise the Executive Officers of the Company.

JOHN W. ADAMS has been Chairman of the Board of Directors of Hawaiian Airlines since February 2, 1996 and he is also Chairman of the Executive Committee. He has been the President since 1984 of Smith Management Company, a private investment firm. He was a member of the Board of Directors of Harvard Industries, Inc. from October 1994 until November 1998, and was Chairman of the Board and Chief Executive Officer from February 1997 until November 1998. He served on the Board of Directors of Servico, Inc., a lodging owner and management company, from April 1994 until August 1997, being Chairman of the Board from December 1995 until he resigned from the Board. Mr. Adams was Chairman of the Board of Directors of Regency Health Services, Inc. from July 1994 until October 1997. Age 55.

PAUL J. CASEY has been President and Chief Executive Officer of Hawaiian Airlines since April 1997. He has also been a director and a member of the Executive Committee of Hawaiian Airlines since April 1997. He was the President and Chief Executive Officer of the Hawaii Visitors and Convention Bureau from 1995 until March 1997. He was Managing Director-Asia/Pacific of the Thomas Cook Group during 1994. He was Vice President-International Division of Continental Airlines from 1991 until 1994, and Vice President-Asia/Pacific of Continental Airlines from 1985 until 1991. Age 53.

JOHN L. GARIBALDI has been Executive Vice President and Chief Financial Officer of Hawaiian Airlines since May 1996. He was Vice President and Chief Financial Officer of the Queen's Health Systems from 1992 until 1996 and Senior Vice President-Finance and Planning and Chief Financial Officer of Aloha Airgroup, Inc./Aloha Airlines, Inc. from 1985 until 1992. Age 46.

JOHN B. HAPP has been Senior Vice President-Marketing & Sales of Hawaiian Airlines since December 15, 1997. He served dual roles of Vice President Market Planning for LTU Airlines and Vice President Marketing for their subsidiary, Go America, from 1996 to 1997. From 1989 to 1996, he held various senior marketing and business development positions at Continental Airlines, Inc., including most recently Managing Director of the Newark Business Unit. Age 43.

RUTHANN S. YAMANAKA has been Senior Vice President-Human Resources of Hawaiian Airlines since March 1, 1998. She was Senior Vice President-Assistant Director, Human Resources for Bank of Hawaii from July 1994 through February 1998 and Manager, Quality Assurance Administration from 1988 to 1994. Age 45.

LYN F. ANZAI has been Vice President-General Counsel and Corporate Secretary of Hawaiian Airlines since July 1997. She was Senior Counsel in the
Corporate/Investment Legal Division of Kamehameha Schools Bishop Estate from November 1990 until July 1997. Age 56.

DAVID M. BOAZ has been Vice President-Flight Operations of Hawaiian Airlines since June 1997. He was Managing Director of Delta Airlines, Inc. in the People's Republic of China from 1996 to 1997. He was Chief Pilot in Los Angeles for Delta Airlines, Inc. from 1991 until 1996. Age 62.

H. NORMAN DAVIES JR. has been Vice President-Safety and Security of Hawaiian Airlines since January 6, 1997. He was Chief Pilot in New York for Delta Airlines, Inc. from November 1991 until June 1996. Age 62.

MICHAEL P. LOO has been Vice President-Controller of Hawaiian Airlines since 1996. He was Staff Vice President-Controller of Hawaiian Airlines from 1994 until 1995. He was previously with KPMG LLP until 1993. Age 34.

CLARENCE K. LYMAN has been Vice President-Finance, Treasurer and Assistant Corporate Secretary of Hawaiian Airlines since 1991. Age 53.

GLEN L. STEWART has been Vice President-Transpacific and Southpacific Marketing of Hawaiian Airlines since 1993. He was Senior Vice President-Transpacific of Hawaiian Airlines from 1991 to 1993. Age 56.

GLENN G. TANIGUCHI has been Vice President-Schedule Planning and Reservations of Hawaiian Airlines since 1995. He was Staff Vice President-Schedule Planning and Reservations of Hawaiian Airlines from 1991 until 1995. Age 56.

Effective February 1, 1999, Blaine J. Miyasato was appointed Vice
President-In-Flight, Catering and Product Development of Hawaiian Airlines. From 1993 to 1998 he held various senior positions at the Company including most recently Senior Director-In-Flight, Product Development & Catering. Age 36.

Effective March 1, 1999, Edward W. Pinion was appointed Vice
President-Purchasing of Hawaiian Airlines. He was manager of aviation fuels for BHP/Tesoro from March 1996 until 1999. From 1994 to 1996, he was Commander of the Defense Fuel Region, Pacific, and Commander of the Defense Logistics Agency, Pacific, at Camp H.M. Smith. Age 48.

All officers are appointed annually by the Board of Directors at their first meeting after the annual meeting of stockholders at which the Board of Directors is elected.

No executive officer of the Company bears any relationship by blood, marriage or adoption to any other executive officer or director, except that John W. Adams' sister is married to director Robert G. Coo.

In September 1993, the Company, HAL, INC. and West Maui Airport, Inc. filed a voluntary petition for relief under Chapter 11. At the time or within two years before the time of the Chapter 11 filing, Messrs. Lyman and Stewart were executive officers of the Company, HAL, INC. and/or West Maui Airport, Inc.

Information provided in the Company's 1999 Proxy Statement is incorporated herein by reference for Part III, Items 11 through 13 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       1.   Financial Statements.

               Independent Auditors' Report.

               Balance Sheets, December 31, 1998 and 1997.

               Statements of Operations for the Years ended December 31, 1998, 1997 and 1996.

               Statements of Shareholders' Equity and Comprehensive Income for the Years ended December 31, 1998, 1997 and 1996.

               Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996.

               Notes to Financial Statements.

               Quarterly Financial Information (Unaudited).

               Selected Financial and Statistical Data.

          2.   Financial Statement Schedule.

               Independent Auditors' Report on Financial Statement Schedule for the Years Ended December 31, 1998, 1997 and 1996.

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

(b)       Reports on Form 8-K.

          None.

(c)       Exhibits.

          Exhibit 3          Articles of Incorporation, Bylaws

                             (1) Restated Articles of Incorporation of the Company filed as Exhibit 3(a) to the Company's Registration Statement on Form S-3 as filed December 31, 1998 is incorporated herein by reference.

                             (2) Amended and Restated Bylaws of the Company filed as Exhibit 3.1 to the Company's Current Report on Form 8-K as filed September 14, 1998 is incorporated herein by reference.

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

                             (6) Amendment No. 3 to the Rights Agreement, as amended, dated as of May 21, 1998, by and between Hawaiian Airlines, Inc. and ChaseMellon Shareholder Services, L.L., C., as successor to Chemical Trust Company of California, filed as Exhibit 4 to the Company's Amendment No. 2 to Registration Statement on Form 8-A as filed May 22, 1998 in incorporated herein by reference.

                             (7) Amendment No. 4 to the Rights Agreement, as amended, dated as of August 28, 1998, by and between Hawaiian Airlines, Inc. and ChaseMellon Shareholder Services, L.L., C., as successor to Chemical Trust Company of California, filed as Exhibit 5 to the Company's Amendment No. 3 to Registration Statement on Form 8-A as filed September 14, 1998 in incorporated herein by reference.

                             (8) The Company agrees to provide the Securities and Exchange Commission, upon request, copies of instruments defining the rights of security holders of long-term debt of the Company.

          Exhibit 10         Material Contracts

                             (a) The following contracts filed as Exhibit 10 to the Company's Amendment No. 1 to Registration Statement on Form S-2 as filed July 12, 1996 are incorporated herein by reference:

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

                             (b) The following contracts filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are incorporated herein by reference:

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

                                  (3) Hawaiian Airlines, Inc. 1996 Nonemployee Director Stock Option Plan;

                                  (4)  Employment Agreement dated as of May 1,
                                       1996 by and between John L. Garibaldi and the Company;

                                  (5)  Form of Secured Promissory Note dated
                                       September 12, 1996;

                                  (6)  Form of Stock Pledge Agreement dated as
                                       of September 12, 1996.

                             (c) The following contracts filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 are incorporated herein by reference:

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

                                  (5)  Separation Agreement and Complete
                                       Settlement and Release of All claims,
                                       dated as of February, 1997, between the
                                       Company and Bruce R. Nobles;

                                  (6)  Employment Agreement, effective as of
                                       April 14, 1997, between the Company and
                                       Paul John Casey.

                             (d) Code Share Agreement, dated July 15, 1997, between the Company and American Airlines, Inc. filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 are incorporated herein by reference.

                             (e) The following contracts filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are incorporated herein by reference:

                                  (1)  Employment Agreement, effective as of
                                       December 15, 1997, between the Company
                                       and John B. Happ;

                                  (2)  Employment Agreement, effective as of
                                       March 1, 1998, between the Company and
                                       Ruthann S. Yamanaka;

                                  (3)  Form of warrant for the Purchase of
                                       25,696 shares of Class A Common Stock
                                       issued to AMR Corporation;

                                  (4)  Form of Addendum to Warrant for the
                                       Purchase of Shares of Common Stock;

                                  (5)  Form of Amendment No. 1 to Warrant
                                       Certificate No. 12 for the Purchase of
                                       Shares of Common Stock;

                                  (6)  Form of Amendment No. 2 to Warrant
                                       Certificate No. 12 for the Purchase of
                                       Shares of Common Stock;

                                  (7)  Form of Amendment No. 1 to Warrant
                                       Certificate No. 23 for the Purchase of
                                       Shares of Common Stock;

                                  (8)  Form of Amendment No. 2 to Warrant
                                       Certificate No. 23 for the Purchase of
                                       Shares of Common Stock;

                                  (9) Aircraft Lease Agreement dated as of May 9, 1997, between American Airlines, Inc. and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;

                                  (10) Aircraft Lease Agreement dated as of
                                       December 12, 1997, between American
                                       Airlines, Inc. and Hawaiian Airlines,
                                       Inc. filed in redacted form since
                                       confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

                             (f) Aircraft Loan Agreement dated December 29, 1998, between Bank of Hawaii and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;

                             (g) Aircraft Sale and Purchase Agreement dated November 18, 1998, between Fin 3 Limited and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

                             (h) Form of Passenger Aircraft Charter Agreement dated November 9, 1997, effective
                                  February 1, 1998 between Hawaiian Vacations,
                                  Inc. and Hawaiian Airlines, Inc.

                             (i) Form of Passenger Aircraft Charter Agreement dated November 2, 1998 between Renaissance Cruises and Hawaiian Airlines, Inc.

              Exhibit 23     Consent of KPMG LLP.

              Exhibit 24     Power of Attorney.

              Exhibit 27     Financial data schedule.

                                  EXHIBIT INDEX



Exhibit Number              Description
--------------              ------------
     10(f)         Aircraft Loan Agreement dated December 29, 1998, between
                   Bank of Hawaii and Hawaiian Airlines, Inc. filed in
                   redacted form since confidential treatment has been
                   requested pursuant to Rule 24.b-2 for certain portions
                   thereof;

     10(g)         Aircraft Sale and Purchase Agreement dated November 18,
                   1998, between Fin 3 Limited and Hawaiian Airlines, Inc.
                   filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;

     10(h)         Form of Passenger Aircraft Charter Agreement dated
                   November 9, 1997, effective February 1, 1998 between
                   Hawaiian Vacations, Inc. and Hawaiian Airlines, Inc.

     10(i)         Form of Passenger Aircraft Charter Agreement dated
                   November 2, 1998 between Renaissance Cruises and Hawaiian
                   Airlines, Inc.

     23            Consent of KPMG Marwick LLP.

     24            Power of Attorney.

     27            Financial data schedule.


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             HAWAIIAN AIRLINES, INC.



March 29, 1999                   By    /s/ PAUL J. CASEY
                                      --------------------------------------
                                       Paul J. Casey
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



March 29, 1999                   By    /s/ JOHN L. GARIBALDI
                                      --------------------------------------
                                       John L. Garibaldi
                                       Executive Vice President
                                       and Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Hawaiian Airlines, Inc.:

We have audited the accompanying balance sheets of Hawaiian Airlines, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Airlines, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/  KPMG LLP
Honolulu, Hawaii
March 11, 1999

HAWAIIAN AIRLINES, INC.
BALANCE SHEETS (IN THOUSANDS)
DECEMBER 31, 1998 AND 1997


                                                                      1998           1997
                                                                   ----------    -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .   $   31,011     $   15,713
   Investment securities . . . . . . . . . . . . . . . . . . . .            -          4,003
   Accounts receivable, net of allowance for doubtful
       accounts of $500 in 1998 and 1997 . . . . . . . . . . . .       36,427         31,387
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . .        8,546          9,350
   Assets held for sale. . . . . . . . . . . . . . . . . . . . .        1,345          1,344
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .        4,578          4,344
                                                                   ----------    -----------

       TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . .       81,907         66,141
                                                                   ----------    -----------

PROPERTY AND EQUIPMENT:
   Flight equipment. . . . . . . . . . . . . . . . . . . . . . .       86,980         65,796
   Ground equipment, buildings and leasehold
       improvements. . . . . . . . . . . . . . . . . . . . . . .       23,526         17,612
                                                                   ----------    -----------

       Total . . . . . . . . . . . . . . . . . . . . . . . . . .      110,506         83,408
   Accumulated depreciation and amortization . . . . . . . . . .      (25,584)       (17,165)
                                                                   ----------    -----------

       PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . .       84,922         66,243
                                                                   ----------    -----------

OTHER ASSETS:
   Assets held for sale. . . . . . . . . . . . . . . . . . . . .        2,167          3,970
   Long-term prepayments and other . . . . . . . . . . . . . . .        6,065          6,920
   Reorganization value in excess of amounts
       allocable to identifiable assets, net . . . . . . . . . .       46,850         57,550
                                                                   ----------    -----------

       TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . .       55,082         68,440
                                                                   ----------    -----------

       TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .   $  221,911     $  200,824
                                                                   ----------    -----------
                                                                   ----------    -----------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
DECEMBER 31, 1998 AND 1997


                                                                      1998           1997
                                                                   ----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt . . . . . . . . . . . . . .   $    3,532     $    2,260
   Current portion of capital lease obligations. . . . . . . . .        4,614          4,244
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .       28,883         27,587
   Air traffic liability . . . . . . . . . . . . . . . . . . . .       22,131         21,169
   Other accrued liabilities . . . . . . . . . . . . . . . . . .       16,517         14,934
                                                                   ----------    -----------

       TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . .       75,677         70,194
                                                                   ----------    -----------

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . .       14,454          3,991
                                                                   ----------    -----------

CAPITAL LEASE OBLIGATIONS. . . . . . . . . . . . . . . . . . . .        5,966         10,580
                                                                   ----------    -----------

OTHER LIABILITIES AND DEFERRED CREDITS:
   Accumulated pension and other postretirement
       benefit obligations . . . . . . . . . . . . . . . . . . .       25,968         23,353
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,959          5,833
                                                                   ----------    -----------

       TOTAL OTHER LIABILITIES AND DEFERRED CREDITS. . . . . . .       34,927         29,186
                                                                   ----------    -----------

SHAREHOLDERS' EQUITY:
   Common Stock - $.01 par value, 60,000,000 shares authorized,
       40,997,335 and 40,624,586 shares issued and outstanding
       in 1998 and 1997, respectively (263,983 shares issuable
       in 1997). . . . . . . . . . . . . . . . . . . . . . . . .          410            409
   Special Preferred Stock - $.01 par value, 2,000,000 shares
       authorized, seven shares issued and outstanding . . . . .            -              -
   Capital in excess of par value. . . . . . . . . . . . . . . .       99,418         99,237
   Warrants. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,153          3,153
   Notes receivable from Common Stock sales. . . . . . . . . . .       (1,581)        (1,714)
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . .       (6,007)       (14,212)
   Accumulated other comprehensive loss -
       minimum pension liability adjustment. . . . . . . . . . .       (4,506)             -
                                                                   ----------    -----------

       SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . .       90,887         86,873
                                                                   ----------    -----------

   COMMITMENTS AND CONTINGENT LIABILITIES
       (NOTES 3, 4, 5, 6, 8, 9, 10 AND 11)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . .   $  221,911     $  200,824
                                                                   ----------    -----------
                                                                   ----------    -----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
STATEMENTS OF OPERATIONS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      1998           1997           1996
                                                                   ----------     ----------     ----------
OPERATING REVENUES:
   Passenger . . . . . . . . . . . . . . . . . . . . . . . . . .   $  354,245     $  332,154     $  326,266
   Charter . . . . . . . . . . . . . . . . . . . . . . . . . . .       35,742         37,172         27,835
   Cargo . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,682         21,272         20,123
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,746         13,618         10,249
                                                                   ----------     ----------     ----------
       TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .      426,415        404,216        384,473
                                                                   ----------     ----------     ----------

OPERATING EXPENSES:
   Wages and benefits. . . . . . . . . . . . . . . . . . . . . .      118,885        114,571        108,626
   Aircraft fuel, including taxes and oil. . . . . . . . . . . .       66,601         78,137         75,884
   Maintenance materials and repairs . . . . . . . . . . . . . .       84,004         76,267         68,984
   Rentals and landing fees. . . . . . . . . . . . . . . . . . .       30,541         32,707         34,995
   Sales commissions . . . . . . . . . . . . . . . . . . . . . .       11,655         13,033         13,369
   Depreciation and amortization . . . . . . . . . . . . . . . .       12,607         10,665          8,731
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       84,717         76,334         71,857
                                                                   ----------     ----------     ----------
       TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .      409,010        401,714        382,446
                                                                   ----------     ----------     ----------

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .       17,405          2,502          2,027
                                                                   ----------     ----------     ----------

NONOPERATING INCOME (EXPENSE):
   Interest and amortization of debt expense . . . . . . . . . .       (2,042)        (2,439)        (3,887)
   Interest income . . . . . . . . . . . . . . . . . . . . . . .        1,639          2,045          1,455
   Loss on disposition of equipment. . . . . . . . . . . . . . .         (831)          (140)          (729)
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .         (163)          (820)          (297)
                                                                   ----------     ----------     ----------
       TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,397)        (1,354)        (3,458)
                                                                   ----------     ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEMS
   AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . .       16,008          1,148         (1,431)

INCOME TAXES:
   Currently payable . . . . . . . . . . . . . . . . . . . . . .         (390)           (78)           (43)
   Reduction to Excess Reorganization Value. . . . . . . . . . .       (7,413)        (1,642)          (825)
                                                                   ----------     ----------     ----------
       TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,803)        (1,720)          (868)
                                                                   ----------     ----------     ----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE . . . . .        8,205           (572)        (2,299)

Extraordinary Gains, Net of Income Taxes
    (Currently payable of $26, Reduction to Excess
   Reorganization Value of $485) . . . . . . . . . . . . . . . .            -              -            766
                                                                   ----------     ----------     ----------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE. . . . . . . . . . . . . . . . . . . . .        8,205           (572)        (1,533)

Cumulative Effect of Change in Accounting Principle,
   Net of Income Taxes . . . . . . . . . . . . . . . . . . . . .            -           (450)             -
                                                                   ----------     ----------     ----------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . .     $  8,205      $  (1,022)     $  (1,533)
                                                                   ----------     ----------     ----------
                                                                   ----------     ----------     ----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NET INCOME (LOSS) PER COMMON STOCK SHARE:

BASIC
   Before extraordinary items and cumulative effect
       of change in accounting principle . . . . . . . . . . . .      $  0.20       $  (0.02)      $  (0.08)
   Extraordinary items, net of income taxes. . . . . . . . . . .            -              -           0.03
   Cumulative effect of change in accounting
       principle, net of income taxes. . . . . . . . . . . . . .            -          (0.01)             -
                                                                      -------       --------       --------
NET INCOME (LOSS) PER COMMON STOCK SHARE . . . . . . . . . . . .      $  0.20       $  (0.03)      $  (0.05)
                                                                      -------       --------       --------
                                                                      -------       --------       --------

DILUTED
   Before extraordinary items and cumulative effect
       of change in accounting principle . . . . . . . . . . . .      $  0.19       $  (0.02)      $  (0.08)
   Extraordinary items, net of income taxes. . . . . . . . . . .            -              -           0.03
   Cumulative effect of change in accounting
       principle, net of income taxes. . . . . . . . . . . . . .            -          (0.01)           -
                                                                      -------       --------       --------
NET INCOME (LOSS) PER COMMON STOCK SHARE . . . . . . . . . . . .      $  0.19       $  (0.03)      $  (0.05)
                                                                      -------       --------       --------
                                                                      -------       --------       --------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .       40,921       40,361 *       29,032 *
                                                                      -------       --------       --------
                                                                      -------       --------       --------
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,205       40,361 *       29,032 *
                                                                      -------       --------       --------
                                                                      -------       --------       --------


   The following table shows a reconciliation of the weighted average shares outstanding used in computing basic and diluted net income (loss) per Common Stock share:

   WEIGHTED AVERAGE COMMON STOCK SHARES OUTSTANDING. . . . . . .       40,921       40,361 *       29,032 *
   Incremental Common Stock shares issuable upon exercise of
       outstanding warrants and stock options
       (treasury stock method) . . . . . . . . . . . . . . . . .        1,284              -              -
                                                                      -------       --------       --------
   WEIGHTED AVERAGE COMMON STOCK SHARES AND
       COMMON STOCK SHARE EQUIVALENTS. . . . . . . . . . . . . .       42,205       40,361 *       29,032 *
                                                                      -------       --------       --------
                                                                      -------       --------       --------



* Includes shares reserved for issuance under the Consolidated Plan of Reorganization dated September 21, 1993, as amended.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (IN THOUSANDS) FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                                                      NOTES
                                                                                                                   RECEIVABLE
                                                                        SPECIAL      CAPITAL IN                      FROM
                                                           COMMON      PREFERRED      EXCESS OF                  COMMON STOCK
                                                            STOCK        STOCK        PAR VALUE       WARRANTS       SALES
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995 . . . . . . . . . . . .        $  94           $  -      $  41,193         $  900        $     -
Net loss . . . . . . . . . . . . . . . . . . . . . .            -              -              -              -              -
Minimum pension liability adjustment . . . . . . . .            -              -              -              -              -
Comprehensive loss . . . . . . . . . . . . . . . . .
Amortization of unearned compensation on options
     to acquire 592,500 shares of Common Stock . . .            -              -              -              -              -
Remeasurement of compensation on options
     to acquire shares of Common Stock . . . . . . .            -              -          1,071              -              -
Repurchase and retirement of 827,221 shares
     of Common Stock . . . . . . . . . . . . . . . .           (8)             -           (902)             -              -
Sale of 18,181,818 shares of Common Stock,
     net of $2.2 million of transaction costs. . . .          182              -         17,638              -              -
Issuance of warrants to acquire 974,669
     shares of Common Stock. . . . . . . . . . . . .            -              -              -            825              -
Issuance of seven shares of Special Preferred Stock.            -              -              -              -              -
Sale of 12,092,500 shares of Common Stock,
     net of $3.2 million of transaction costs. . . .          121              -         35,977              -         (1,926)
Exercise of options to acquire 415,000 shares of
     Common Stock. . . . . . . . . . . . . . . . . .            4              -            850           (168)           212
                                                           -------           ---       --------        -------         ------

BALANCE AT DECEMBER 31, 1996 . . . . . . . . . . . .          393              -         95,827          1,557         (1,714)
Net loss . . . . . . . . . . . . . . . . . . . . . .            -              -              -              -              -
Issuance of warrants to acquire 974,669
     shares of Common Stock. . . . . . . . . . . . .            -              -              -          2,328              -
Exercise of options to acquire 307,500 shares of
     Common Stock. . . . . . . . . . . . . . . . . .            3              -            495              -              -
Exercise of warrants to acquire 1,318,972 shares
     of Common Stock . . . . . . . . . . . . . . . .           13              -          2,915           (732)             -
                                                           -------           ---       --------        -------         ------

BALANCE AT DECEMBER 31, 1997 . . . . . . . . . . . .          409              -         99,237          3,153         (1,714)
Net income . . . . . . . . . . . . . . . . . . . . .            -              -              -              -              -
Minimum pension liability adjustment . . . . . . . .            -              -              -              -              -
Comprehensive income . . . . . . . . . . . . . . . .
Exercise of options to acquire 112,500 shares of
     Common Stock. . . . . . . . . . . . . . . . . .            1              -            181              -            133
                                                           -------           ---       --------        -------         ------

BALANCE AT DECEMBER 31, 1998 . . . . . . . . . . . .       $  410           $  -      $  99,418       $  3,153      $  (1,581)
                                                           -------           ---       --------        -------         ------
                                                           -------           ---       --------        -------         ------


                                                                                           ACCUMULATED
                                                              UNEARNED      ACCUMULATED  COMPREHENSIVE
                                                            COMPENSATION      DEFICIT         LOSS              TOTAL
----------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995 . . . . . . . . . . . .             $  (182)    $  (11,657)     $  (1,170)     $  29,178
Net loss . . . . . . . . . . . . . . . . . . . . . .                   -         (1,533)             -         (1,533)
Minimum pension liability adjustment . . . . . . . .                   -              -          1,170          1,170
                                                                                                            ---------
Comprehensive loss . . . . . . . . . . . . . . . . .                                                             (363)
                                                                                                            ---------
Amortization of unearned compensation on options
     to acquire 592,500 shares of Common Stock . . .                 182              -              -            182
Remeasurement of compensation on options
     to acquire shares of Common Stock . . . . . . .                   -              -              -          1,071
Repurchase and retirement of 827,221 shares
     of Common Stock . . . . . . . . . . . . . . . .                   -              -              -           (910)
Sale of 18,181,818 shares of Common Stock,
     net of $2.2 million of transaction costs. . . .                   -              -              -         17,820
Issuance of warrants to acquire 974,669
     shares of Common Stock. . . . . . . . . . . . .                   -              -              -            825
Issuance of seven shares of Special Preferred Stock.                   -              -              -              -
Sale of 12,092,500 shares of Common Stock,
     net of $3.2 million of transaction costs. . . .                   -              -              -         34,172
Exercise of options to acquire 415,000 shares of
     Common Stock. . . . . . . . . . . . . . . . . .                   -              -              -            898
                                                                --------     ----------       --------      ----------
BALANCE AT DECEMBER 31, 1996 . . . . . . . . . . . .                   -        (13,190)             -         82,873
Net loss . . . . . . . . . . . . . . . . . . . . . .                   -         (1,022)             -         (1,022)
Issuance of warrants to acquire 974,669
     shares of Common Stock. . . . . . . . . . . . .                   -              -              -          2,328
Exercise of options to acquire 307,500 shares of
     Common Stock. . . . . . . . . . . . . . . . . .                   -              -              -            498
Exercise of warrants to acquire 1,318,972 shares
     of Common Stock . . . . . . . . . . . . . . . .                   -              -              -          2,196
                                                                --------     ----------       --------      ----------
BALANCE AT DECEMBER 31, 1997 . . . . . . . . . . . .                   -        (14,212)             -         86,873
Net income . . . . . . . . . . . . . . . . . . . . .                   -          8,205              -          8,205
Minimum pension liability adjustment . . . . . . . .                   -              -         (4,506)        (4,506)
                                                                                                            ----------
Comprehensive income . . . . . . . . . . . . . . . .                                                            3,699
                                                                                                            ----------
Exercise of options to acquire 112,500 shares of
     Common Stock. . . . . . . . . . . . . . . . . .                   -              -              -            315
                                                                --------     ----------       --------      ----------
BALANCE AT DECEMBER 31, 1998 . . . . . . . . . . . .                $  -      $  (6,007)     $  (4,506)     $  90,887
                                                                --------     ----------       --------      ----------
                                                                --------     ----------       --------      ----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                            1998           1997           1996
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $  8,205      $  (1,022)     $  (1,533)
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . . . . . .    12,607         10,665          8,731
          Net periodic postretirement benefit cost . . . . . . . . . .     1,473            935            726
          Loss on disposition of equipment . . . . . . . . . . . . . .       831            140            729
          Income tax benefit recognized as a reduction to Excess
               Reorganization Value. . . . . . . . . . . . . . . . . .     7,413          1,342          1,310
          Stock option compensation. . . . . . . . . . . . . . . . . .         -              -          1,253
          Extraordinary gains, net of income taxes currently payable .         -              -         (1,251)
          Increase in accounts receivable. . . . . . . . . . . . . . .    (5,040)        (3,365)       (10,485)
          Decrease (increase) in inventories . . . . . . . . . . . . .       804         (2,300)           598
          Decrease (increase) in prepaid expenses. . . . . . . . . . .      (234)           501            959
          Increase in accounts payable . . . . . . . . . . . . . . . .     1,296            788          1,867
          Increase (decrease) in air traffic liability . . . . . . . .       962         (4,355)        (4,937)
          Increase (decrease) in other accrued liabilities . . . . . .     1,583          2,311         (3,106)
          Other, net . . . . . . . . . . . . . . . . . . . . . . . . .       293         (1,553)         6,138
                                                                       ---------      ---------      ---------
               NET CASH PROVIDED BY OPERATING ACTIVITIES.. . . . . . .    30,193          4,087            999
                                                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of investment securities.. . . . . . . . . . . . . . . . . .     4,001              -              -
     Purchase of investment securities.. . . . . . . . . . . . . . . .         -         (4,003)             -
     Additions to property and equipment . . . . . . . . . . . . . . .   (27,946)       (18,468)        (9,677)
     Net proceeds from disposition of equipment. . . . . . . . . . . .     1,153          1,422          2,780
                                                                       ---------      ---------      ---------

               NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . .   (22,792)       (21,049)        (6,897)
                                                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock. . . . . . . . . . . . . . . . . . . . .       182          2,694         52,846
     Issuance of long-term debt. . . . . . . . . . . . . . . . . . . .    13,359            792          7,564
     Repayment of long-term debt.. . . . . . . . . . . . . . . . . . .    (1,533)        (3,141)       (19,258)
     Repayment of capital lease obligations. . . . . . . . . . . . . .    (4,244)        (4,907)        (2,708)
     Proceeds on notes receivable from Common Stock sales. . . . . . .       133              -            212
     Repurchase and retirement of Common Stock . . . . . . . . . . . .         -              -           (910)
                                                                       ---------      ---------      ---------

               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . .     7,897         (4,562)        37,746
                                                                       ---------      ---------      ---------

               NET INCREASE (DECREASE) IN CASH AND CASH
                    EQUIVALENTS. . . . . . . . . . . . . . . . . . . .    15,298        (21,524)        31,848

Cash and cash equivalents - Beginning of Year. . . . . . . . . . . . .    15,713         37,237          5,389
                                                                       ---------      ---------      ---------

CASH AND CASH EQUIVALENTS - END OF YEAR. . . . . . . . . . . . . . . . $  31,011      $  15,713      $  37,237
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                            1998           1997           1996
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,864       $  2,267       $  3,579
     Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . .       761              -            250

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
     Minimum pension liability adjustment. . . . . . . . . . . . . . .     4,506              -         (1,170)
     Property and equipment financed
          through capital lease. . . . . . . . . . . . . . . . . . . .         -          9,432              -
     Issuance of warrants to acquire 974,669
          shares of Common Stock . . . . . . . . . . . . . . . . . . .         -          2,328            825
     Reclassification of accounts payable to
          long-term debt . . . . . . . . . . . . . . . . . . . . . . .         -              -         10,250
     Remeasurement of compensation on options
          to acquire shares of Common Stock. . . . . . . . . . . . . .         -              -          1,071
     Receipt of notes receivable from Common Stock sales . . . . . . .         -              -          1,926


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION

Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and is the largest airline headquartered in Hawaii, based on operating revenues of $426.4 million for 1998. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average and depending on seasonality, approximately 130 to 150 flights per day among the six major islands of the State of Hawaii ("Interisland"), daily service to Las Vegas and four key United States ("U.S.") West Coast gateway cities ("Transpac"), twice weekly service to Pago Pago, American Samoa and weekly service to Papeete, Tahiti in the South Pacific ("Southpac"). In 1998, the Company also operated, on average, six charter flights per week to Las Vegas and two charter rotations per week to Anchorage ("Overseas Charter"). The Company operates a fleet consisting of DC-9 aircraft and DC-10 aircraft.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Short-term cash equivalent investments at December 31, 1998 and 1997 were valued at cost and amounted to $27.0 million and $11.6 million, respectively.

INVESTMENT SECURITIES

Investment securities at December 31, 1997 consist of U.S. Treasury and mortgage-backed securities. The Company classifies its debt securities as available-for-sale with such securities recorded at cost, which approximates fair-value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

INVENTORIES

Inventories consisting of flight equipment expendable parts and supplies are stated at average cost, less an allowance for obsolescence.

ASSETS HELD FOR SALE

Assets held for sale consisting of expendable inventory parts and rotable flight equipment are stated at the lower of average cost or net realizable value for expendable inventory parts and the lower of average cost or fair value less cost to sell for rotable flight equipment. As of December 31, 1998 and 1997, the Company had approximately $3.5 million and $5.3 million, respectively, of expendable inventory parts and rotable flight equipment held for sale internally or on a consignment basis with a third party.

PROPERTY AND EQUIPMENT

Owned property and equipment are stated at cost. Costs of major improvements are capitalized. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

     Flight equipment. . . . . . . . . .  4-15 years, 15% residual value
     Ground equipment. . . . . . . . . .  5-15 years
     Airport terminal facility . . . . .  30 years
     Buildings . . . . . . . . . . . . .  15-20 years
     Leasehold improvements. . . . . . .  Shorter of lease term or useful life

Maintenance and repairs are charged to operations as incurred, except that (1) costs of overhauling engines are charged to operations in the year the engines are removed for overhaul and (2) scheduled heavy airframe overhauls and major structural modifications on DC-9 aircraft are recorded under the deferral method whereby the cost of overhaul is capitalized and amortized over the shorter of the period benefited or the lease term. Additionally, provision is made for the estimated cost of scheduled heavy airframe overhauls required to be performed on leased DC-9 aircraft prior to their return to lessors. Maintenance and repairs on DC-10 aircraft are charged to operations on a flight hour basis.

In 1997, the Company commenced concentrated efforts to update its information technology systems for strategic reasons. Direct external costs subsequent to the preliminary stage of these projects are capitalized as property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful life of each installation or module once it is complete and ready for its intended use.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

The Company emerged from Chapter 11 bankruptcy on September 12, 1994 (the "Effective Date") with Hawaiian Airlines being the sole surviving corporation. Under fresh start reporting, the reorganization value of the entity was allocated to the Company's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Company is reflected as reorganization value in excess of amounts allocable to identifiable assets ("Excess Reorganization Value") in the accompanying balance sheets. Excess Reorganization Value is amortized on a straight-line basis over 20 years. Accumulated amortization at December 31, 1998 and 1997 totaled approximately $15.0 million and $11.7 million, respectively. The estimated income tax benefit from the expected utilization of net operating loss carryforwards arising prior to the Effective Date has also been applied as a reduction to Excess Reorganization Value. The Company will continue to assess and evaluate whether the remaining useful life of the asset requires revision or, through the use of estimated future undiscounted cash flows over the remaining life of the asset, whether the remaining balance of the asset is recoverable. The assessment of the recoverability of the unamortized amount will be impacted if estimated future operating cash flows are not achieved.

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

STOCK OPTION PLANS

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (the "APB") No. 25, "Accounting for Stock Issued to Employees," in accounting for its fixed stock options. As such, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

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

EARNINGS (LOSS) PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of Common Stock shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock shares were exercised or converted into Common Stock shares or resulted in the issuance of Common Stock shares that then shared in the earnings of the Company. Outstanding rights, warrants and options to purchase shares of the Company's Common Stock are not included in the computation of diluted earnings per share if inclusion of these rights, warrants and options is antidilutive. For 1998, 1997 and 1996, options and warrants to purchase approximately 1.4 million, 2.5 million and 4.0 million shares of Common Stock, respectively, were outstanding, but not included in the computation of diluted earnings per share as inclusion of these options and warrants would be antidilutive. See Note 9.

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

Material estimates that are particularly susceptible to significant change relate to the determination of air traffic liability, accruals for loss contingencies and the amounts reported for accumulated pension and other postretirement benefit obligations. Management believes that such estimates have been appropriately established in accordance with generally accepted accounting principles.

SEGMENT INFORMATION

Due to the centralization of the Company's operations in the State of Hawaii and the interdependence of its routes, management considers its operations to be one industry segment.

RECLASSIFICATIONS

Certain prior year amounts were reclassified to conform to the 1998 presentation. Such reclassifications had no effect on previously reported financial condition and/or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes.

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

The Company adopted the provisions of SFAS Nos. 130, 131 and 132 effective January 1, 1998. Adoption of SFAS No. 130 did not result in the reclassification of comparative financial statement information presented for earlier periods. Adoption of SFAS No. 131 did not result in a modification to the Company's reporting segment and accordingly, comparative financial statement information presented for earlier periods was not restated. The Company's disclosures regarding pension and other postretirement benefits for prior periods have been restated to comply with the provisions of SFAS No. 132. Further, management does not expect the adoption of SFAS No. 133, SOP 98-1 or SOP 98-5 by the respective required dates to have a material impact on the Company's financial condition, results of operations, liquidity and/or previously reported financial information.

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

The cost of investment securities held at December 31, 1997, consisting of U.S. Treasury and mortgage-backed securities amounted to $3.0 million and $1.0 million, respectively, which approximates fair value. Investment securities held at December 31, 1997 are classified as available-for-sale and were sold during 1998. Realized gains and losses from the sale of such securities were not material in 1998 or 1997.

The estimated fair values of long-term debt amounted to $17.6 million and $6.3 million at December 31, 1998 and 1997, respectively. These fair values were estimated by discounting the future cash flow requirements of each instrument at rates currently offered at the respective year-end dates to the Company for similar debt instruments of comparable maturities.

In 1997, the Company began utilizing derivative financial instruments comprised of crude oil forward and options contracts to hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. At December 31, 1998, the Company had petroleum forward contracts to purchase 45,000 barrels of crude oil in the aggregate amount of $722,000 through February 1999. The estimated fair value and carrying value of these outstanding contracts was a net receivable of $200,000 at December 31, 1998. Realized and unrealized losses on such contracts amounted to $2.3 million and $1.1 million in 1998 and 1997, respectively, and are included as a component of aircraft fuel expense. The estimated fair value of these contracts are based on quoted market prices and generally have maturities of one year or less. The contracts are either exchanged or traded with counterparties of high credit quality; therefore, the risk of non-performance by the counterparties is considered to be negligible.

4.   FLIGHT EQUIPMENT

All of the Company's aircraft are leased except for one DC-10 and three DC-9s. At December 31, 1998 and 1997, the composition of the Company's aircraft fleet is as follows:

                                 1998                           1997
                        ------------------------------------------------------
   Aircraft Type         Leased        Owned            Leased       Owned
   -------------------  ------------------------------------------------------
   DC-10                       10            1                 9            -
   DC-9                        11            3                11            2
                        ------------------------------------------------------

   Total                       21            4                20            2
                        ------------------------------------------------------
                        ------------------------------------------------------

In November 1998, the Company entered into a purchase agreement for two used DC-10-30 aircraft. As of December 31, 1998, the Company had taken delivery of one DC-10-30 aircraft. Delivery of the second DC-10-30 aircraft took place during the first quarter 1999, subject to long term debt financing to be in place by the end of the first quarter 1999. Efforts have also commenced to acquire a third DC-10-30.

In December 1998, the Company entered into a purchase agreement to acquire two used DC-9-50 aircraft. The aircraft will be used in the Interisland market. At December 31, 1998, the first DC-9-50 had been delivered. Delivery of the second DC-9-50 is anticipated in first quarter 1999.

At December 31, 1998, the Company had purchase commitments for one DC-10-30 aircraft and one DC-9-50 aircraft in an aggregate amount of approximately $15 million.

5.   LEASES

AIRCRAFT LEASES

Ten DC-10 aircraft are leased from American under operating leases which expire in 2001. Effective January 31, 1996, the Company and American agreed to a reduction in basic rents due on DC-10 operating leases by approximately 28% through January 31, 1999, at which time such rents revert to their original levels. Rent has been expensed under the straight line method. Five and six DC-9 aircraft and related flight equipment are leased under operating and capital leases, respectively, for various periods through the year 2004. Most of the operating leases for DC-9 aircraft include renewal options and fair market value purchase options at the end of the lease period.

OTHER LEASES

The Company leases office space for its headquarters, airport facilities, ticket offices and certain ground equipment in varying terms to 2008.

GENERAL

Rent expense for aircraft, office space, real property and other equipment during 1998, 1997 and 1996 was $28.4 million, $26.6 million and $26.7 million, respectively, net of sublease rental income from operating leases of $66,000, $50,000 and $102,000, respectively.

Scheduled future minimum lease commitments under operating and capital leases for the Company as of December 31, 1998, in thousands, are as follows:

                                                                   Operating    Capital
                                                                    Leases      Leases
----------------------------------------------------------------------------------------
1999.............................................................. $ 20,695    $  5,365
2000..............................................................   18,787       3,572
2001.......................................................;......   12,785         842
2002..............................................................    2,248         842
2003..............................................................    2,237         242
Thereafter........................................................    8,285       1,804
                                                                   ---------   ---------

         Total minimum lease payments............................  $ 65,037    $ 12,667
                                                                   ---------
                                                                   ---------

         Less amount representing interest
              (rates ranging from 8.0% to 10.25%)................                 2,087
                                                                               ---------

         Present value of capital lease
         obligations.............................................                10,580

         Less current portion of capital lease
         obligations.............................................                 4,614
                                                                               ---------

         Capital lease obligations, excluding
         current portion.........................................              $  5,966
                                                                               ---------
                                                                               ---------

In addition to scheduled future minimum lease payments, the Company is required to pay for, under agreement with American, monthly DC-10 maintenance charges. These charges are based on flight hours for the month and are expensed as incurred. See Note 11. For the years ended December 31, 1998, 1997 and 1996, the Company incurred $55.4 million, $50.9 million and $45.2 million, respectively, in maintenance charges under such agreement.

The net book value of property held under capital leases as of December 31, 1998 and 1997 totaled $19.8 million and $21.4 million, respectively. Amortization of property held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

6.   DEBT

At December 31, 1998 and 1997, the Company's long-term debt consists of the following, in thousands:

                                                                                1998                     1997
         -----------------------------------------------------------------------------------------------------------
         Secured obligations due 1999-2005..........................          $ 17,986                  $ 6,161

         Other obligations paid in 1998.............................                 -                       90
                                                                          -----------------        -----------------

                                                                                17,986                    6,251

         Current portion............................................            (3,532)                  (2,260)
                                                                          -----------------        -----------------

              Long-term debt obligations, excluding current portion           $ 14,454                  $ 3,991
                                                                          -----------------        -----------------
                                                                          -----------------        -----------------

Secured obligations due 1999-2005 are as follows:

(1) A promissory note executed in 1998 for the acquisition of a used DC-10-30 aircraft. The note is secured by lien on the aircraft, as described in the security agreement. The note is due in 2005 and is payable in monthly installments of principal and interest of $131,553. Interest accrues at 8.15% per annum. At December 31, 1998, $8.4 million was outstanding;

(2) A promissory note executed in 1998 for the acquisition of a used DC-9-50 aircraft. The note is secured by first priority liens on the aircraft, other collateral as described in the security agreement and a $1.0 million letter of credit issued under the Credit Facility defined below. The note is due in 2005 and is payable in monthly installments of principal and interest ranging from $78,039 to $34,673. Interest accrues at 8.95% per annum. At December 31, 1998, $4.3 million was outstanding;

(3) A secured note executed in 1993 for the purchase of a DC-9 aircraft from a lessor. The mortgage note is due in 1999 and is payable in monthly installments of principal and interest of $59,876. Interest accrues at 10.315% per annum. At December 31, 1998 and 1997, $405,000 and $1.0 million, respectively, were outstanding;

(4) The Company maintains a Credit Facility with CIT Group/Credit Finance, Inc. (the "Credit Facility"). The Credit Facility consists of two secured term loans and a secured revolving line of credit including up to $6.0 million of letters of credit. The term loans will amortize in equal installments over periods of 48 and 60 months, respectively. The outstanding principal amounts of the term loans will become due and payable upon termination of the Credit Facility. Available credit is subject to change determined by recalculation of the borrowing base, repayments due under the term loans and repayments arising from the disposition and other changes in the related collateral securing the Credit Facility. The Credit Facility has an initial term of three years from April 29, 1996 and renews automatically for successive terms of two years each, unless terminated by either party on at least 60 days notice prior to the end of the then-current term. Interest accrues at prime plus 2.0% (8.16% at December 31, 1998). The Company may terminate the Credit Facility at any time, on 30 days notice and payment of certain early termination fees during the initial term and without termination fees during any renewal term.

     As of December 31, 1998, the total availability under the Credit Facility was $11.1 million with aggregate term loans and letters of credit outstanding in the amounts of $4.9 million and $1.1 million, respectively. As of December 31, 1997, the total availability under the Credit Facility was $11.9 million with aggregate term loans and letters of credit outstanding in the amounts of $5.2 million and $100,000, respectively.

     The Credit Facility is secured by a first lien on substantially all of the Company's property, excluding the Company's owned and leased aircraft, the Company's aircraft engines while installed on an aircraft and certain security deposits. In addition, terms of the Credit Facility restrict the Company from paying any cash or stock dividends on its Common Stock.

Other obligations paid in 1998 represented priority tax claims for various taxing jurisdictions recognized upon the Company's emergence from Chapter 11 bankruptcy. The obligations bore interest at 7.0% per annum and were payable in 24 quarterly installments commencing on the first anniversary of the Effective Date.

Maturities of long-term debt for the Company, including those estimated for the Credit Facility, as of December 31, 1998, in thousands, are as follows:

1999.......................... $3,532
2000..........................  3,259
2001..........................  3,404
2002..........................  2,016
2003..........................  2,112
Thereafter....................  3,663

7.   INCOME TAXES

Income tax expense is based on an estimated annual effective tax rate, which differs from the federal statutory rate of 35% in 1998 and 34% in 1997 and 1996, primarily due to state income taxes and certain nondeductible expenses. The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes.

The estimated income tax benefit from the expected utilization of net operating loss carryforwards arising prior to the Effective Date has been, and will continue to be, applied as a reduction to Excess Reorganization Value, not as a reduction to income tax expense. While generally accepted accounting principles require that a provision for income tax be recorded, a majority of the provision for 1998, 1997 and 1996 will not require cash outlay as it will be offset by net operating loss carryforwards available to the Company. As noted, in 1998 and in 1997 and 1996, approximately $7.4 million and $1.3 million, respectively, of estimated income tax benefit from the expected utilization of these net operating loss carryforwards has been applied as a reduction to Excess Reorganization Value.

Income tax expense in 1998, 1997 and 1996 differs from the "expected" tax expense (benefit) for that year computed by applying the respective year's U.S. federal corporate income tax rate to income (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principle as follows:

                                                               1998               1997               1996
                                                          ---------------    ---------------    ---------------
 Computed "expected" tax expense (benefit).............     $ 5,600            $   400             $ (500)
 Amortization of Excess Reorganization Value...........       1,200              1,200              1,200
 State income taxes, net of federal income
       tax benefit.....................................         800                 20                100
 Other.................................................         203                100                 68
                                                          ---------------    ---------------    ---------------

                                                            $ 7,803            $ 1,720             $  868
                                                          ---------------    ---------------    ---------------
                                                          ---------------    ---------------    ---------------

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below, in thousands:

                                                                              1998                     1997
    ----------------------------------------------------------------------------------------------------------
    Deferred tax assets:

          Net operating loss carryforwards...................               $ 13,366                 $ 21,921
          Accumulated pension and other
              postretirement benefit obligations.............                  8,585                    9,341
          Provision for loss on devalued assets..............                  2,724                    2,442
          Accrued vacation...................................                  2,263                    2,085
          Airframe return provision..........................                  1,271                      932
          Accounts receivable, principally due to
              allowance for doubtful accounts................                    200                      200
          Other..............................................                  2,627                    4,760
                                                                    -----------------        -----------------

                   Total gross deferred tax assets...........                 31,036                   41,681

                   Less valuation allowance..................                (21,479)                 (34,127)
                                                                    -----------------        -----------------

                   Net deferred tax assets...................                  9,557                    7,554

          Deferred tax liabilities:
              Plant and equipment, principally due to
                   differences in depreciation...............                 (9,557)                  (7,554)
                                                                    -----------------        -----------------
                   Net deferred taxes........................                $     -                 $      -
                                                                    -----------------        -----------------
                                                                    -----------------        -----------------

The valuation allowance for deferred tax assets as of January 1, 1998, 1997 and 1996 was $34.1 million, $35.3 million and $47.2 million, respectively. The net change in the total valuation allowance for the years ended December 31, 1998, 1997 and 1996 were decreases of $12.6 million, $1.2 million and $11.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company underwent an ownership change in January 1996, as defined under
Section 382 of the Internal Revenue Code ("IRC Section 382"). IRC Section 382 places an annual limitation on the amount of income that can be offset by net operating loss carryforwards generated in pre-ownership change years. The ownership change resulted in an IRC Section 382 limitation of approximately $1.7 million plus certain "built-in" income items. This new limitation applies to all net operating losses incurred prior to the ownership change. As of December 31, 1998, the Company has total net operating loss carryovers of approximately $33.4 million to offset future taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2003 and 2009. If, in future years, the Company were to recognize income tax benefit from the utilization of net operating loss carryforwards arising prior to the Effective Date, such benefit will be applied as a reduction to Excess Reorganization Value.

8.   BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

The Company sponsors three defined benefit pension plans covering its Air Line Pilots Association, International ("ALPA"), International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM") and salaried personnel. The plans for the IAM and salaried employees were frozen effective October 1, 1993. As a result of the freeze, there will be no further benefit accruals and no additional participants in those plans. Pension cost for the pilots plan is funded on a current basis based on the amortization of prior service cost over 20 years. Funding for the ground personnel plans is based on minimum Employee Retirement Income Security Act of 1974 requirements. Plan assets consist primarily of common stocks, government and convertible securities, insurance contract deposits and cash management and mutual funds.

In addition to providing pension benefits, the Company sponsors two unfunded defined benefit postretirement medical and life insurance plans. Employees in the Company's pilot group are eligible for certain medical and life insurance benefits under one plan if they become disabled or reach normal retirement age while working for the Company. Employees in the Company's non-pilot group are eligible for certain medical benefits under another plan if they meet specified age and service requirements at the time of retirement.

The following tables summarize changes to benefit obligations, plan assets, funded status and amounts included in the accompanying balance sheets as of December 31, 1998 and 1997, in thousands:

                                                                  Pension Benefits                          Other Benefits
                                                        ----------------------------------    -------------------------------------
Change in benefit obligation                                 1998               1997               1998               1997
----------------------------------------------------    ---------------    ---------------    ---------------    ---------------
Benefit obligation at beginning of year...........           $ 163,792          $ 151,691           $ 13,909          $  14,460
Service cost......................................               4,047              3,609                739                714
Interest cost.....................................              12,078             11,506              1,037              1,044
Actuarial (gain) loss.............................              11,857              5,701               (901)            (1,631)
Benefits paid.....................................              (8,760)            (8,715)              (645)              (678)
                                                        ---------------    ---------------    ---------------    ---------------
Benefit obligation at end of year.................             183,014            163,792             14,139             13,909
                                                        ---------------    ---------------    ---------------    ---------------
Change in plan assets
----------------------------------------------------
Fair value of assets at beginning of year.........             160,770            145,884                  -                  -
Actual return on plan assets......................               1,869             19,798                  -                  -
Employer contribution.............................               4,805              3,803                645                678
Benefits paid.....................................              (8,760)            (8,715)              (645)              (678)
                                                        ---------------    ---------------    ---------------    ---------------
Fair value of assets at end of year...............             158,684            160,770                  -                  -
                                                        ---------------    ---------------    ---------------    ---------------

Funded status.....................................             (24,330)            (3,022)           (14,139)           (13,909)
Unrecognized actuarial net (gain) loss............              25,435              1,973            (12,434)           (12,395)
                                                        ---------------    ---------------    ---------------    ---------------
Prepaid (accrued) benefit cost at end of year.....           $   1,105          $  (1,049)          $(26,573)         $ (26,304)
                                                        ---------------    ---------------    ---------------    ---------------
                                                        ---------------    ---------------    ---------------    ---------------
Amounts recognized in the
      accompanying balance sheets
----------------------------------------------------
Prepaid benefit cost..............................           $  14,120          $  14,018           $      -          $       -
Accrued benefit liability.........................             (17,521)           (15,067)           (26,573)           (26,304)
Intangible asset..................................                   -                  -                  -                  -
Accumulated other comprehensive loss..............               4,506                  -                  -                  -
                                                        ---------------    ---------------    ---------------    ---------------
Prepaid (accrued) benefit cost at end of year.....           $   1,105          $  (1,049)          $(26,573)         $ (26,304)
                                                        ---------------    ---------------    ---------------    ---------------
                                                        ---------------    ---------------    ---------------    ---------------
Weighted average assumptions at end of year
----------------------------------------------------
Discount rate.....................................                7.0%                7.5%              7.0%                7.5%
Expected return on plan assets....................                9.0%                9.0%    Not applicable     Not applicable
Rate of compensation increase.....................                4.5%                4.5%              4.5%                4.5%

At December 31, 1996, the discount rate, expected return on plan assets and rate of compensation increase for pension benefits was 7.75%, 9.0% and 4.5%, respectively. At December 31, 1996, the discount rate and rate of compensation increase for other benefits was 7.75% and 4.5%, respectively. The rate of compensation increase is not applicable to the frozen plans. At December 31, 1998, the health care cost trend rate was assumed to increase by 7.3% for 1999 and decrease gradually to 4.0% over 7 years and remain level thereafter.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets, in thousands, were $136,087, $122,719 and $105,197, respectively, as of December 31, 1998 and $107,009, $95,440 and $91,107,
respectively, as of December 31, 1997.

The following table sets forth the net periodic benefit cost for the years ended December 31, 1998, 1997 and 1996:

                                                  Pension Benefits                  Other Benefits
                                           -----------------------------    -----------------------------
Components of Net Periodic Benefit Cost     1998       1997        1996         1998       1997     1996
---------------------------------------    --------------------------------------------------------------
Service cost.........................      $ 4,047    $ 3,609     $ 3,857     $  739     $  714    $  923
Interest cost........................       12,078     11,506      10,882      1,037      1,044     1,153
Expected return on plan assets.......      (13,473)   (12,607)    (11,982)         -          -         -
Recognized net actuarial (gain) loss.            -          -         198       (861)      (823)     (418)
                                           --------   --------    --------    -------    -------     -----
   Net periodic benefit cost               $ 2,652     $ 2,508    $ 2,955     $  915     $  935    $1,658
                                           --------   --------    --------    -------    -------     -----
                                           --------   --------    --------    -------    -------     -----

Assumed health care cost trend rates have a significant impact on the amounts reported for other benefits. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                            1-Percentage-            1-Percentage-
                                                            Point Increase           Point Decrease
                                                           -----------------        -----------------
   Effect on total of service and interest cost
         components....................................      $   262,000             $   (216,000)
   Effect on postretirement benefit obligation.........      $ 1,905,000             $ (1,585,000)

OTHER BENEFIT PLANS

The Company sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots' plan. The Company is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $1.3 million in 1998 and $1.1 million in 1997 and 1996, respectively. The Company is also required to contribute 4.0% of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $2.0 million, $1.8 million and $1.6 million in 1998, 1997 and 1996, respectively.

The Company further sponsors a profit sharing plan, which provides all employees (other than senior management) with cash bonuses if the Company achieves certain pre-tax profit levels. At December 31, 1998, the Company has provided for approximately $760,000 under the provisions of the profit sharing plan, with distribution of the amounts, as defined by the plan, to occur in first quarter 1999.

9.   CAPITAL STOCK, WARRANTS, RIGHTS AND OPTIONS

AUTHORIZED CAPITAL STOCK

As of December 31, 1998 and 1997, the authorized capital stock of the Company consists of 60,000,000 shares of Common Stock, par value $.01 per share, and 2,000,000 shares of Special Preferred Stock, par value $.01 per share.

Under the terms of the Credit Facility, the Company is restricted from paying any cash or stock dividends. No dividends were paid by the Company in 1998 or 1997.

SPECIAL PREFERRED STOCK

Four shares of Series B Special Preferred Stock are owned by Airline Investors Partnership, L.P. ("AIP") with such shares entitling AIP to nominate directors. The Association of Flight Attendants ("AFA"), IAM and ALPA each hold one share of Series C Special Preferred Stock, Series D Special Preferred Stock and Series E Special Preferred Stock, respectively, (collectively the "Special Preferred Stock") which entitle each union to nominate one director. The holders of each series of the Special Preferred Stock are entitled to fill a vacancy on the Board of Directors caused by the removal, resignation or death of a director nominated by that series if the Board fails to fill such vacancy within 30 days. AIP has agreed with each of IAM, ALPA and AFA that so long as the right to have a representative on the Board is in its respective collective bargaining agreement, AIP will vote its shares in favor of such union's nominee for the Board of Directors. In addition to the rights described above, the Special Preferred Stock (1) is senior to Common Stock and each series is PARI PASSU with each other with respect to rights on liquidation, dissolution and winding up and will be entitled to receive $.01 per share, and no more, before any payments are made to holders of any stock ranking junior to the Special Preferred Stock; (2) has no dividend rights other than at any time that a dividend is declared and paid on the Common Stock dividends in an amount per share equal to twice the dividend per share paid on the Common Stock will be paid on the Special Preferred Stock; (3) is entitled to one vote per share and votes with the Common Stock as a single class on all matters submitted to the shareholders of the Company; (4) automatically converts into one share of Common Stock upon the transfer of such share from the person to whom originally issued to any person that is not an affiliate of such person; and (5) does not have preemptive rights in connection with future issuances of the Company's capital stock.

SHAREHOLDER RIGHTS PLAN

In December 1994, the Board of Directors of the Company authorized adoption of a shareholder rights plan (the "Rights Plan") pursuant to which there would be attached to each share of Common Stock of the Company one preferred stock purchase right (a "PSP Right"). The Rights Plan, as amended, provides that in the event any person (with certain exceptions) becomes the beneficial owner of 15.0% or more of the outstanding common shares, each PSP Right (other than a PSP Right held by the 15.0% shareholder) will be exercisable, on and after the close of business on the tenth business day following such event, to purchase Hawaiian Airlines Common Stock at 50% of the market value
of such stock.   The Rights Plan further provides that if, on or after the
occurrence of such event, the Company is merged into any other corporation or 50.0% or more of the Company's assets or earning power are sold, each PSP Right (other than a PSP Right held by the 15.0% shareholder) will be exercisable to purchase common shares of the acquiring corporation at 50% of the market value of such stock. The PSP Rights expire on December 1, 2004 (unless previously triggered) and are subject to redemption by the Company at $0.01 per PSP Right at any time prior to the first date upon which they become exercisable.

WARRANTS

In January 1996, due to its participation in certain recapitalization efforts of the Company, American's parent company, AMR Corporation ("AMR"), received, among other things, warrants (the "AMR Warrants") which, subject to certain conditions, entitled AMR to purchase up to 1,949,338 shares of the Company's Common Stock at $1.07 per share, as adjusted pursuant to applicable anti-dilution provisions. One-half of the warrants were exercisable immediately and the remaining one-half were to become exercisable only if American and the Company entered into a code sharing arrangement. In July 1997, the Company consummated the code share marketing agreement with American. All of the warrants became exercisable upon implementation of the code share agreement with American on March 2, 1998. If not exercised, the warrants expire on September 11, 2001. The estimated fair value of the codeshare agreement and the underlying warrants approximated $2.3 million and has been reflected in the accompanying balance sheets as warrants and other assets. The amount included in other assets is being amortized on a straight-line basis over five years from the implementation date of the code share agreement.

Pursuant to its reorganization in 1994, the Company granted warrants to certain individuals (the "Reorganization Warrants"), which entitled such individuals to purchase 1,618,972 shares of Common Stock at an exercise price of $1.67 per share, as adjusted for applicable anti-dilution provisions. As of December 31, 1997, all Reorganization Warrants to purchase 1,618,972 shares of Common Stock had been exercised.

STOCK OPTION PLANS

Under the 1994 Stock Option Plan, 600,000 shares of Common Stock were reserved for grants of options to officers and key employees of the Company. Under the 1996 Stock Incentive Plan, as amended, 4,500,000 shares of Common Stock were reserved for issuance of discretionary grants of options to the Company's employees. The Company also has a 1996 Nonemployee Director Stock Option Plan which reserves 500,000 shares of Common Stock for issuance and grants of options to members of the Board of Directors. Stock options are granted with an exercise price equal to the Common Stock's fair market value at the date of grant, generally vest over a period of four years and expire, if not previously exercised, 10 years from the date of grant.

Stock option activity during the periods indicated is as follows:

                                                                                                    Weighted
                                                              Shares of Common Stock               average of
                                                      --------------------------------------     exercise price
                                                        Available for            Under             of shares
                                                           options               plan              under plan
                                                      --------------------------------------     --------------
 Balance at December 31, 1995                                    7,500              592,500       $      1.62
                                                                                                 --------------
                                                                                                 --------------

       Authorized
           1996 Stock Incentive Plan                         2,000,000                    -                -
           1996 Nonemployee Director Stock
                 Option Plan                                   500,000                    -                -
       Granted
           1994 Stock Option Plan                               (7,500)               7,500              1.62
           1996 Stock Incentive Plan                          (807,500)             807,500              3.33
           1996 Nonemployee Director Stock
                 Option Plan                                   (89,000)              89,000              3.69
       Exercised
           1994 Stock Option Plan                                    -             (115,000)             1.62
           1996 Stock Incentive Plan                                 -             (592,500)             3.25
       Forfeited
           1996 Stock Incentive Plan                            15,000              (15,000)             3.25
                                                      -----------------    -----------------

 Balance at December 31, 1996                                1,618,500              774,000       $      2.36
                                                                                                 --------------
                                                                                                 --------------
       Granted
           1996 Stock Incentive Plan                          (150,000)             150,000              4.06
       Exercised
           1994 Stock Option Plan                                    -             (307,500)             1.62
       Forfeited
           1996 Stock Incentive Plan                            72,000              (72,000)             3.56
                                                      -----------------    -----------------

 Balance at December 31, 1997                                1,540,500              544,500            $ 3.09
                                                                                                 --------------
                                                                                                 --------------
       Authorized
           1996 Stock Incentive Plan                         2,500,000                    -                 -
       Granted
           1996 Stock Incentive Plan                        (1,035,000)           1,035,000              3.50
           1996 Nonemployee Director Stock
                 Option Plan                                   (56,000)              56,000              3.50
       Exercised
           1994 Stock Option Plan                                    -             (112,500)             1.62
       Forfeited
           1996 Stock Incentive Plan                            28,000              (28,000)             3.56
                                                      -----------------    -----------------

 Balance at December 31, 1998                                2,977,500            1,495,000            $ 3.49
                                                      -----------------    -----------------     --------------
                                                      -----------------    -----------------     --------------

As of December 31, 1998, vesting requirements and exercise periods under each respective plan are as follows:

                                                Vesting           Exercise Period
                                           -----------------     -----------------
      1994 Stock Option Plan                 Fully vested           Through 2005

      1996 Stock Incentive Plan              Various from           Various from
                                           1999 through 2002      1999 through 2008

      1996 Nonemployee Director
          Stock Option Plan                  Fully vested           Various from
                                                                  1999 through 2008

At December 31, 1998, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $1.62 to $4.06 and 7.8 years, respectively.

At December 31, 1998, 1997 and 1996, the number of options exercisable was 252,000, 322,500 and 485,000, respectively, with weighted-average exercise prices of $3.14, $2.53 and $2.36, respectively.

The Company applies APB Opinion No. 25 in accounting for stock options. Had the Company determined compensation cost based on the fair value at the grant date of the respective options under SFAS No. 123, the Company's net income
(loss) would have been reduced or increased to the pro forma amounts indicated below:

                                                  1998             1997            1996
                                             --------------   --------------  --------------
          Net Income (Loss)
               As reported                      $    8,205      $    (1,022)     $   (1,533)
               Pro forma                        $    7,146      $    (1,322)     $   (1,935)


          Basic earnings per share
               As reported                      $     0.20      $     (0.03)     $    (0.05)
               Pro forma                        $     0.17      $     (0.03)     $    (0.07)


          Diluted earnings per share
               As reported                      $     0.19      $     (0.03)     $    (0.05)
               Pro forma                        $     0.17      $     (0.03)     $    (0.07)

The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $1.78, $1.81 and $0.79, respectively, on the date of grant using a Black Scholes option-pricing model with the following weighted-average assumptions:

                                            1998                  1997                  1996
                                       --------------        --------------        --------------
     Expected dividend yield                0.0%                 0.0%                  0.0%
     Expected volatility                   40.0%                 40.0%                 50.0%
     Risk-free interest rate               5.76%             6.30% to 6.40%        4.05% to 7.55%
     Expected life                     Up to 7 years         Up to 6 years         Up to 7 years

Pro forma net income (loss) reflects only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income
(loss) amounts presented above because compensation cost is reflected over the various options' vesting periods and compensation cost for options granted prior to January 1, 1996 is not considered.

10.  COMMITMENTS AND CONTINGENT LIABILITIES

LITIGATION AND CONTINGENCIES

All claims asserted against the Company for alleged prepetition and/or administrative claims on or before the Effective Date of the Company's reorganization have been resolved utilizing reserved Common Stock shares and the Company's Chapter 11 Bankruptcy proceeding has been closed.

The Company is party to several other claims and legal actions. Also, the Company is involved in discussions with the State of Hawaii regarding general excise tax as it relates to leased aircraft. The matter is subject to continued discussion with no discernable amounts and/or arguments at this time. In the opinion of management, and after consultation with legal counsel, the Company believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's operations or financial condition.

AIRCRAFT MAINTENANCE

Maintenance on the Company's DC-10 aircraft fleet is performed by American in accordance with the Federal Aviation Administration's (the "FAA") regulations and Hawaiian Airlines' approved maintenance program.

The Company anticipates that in the period 1999 through 2001, eight of its DC-9 aircraft will require heavy airframe overhaul checks (the "C5-Check", previously referred to as a D-Check). The C5-Check for a DC-9 requires more than 20,000 man-hours of maintenance work and includes stripping the airframe, extensively testing the airframe structure and a large number of parts and components, and reassembling the overhauled airframe with new or rebuilt components. The Company anticipates each C5-Check to cost approximately $1.0 million.

The FAA has and is expected to continue to require structural modifications and the replacement of certain parts, as well as the implementation of additional maintenance programs or changes to current programs, with respect to various types of aircraft over a certain age. These requirements vary, depending on the type of aircraft covered. Based on information currently available, the Company estimates that the total cost of complying with the aging aircraft requirements over the 1999 through 2003 period will approximate $660,000 per DC-9 aircraft.

The Company expects to incur approximately $100,000 per DC-9 aircraft per year for maintenance required under a corrosion prevention and control program. This program is anticipated to continue indefinitely in the future.

The FAA has mandated the installation of smoke detection and fire suppression systems in the cargo compartments of both DC-10 and DC-9 aircraft by December 2000. The cost for systems and installation is estimated to be $130,000 and $83,000 per each DC-10 and DC-9 aircraft, respectively.

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

During the period from 1999 through 2003, the Company anticipates continued implementation of its supplemental inspection document program for certain of its DC-9 aircraft, which is estimated to range up to $27,000 per aircraft.

The estimated future cost of complying with FAA regulations as discussed in the preceding paragraphs will be in addition to the costs of the Company's current DC-10 and DC-9 fleet maintenance programs.

LOS ANGELES AIRPORT OPERATING TERMINAL

On December 1, 1985, the Company entered into an interline agreement with other airlines for, among other things, the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport ("Facilities"). Current tenants and participating members of LAX Two Corporation (the "Corporation"), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under a lease agreement. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental. All leases of the Corporation are accounted for as operating leases with related future commitments as of December 31, 1998 amounting to approximately $214.5 million. Rent expense relating to these operating leases totaled $4.9 million, $5.0 million and $4.8 million in 1998, 1997 and 1996, respectively.

Member airlines pay the expenses associated with the Facilities on a prorata share basis calculated primarily upon their respective numbers of passengers utilizing the Facilities. The Company accounts for its obligation under this agreement as an operating lease and incurred $592,000, $338,000 and $750,000 of rent expense in 1998, 1997 and 1996, respectively.

FREQUENT FLYER PROGRAM

The Company's HawaiianMiles frequent flyer program was initiated in 1983. As of December 31, 1998 and 1997, HawaiianMiles had more than 693,000 and 642,000 members, respectively, including approximately 518,000 and 432,000 active members, respectively.

The HawaiianMiles program allows passengers to earn mileage credits by flying Hawaiian Airlines and other carriers, particularly Continental Airlines, Inc. and Northwest Airlines, Inc. ("Northwest"). Members may also receive mileage credits pursuant to exchange agreements maintained by Hawaiian with a variety of entities, including hotels, car rental firms, credit card issuers and long distance telephone service companies. The Company also sells mileage credits to other companies participating in the program.

HawaiianMiles members are entitled to a choice of various awards based on accumulated mileage, with a majority of the awards being certain free air travel at a later date. Travel awards available in the HawaiianMiles program range from a 5,000 mile award, which offers a one-way Interisland flight, to 60,000 and 75,000 mile awards, which offer a round trip first-class Transpac flight and round trip first-class Southpac flight, respectively. Miles traveled under the HawaiianMiles program are accounted for as revenue passenger miles, which, in turn, are used in the calculation of the Company's yield. Non-travel awards are valued at the incremental cost of tickets exchanged for such awards.

The Company recognizes a liability in the period in which members have accumulated sufficient mileage points to allow for award redemption. The liability is adjusted based on net mileage earned and utilized for award redemption on a monthly basis. The incremental cost method is used, computed primarily on the basis of fuel and catering costs, exclusive of any overhead or profit margin. In estimating the amount of such incremental costs to be accrued in the liability for potential future HawaiianMiles free travel, a current average cost per award mile is determined. Incremental fuel expended per passenger is based on engineering formulas to determine the quantity used for the weight of each added passenger and baggage. Such incremental quantity of fuel is priced at current levels. Catering is based on average cost data per passenger for the most recent 12-month period.

As of December 31, 1998 and 1997, HawaiianMiles members had accumulated approximately 3.7 billion and 3.0 billion miles, respectively, representing liabilities totaling approximately $1.1 million. The Company's accruals assume full redemption of mileage points. During the years ended December 31, 1998, 1997 and 1996, 1.2 billion, 736 million and 857 million award miles were redeemed, respectively.

The Company believes that the usage of free travel awards will not result in the displacement of revenue customers and, therefore, such usage will not materially affect the Company's liquidity or operating results. The use of free travel awards is subject to review by the Company to limit the possibility of displacing revenue passengers. HawaiianMiles travel redemption accounted for approximately 4.1%, 2.4% and 2.9% of Interisland traffic and a negligible percentage of Transpac and Southpac traffic in 1998, 1997 and 1996, respectively.

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

The Company leases ten DC-10 aircraft from American. American is responsible for maintenance on all of the Company's DC-10 aircraft (leased and owned) with the Company having access to spare parts, engines and rotables for the maintenance of these aircraft. As such, the Company does not maintain large inventories of spare engines or parts to support the operation of the DC-10 aircraft. The Company pays a minimum monthly charge for maintenance services, monthly in arrears. During 1998, the Company incurred approximately $69.6 million of lease and maintenance expenses under the American DC-10 aircraft leases. American has the right to terminate its obligation to provide aircraft maintenance services on and after January 1, 1999, upon 180 days prior notice. American has indicated to the Company its intent to provide maintenance services through September 2001, although it may still exercise its right to terminate upon 180 days prior notice. If American terminated the maintenance arrangement, the Company would have to seek an alternate source of maintenance service or maintain its DC-10s by itself. No assurance can be given that the Company would be able to do so on a basis that is as cost-effective as the American maintenance arrangement. See Notes 4 and 5. The Company also participates in American's AAdvantage frequent flyer program and SABRE reservation system. Commencing March 2, 1998, the Company and American also effected a code sharing agreement. These programs and services make the Company more competitive, but increases its reliance on third parties.

The Company purchases almost all of its aviation fuel from Northwest pursuant to an agreement which provides that, in case of shortages, Northwest will provide fuel to its own fleet first and then a portion of the remaining fuel available will be allocated between Hawaiian Airlines and any other applicable airlines. The agreement requires Northwest to provide Hawaiian Airlines with aviation fuel at Northwest's actual acquisition cost without markup for profit and with reimbursement only for out-of-pocket costs. The agreement is renewed automatically on December 31 of each year unless canceled by either of the parties with 90 days, written notice. Hawaiian Airlines is prohibited from reselling such fuel. No assurance can be given that the Company would be able to secure an adequate supply of fuel from alternate sources if a fuel shortage were to cause the supply from Northwest to be inadequate or if Northwest were to cancel the agreement. The Company paid Northwest approximately $60.7 million, $72.6 million and $70.9 million for the fuel supplied under this agreement in 1998, 1997 and 1996, respectively. Further, effective July 1996, the Company entered into a cooperative marketing agreement with Northwest, which provides for extensive marketing cooperation, including a code sharing arrangement and frequent flyer participation.

In 1998 and in both 1997 and 1996, a majority of the Company's ticket sales were made by travel agents, including approximately 40% and 30% by six large wholesalers. In 1998, one particular Hawaii-based wholesaler constituted approximately 13% of the Company's total operating revenues. Travel agents generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies to favor another airline or to disfavor the Company could adversely affect the Company. Although management intends to continue to offer an attractive and competitive product to travel agencies and to maintain favorable relations with travel agencies, there can be no assurance that travel agencies will not disfavor the Company or favor other airlines in the future, either of which could have an adverse effect on the Company's operations.

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

13.  SEGMENT INFORMATION

Due to the centralization of the Company's operations in the State of Hawaii and the interdependence of its routes, management considers its operations to
be one industry segment.   The Company is engaged principally in one line of
business, the scheduled and chartered transportation of passengers, which constitutes more than 90% of its operating revenues. The following table delineates scheduled and chartered passenger revenue of the Company, in thousands:

                                         1998                1997                1996
                                     ------------        ------------        ------------
              Transpac                  $196,670            $180,424            $173,419
              Interisland                138,614             132,626             133,019
              Southpac                    18,961              19,104              19,828
              Overseas Charter            35,742              37,172              27,835
                                     ------------        ------------        ------------

                                        $389,987            $369,326            $354,101
                                     ------------        ------------        ------------
                                     ------------        ------------        ------------

HAWAIIAN AIRLINES, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
UNAUDITED QUARTERLY FINANCIAL
INFORMATION (IN THOUSANDS, EXCEPT
FOR PER SHARE DATA)


                                                       First           Second             Third           Fourth
                                                     Quarter          Quarter           Quarter          Quarter
--------------------------------------------------------------------------------------------------------------------
1998:
     Operating revenues. . . . . . . . . . . .    $  100,245       $  109,003        $  115,532       $  101,635
     Operating income (loss) . . . . . . . . .        (1,918)           6,063            11,510            1,750
     Net income (loss) . . . . . . . . . . . .        (1,100)           2,940             6,134              231
     Net income (loss) per Common Stock share
          Basic. . . . . . . . . . . . . . . .         (0.03)   *        0.07    *         0.15    *        0.01
          Diluted. . . . . . . . . . . . . . .         (0.03)   *        0.07    *         0.15    *        0.01

                                                       First           Second             Third           Fourth
                                                     Quarter          Quarter           Quarter          Quarter
--------------------------------------------------------------------------------------------------------------------
1997:
     Operating revenues. . . . . . . . . . . .     $  99,766       $  103,860        $  105,357        $  95,233
     Operating income (loss).. . . . . . . . .        (4,504)           1,999             5,253             (246)
     Net income (loss) . . . . . . . . . . . .        (2,396)           1,203             1,439           (1,268)
     Net income (loss) per Common Stock share
          Basic. . . . . . . . . . . . . . . .         (0.06)   *        0.03    *         0.04    *       (0.03)   *
          Diluted. . . . . . . . . . . . . . .         (0.06)   *        0.03    *         0.03    *       (0.03)   *


*Includes shares reserved for issuance under the Consolidated Plan of Reorganization dated September 21, 1993, as amended.

HAWAIIAN AIRLINES, INC.
SELECTED FINANCIAL AND STATISTICAL DATA (IN THOUSANDS)



                                                                           REORGANIZED COMPANY                          PREDECESSOR
                                                               --------------------------------------------------------------------

                                                                                                      PERIOD FROM    PERIOD FROM
                                                                                                       SEPTEMBER 12,   JANUARY 1,
                                                                                                         1994 TO        1994 TO
                                                                                                       DECEMBER 31,   SEPTEMBER 11,
                                                                   1998      1997      1996      1995     1994          1994
-----------------------------------------------------------------------  --------  --------  --------  -------        -----------
Summary of Operations:
   Operating revenues. . . . . . . . . . . . . . . . . . . . . $426,415  $404,216  $384,473  $346,904  $89,157           $216,823
   Operating expenses. . . . . . . . . . . . . . . . . . . . .  409,010   401,714   382,446   348,805   95,425            223,244
                                                              ---------  --------  --------  --------  -------        -----------
   Operating income (loss) . . . . . . . . . . . . . . . . . .   17,405     2,502     2,027    (1,901)  (6,268)            (6,421)
   Interest expense, net . . . . . . . . . . . . . . . . . . .     (403)     (394)   (2,432)   (3,579)    (968)              (850)
   Gain (loss) on disposition of equipment . . . . . . . . . .     (831)     (140)     (729)     (233)     558                 45
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . .     (163)     (820)     (297)      207      527                502
   Reorganization expenses . . . . . . . . . . . . . . . . . .        -         -         -         -        -            (13,950)
                                                              ---------  --------  --------  --------  -------        -----------
   Income (loss) before income taxes, extraordinary items
       and cumulative effect of change in accounting principle   16,008     1,148    (1,431)   (5,506)  (6,151)           (20,674)
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . .   (7,803)   (1,720)     (868)        -        -                  -
                                                              ---------  --------  --------  --------  -------        -----------
   Net income (loss) before extraordinary items and
       cumulative effect of change in accounting principle . .    8,205      (572)   (2,299)   (5,506)  (6,151)           (20,674)
   Extraordinary items, net of income taxes. . . . . . . . . .        -         -       766         -        -            190,063
                                                              ---------  --------  --------  --------  -------        -----------
   Net income (loss) before cumulative effect of change in
       accounting principle. . . . . . . . . . . . . . . . . .    8,205      (572)   (1,533)   (5,506)  (6,151)           169,389
   Cumulative effect of change in accounting principle,
       net of income taxes . . . . . . . . . . . . . . . . . .        -      (450)        -         -        -                  -
                                                              ---------  --------  --------  --------  -------        -----------
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . $  8,205  $ (1,022) $ (1,533) $ (5,506) $(6,151)          $169,389
                                                              ---------  --------  --------  --------  -------        -----------
                                                              ---------  --------  --------  --------  -------        -----------


HAWAIIAN AIRLINES, INC.
SELECTED FINANCIAL AND STATISTICAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)



                                                                           REORGANIZED COMPANY                          PREDECESSOR
                                                               --------------------------------------------------------------------

                                                                                                        PERIOD FROM     PERIOD FROM
                                                                                                        SEPTEMBER 12,    JANUARY 1,
                                                                                                          1994 TO         1994 TO
                                                                                                        DECEMBER 31,  SEPTEMBER 11,
                                                                  1998      1997      1996       1995        1994           1994
----------------------------------------------------------------------    ------    ------     ------     -------    -----------
Net Income (Loss) per Common Stock Share:
Basic
   Before extraordinary items and cumulative effect
       of change in accounting principle . . . . . . . . . . . $  0.20   $ (0.02)   $ (0.08)   $ (0.59)    $ (0.65)   $    N/M*
   Extraordinary items, net. . . . . . . . . . . . . . . . . .       -         -       0.03          -           -         N/M*
   Cumulative effect of change in accounting principle, net. .       -     (0.01)         -          -           -         N/M*
                                                               -------   -------    -------    -------     -------    ---------
   Net income (loss) per Common Stock share. . . . . . . . . . $  0.20   $ (0.03)   $ (0.05)   $ (0.59)    $ (0.65)   $    N/M*
                                                               -------   -------    -------    -------     -------    ---------
                                                               -------   -------    -------    -------     -------    ---------
Diluted
   Before extraordinary items and cumulative effect
       of change in accounting principle . . . . . . . . . . . $  0.19     (0.02)     (0.08)   $ (0.59)    $ (0.65)   $    N/M*
   Extraordinary items, net. . . . . . . . . . . . . . . . . .       -         -       0.03          -           -         N/M*
   Cumulative effect of change in accounting principle, net. .       -     (0.01)         -          -           -         N/M*
                                                               -------   -------    -------    -------     -------    ---------
   Net income (loss) per Common Stock share. . . . . . . . . . $  0.19     (0.03)     (0.05)   $ (0.59)    $ (0.65)   $    N/M*
                                                               -------   -------    -------    -------     -------    ---------
                                                               -------   -------    -------    -------     -------    ---------

Weighted Average Shares Outstanding:
   Basic.. . . . . . . . . . . . . . . . . . . . . . . . . . .  40,921    40,361**   29,032**     9,400**    9,400**    7,137
   Diluted.. . . . . . . . . . . . . . . . . . . . . . . . . .  42,205    40,361**   29,032**     9,400**    9,400**    7,137

Shareholders' Equity Per Share (Without Dilution). . . . . . . $  2.22   $  2.12    $  2.11    $   3.10   $   3.60       N/M*
Shares Outstanding at End of Period. . . . . . . . . . . . . .  40,997    40,889**   39,262**     9,400**    9,400**    7,137

Balance Sheet Items:
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . $221,911  $200,824   $196,289   $161,640   $163,301   $167,211
   Property and equipment, net . . . . . . . . . . . . . . . .   84,922    66,243     45,794     41,391     37,756     33,312
   Long-term debt, excluding current portion . . . . . . . . .   14,454     3,991      6,353      5,523     14,152     11,421
   Capital lease obligations, excluding current portion. . . .    5,966    10,580      7,387     10,102     12,764     12,591
   Shareholders' equity. . . . . . . . . . . . . . . . . . . .   90,887    86,873     82,873     29,178     33,849     40,000


*    Not Meaningful   -   Per share data is not meaningful as the Predecessor
was recapitalized and adopted fresh start reporting as of September 12, 1994.
**   Includes shares reserved for issuance under the Consolidated Plan of
Reorganization dated September 21, 1993, as amended.

HAWAIIAN AIRLINES, INC.
SELECTED FINANCIAL AND STATISTICAL DATA (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (CONTINUED)



                                                        1998           1997           1996           1995           1994
------------------------------------------------------------      ---------      ---------      ---------     ----------
SCHEDULED OPERATIONS:
   Revenue passengers. . . . . . . . . . . . . .       5,010          4,964          4,971          4,781          4,584
   Revenue passenger miles . . . . . . . . . . .   3,649,024      3,479,056      3,324,005      3,171,366      2,880,339
   Available seat miles. . . . . . . . . . . . .   4,940,001      4,699,609      4,571,955      4,238,319      3,995,649
   Passenger load factor . . . . . . . . . . . .       73.9%          74.0%          72.7%          74.8%          72.1%
   Passenger revenue per passenger mile. . . . .   9.7 CENTS      9.5 CENTS      9.8 CENTS      9.4 CENTS      9.7 CENTS

OVERSEAS CHARTER OPERATIONS:
   Revenue passengers. . . . . . . . . . . . . .         250            253            190            155              1
   Revenue passenger miles . . . . . . . . . . .     689,578        683,384        515,982        425,797          2,202
   Available seat miles. . . . . . . . . . . . .     733,735        739,619        528,787        439,142          4,141

TOTAL OPERATIONS:
   Revenue passengers. . . . . . . . . . . . . .       5,260          5,217          5,161          4,936          4,585
   Revenue passenger miles . . . . . . . . . . .   4,338,602      4,162,440      3,839,987      3,597,163      2,882,541
   Available seat miles. . . . . . . . . . . . .   5,673,736      5,439,228      5,100,742      4,677,461      3,999,790
   Passenger load factor . . . . . . . . . . . .       76.5%          76.5%          75.3%          76.9%          72.1%
   Revenue Per ASM . . . . . . . . . . . . . . .  7.52 CENTS     7.43 CENTS     7.54 CENTS     7.42 CENTS     7.65 CENTS
   Cost Per ASM. . . . . . . . . . . . . . . . .  7.21 CENTS     7.39 CENTS     7.50 CENTS     7.46 CENTS     7.97 CENTS


                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors
Hawaiian Airlines, Inc.:


Under date of March 11, 1999, we reported on the balance sheets of Hawaiian Airlines, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in item 14(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/  KPMG LLP
Honolulu, Hawaii
March 11, 1999

HAWAIIAN AIRLINES, INC.
VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                        COLUMN A                            COLUMN B                COLUMN C              COLUMN D      COLUMN E
                                                                                    ADDITIONS
                                                                          --------------------------
                                                                               (1)             (2)
                                                            Balance at     Charged to     Charged to                       Balance
                                                             Beginning      Costs and       Other                           at End
                     Description                              of Year       Expenses       Accounts      Deductions        of Year
-----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

   1998. . . . . . . . . . . . . . . . . . . . . . . . .        $  500            350              -            350  (a)    $  500
                                                        ---------------------------------------------------------------------------
                                                        ---------------------------------------------------------------------------

   1997. . . . . . . . . . . . . . . . . . . . . . . . .        $  500            456              -            456  (a)    $  500
                                                        ---------------------------------------------------------------------------
                                                        ---------------------------------------------------------------------------

   1996. . . . . . . . . . . . . . . . . . . . . . . . .        $  800            641              -            941  (a)    $  500
                                                        ---------------------------------------------------------------------------
                                                        ---------------------------------------------------------------------------


ALLOWANCE FOR OBSOLESCENCE OF FLIGHT EQUIPMENT
   EXPENDABLE PARTS AND SUPPLIES:

   1998. . . . . . . . . . . . . . . . . . . . . . . . .        $  120              -              -              -         $  120
                                                        ---------------------------------------------------------------------------
                                                        ---------------------------------------------------------------------------

   1997. . . . . . . . . . . . . . . . . . . . . . . . .        $  315              -              -            195  (b)    $  120
                                                        ---------------------------------------------------------------------------
                                                        ---------------------------------------------------------------------------

   1996. . . . . . . . . . . . . . . . . . . . . . . . .        $  315              -              -              -         $  315
                                                        ---------------------------------------------------------------------------
                                                        ---------------------------------------------------------------------------


(a)  Doubtful accounts written off, net of recoveries

(b)  Obsolete parts and supplies written off