Form 10-Q
period 1999-03-31
HAWAIIAN AIRLINES INC/HI
filed 1999-05-14
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

As of May 1, 1999, 40,997,335 shares of Common Stock were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.

CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

                                                                                                     MARCH 31,        DECEMBER 31,
                                                                                                       1999               1998
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:

    Cash and cash equivalents....................................................................     $ 35,694           $ 31,011
    Accounts receivable, net.....................................................................       39,407             36,427
    Inventories, net.............................................................................        9,844              8,546
    Assets held for sale.........................................................................        1,345              1,345
    Prepaid expenses.............................................................................        4,162              4,578
                                                                                                     ---------           --------
        TOTAL CURRENT ASSETS.....................................................................       90,452             81,907
                                                                                                     ---------           --------

Property and equipment, less accumulated depreciation and
    amortization of $28,242 and $25,584 in 1999 and 1998, respectively...........................       96,570             84,922
Assets held for sale.............................................................................        1,693              2,167
Other assets.....................................................................................        5,971              6,065
Reorganization value in excess of amounts
    allocable to identifiable assets, net........................................................       45,414             46,850
                                                                                                     ---------           --------

        TOTAL ASSETS.............................................................................     $240,100           $221,911
                                                                                                     ---------          ---------
                                                                                                     ---------          ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt............................................................     $  4,294           $  3,532
    Current portion of capital lease obligations.................................................        5,567              4,614
    Accounts payable.............................................................................       34,230             28,883
    Air traffic liability........................................................................       25,991             22,131
    Accrued liabilities..........................................................................       18,747             16,517
                                                                                                     ---------          ---------

        TOTAL CURRENT LIABILITIES................................................................       88,829             75,677
                                                                                                     ---------          ---------

Long-Term Debt...................................................................................       21,650             14,454
Capital Lease Obligations........................................................................        3,892              5,966
Other Liabilities and Deferred Credits...........................................................       34,062             34,927

SHAREHOLDERS' EQUITY:

    Common and Special Preferred Stock...........................................................          410                410
    Capital in excess of par value...............................................................       99,418             99,418
    Warrants.....................................................................................        3,153              3,153
    Notes receivable from Common Stock sales.....................................................       (1,581)            (1,581)
    Accumulated deficit..........................................................................       (5,227)            (6,007)
    Accumulated other comprehensive loss.........................................................       (4,506)            (4,506)
                                                                                                     ---------          ---------

        SHAREHOLDERS' EQUITY....................................................................        91,667             90,887
                                                                                                     ---------          ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................................     $240,100           $221,911
                                                                                                     ---------          ---------
                                                                                                     ---------          ---------

     SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

     HAWAIIAN AIRLINES, INC.
     CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    --------------------------
                                                                                       1999              1998
     ---------------------------------------------------------------------------------------------------------
     OPERATING REVENUES:

         Passenger..............................................................    $ 90,486          $ 82,207
         Charter................................................................      10,187             9,433
         Cargo.................................................................        5,135             5,173
         Other..................................................................       4,202             3,432
                                                                                   ---------          --------
             TOTAL.............................................................      110,010           100,245
                                                                                   ---------          --------

     OPERATING EXPENSES:

         Wages and benefits.....................................................      32,989            29,546
         Aircraft fuel, including taxes and oil.................................      13,819            18,804
         Maintenance materials and repairs......................................      23,760            21,182
         Rentals and landing fees...............................................       7,420             7,345
         Sales commissions......................................................       3,414             3,167
         Depreciation and amortization..........................................       3,596             2,731
         Other..................................................................      23,538            19,388
                                                                                   ---------          --------
             TOTAL..............................................................     108,536           102,163
                                                                                   ---------          --------
     OPERATING INCOME (LOSS)....................................................       1,474            (1,918)
                                                                                   ---------          --------

     NONOPERATING INCOME (EXPENSE):

         Interest expense, net..................................................        (229)             (322)
         Loss on disposition of equipment.......................................        (420)              (13)
         Other, net.............................................................         648                53
                                                                                   ---------          --------

             TOTAL..............................................................          (1)             (282)
                                                                                   ---------          --------

     INCOME (LOSS) BEFORE INCOME TAXES..........................................       1,473            (2,200)

     INCOME TAX (PROVISION) BENEFIT.............................................        (693)            1,100
                                                                                   ---------          --------

     NET INCOME (LOSS)..........................................................         780            (1,100)

     OTHER COMPREHENSIVE INCOME (LOSS)..........................................           -                 -
                                                                                   ---------          --------

     COMPREHENSIVE INCOME (LOSS)................................................    $    780          $ (1,100)
                                                                                   ---------          --------
                                                                                   ---------          --------


     NET INCOME (LOSS) PER COMMON STOCK SHARE:

         BASIC..................................................................    $   0.02          $  (0.03)
                                                                                   ---------          --------
                                                                                   ---------          --------
         DILUTED................................................................    $   0.02          $  (0.03)
                                                                                   ---------          --------
                                                                                   ---------          --------

     WEIGHTED AVERAGE NUMBER OF
         COMMON STOCK SHARES OUTSTANDING:

         BASIC..................................................................      40,997           39,826
                                                                                   ---------          --------
                                                                                   ---------          --------
         DILUTED................................................................      42,209           39,826
                                                                                   ---------          --------
                                                                                   ---------          --------


     SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                        1999             1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..........................................................   $   780          $ (1,100)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization..........................................     3,596             2,731
         Net periodic postretirement benefit cost...............................       358               321
         Loss on disposition of equipment.......................................       420                13
         Increase in accounts receivable........................................    (2,980)           (3,814)
         Increase in inventories................................................    (1,298)             (211)
         Decrease (increase) in prepaid expenses................................       416              (307)
         Increase in accounts payable...........................................     5,347               456
         Increase air traffic liability.........................................     3,860            17,515
         Increase in accrued liabilities........................................     2,230                24
         Other, net.............................................................      (437)           (1,316)
                                                                                  --------           --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES..........................    12,292            14,312
                                                                                  --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment.........................................   (14,636)           (4,090)
     Net proceeds from disposition of equipment.................................       190               271
                                                                                  --------           --------

             NET CASH USED IN INVESTING ACTIVITIES..............................   (14,446)           (3,819)
                                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt.................................................     8,531               136
     Repayment of long-term debt................................................      (573)             (228)
     Repayment of capital lease obligations.....................................    (1,121)           (1,026)
                                                                                  --------           --------

             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES................     6,837            (1,118)
                                                                                  --------           --------

             NET INCREASE IN CASH AND CASH
                 EQUIVALENTS....................................................     4,683             9,375

Cash and cash equivalents - Beginning of Period.................................    31,011            15,713
                                                                                  --------           --------

CASH AND CASH EQUIVALENTS - END OF PERIOD.......................................   $35,694           $25,088
                                                                                  --------           --------
                                                                                  --------           --------


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.
STATISTICAL DATA (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                --------------------------------------
                                                                                     1999                 1998
----------------------------------------------------------------------------------------------------------------------
SCHEDULED OPERATIONS:
     Revenue passengers flown..................................................       1,295                1,185
     Revenue passenger miles ("RPM")...........................................     898,305              794,649
     Available seat miles ("ASM")..............................................   1,255,333            1,203,495
     Passenger load factor.....................................................        71.6%                66.0%
     Passenger revenue per passenger mile ("Yield")............................        10.1 CENTS           10.3 CENTS

OVERSEAS CHARTER OPERATIONS:

     Revenue passengers flown...................................................        69                    67
     RPM........................................................................   192,457               183,377
     ASM........................................................................   198,787               194,769

TOTAL OPERATIONS:

     Revenue passengers flown...................................................     1,364                1,252
     RPM.......................................................................  1,090,762              978,026
     ASM.......................................................................  1,454,120            1,398,264
     Revenue per ASM........................................................  ..      7.57 CENTS           7.17 CENTS
     Cost per ASM.............................................................        7.46 CENTS           7.31 CENTS

HAWAIIAN AIRLINES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and statements of cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") as of March 31, 1999 and December 31, 1998. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1998.

2.    INCOME TAXES

The Company's reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly different than the current United States ("U.S.") corporate statutory rate of 35.0%. The Company presently expects that its full year 1999 results will require a provision for income taxes. For first quarter 1999, an estimated interperiod tax provision of $693,000 has been reflected in the accompanying condensed statements of operations. While generally accepted accounting principles require that a provision for income taxes be recorded, a majority of the amount recorded will not require cash outlay as the provision will be offset by net operating loss carryforwards available to the Company. The estimated income tax benefits from the expected utilization of these net operating loss carryforwards has been applied as a reduction to reorganization value in excess of amounts allocable to identifiable assets.

3.    NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS no. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 on January 1, 2000 but has not yet determined the impact of its adoption.

In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee (the "AcSEC") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP") which requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage, as defined, in an internal-use computer software development project be expensed as incurred.

In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that costs incurred during start-up activities, including organization costs, be expensed as incurred.

Adoption of the provisions of SOP 98-1 and SOP 98-5 by the Company as of January 1, 1999 did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained in this report that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and involve risks and uncertainties. Although the Company believes that the assumptions on which any forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part I, Item I, Business of the Company's Form 10-K Annual Report for the year ended December 31, 1998 and heretofore, as well as those discussed elsewhere in this Form 10-Q. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this cautionary statement.

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

                              RESULTS OF OPERATIONS

In first quarter 1999, the Company generated operating and net income of $1.5 million and $780,000, respectively. This represents a $3.4 million and $1.9 million improvement over operating and net losses of $1.9 million and $1.1 million in first quarter 1998, respectively. Quarter over quarter, operating revenues increased by $9.8 million, primarily due to a $9.0 million increase in scheduled and chartered passenger revenues. Operating expenses increased by $6.4 million, with higher labor, maintenance and general administrative expenses being partially offset by reduced aircraft fuel expense. It is anticipated that (1) additional operating expenses, essentially representing buildup costs related to the commencement and continued implementation of the Company's growth strategies as described in ROUTES AND AIRCRAFT below will be incurred throughout 1999; and (2) the incurrence of these buildup costs will be non-uniform with a disproportionate increase starting in the latter part of second quarter 1999.

Preliminary statistics from the Hawaii Visitors & Convention Bureau revealed that period over period, visitor arrivals to the State of Hawaii through the first three months of 1999 were relatively unchanged. Through March 1999, overall visitor counts to Hawaii increased by a net 1.1%, with a 9.4% decrease in Eastbound visitor traffic being offset by a 7.5% increase in Westbound visitor traffic.

The following table compares first quarter 1999 operating passenger revenues and statistics to those in first quarter 1998, in thousands, except as otherwise indicated:


                                                           Three  Months Ended
Operating Passenger Revenues and Statistics                         March 31,
                                                      --------------------------------------------       Increase
                                                         1999                      1998                  (Decrease)           %
--------------------------------------------------------------------------------------------------       -------------------------
Interisland:
  Passenger revenues.............................     $  36,272                 $  34,333                 $  1,939            5.6
  Revenue passengers flown.......................           984                       911                       73            8.0
  RPM............................................       130,151                   121,282                    8,869            7.3
  ASM............................................       224,251                   208,651                   15,600            7.5
  Passenger load factor..........................          58.0%                     58.1%                    (0.1)          (0.2)
  Yield..........................................          27.9 CENTS                28.3 CENTS               (0.4)CENTS     (1.4)

Transpacific ("Transpac"):
  Passenger revenues.............................     $  49,949                 $  44,096                 $  5,853           13.3
  Revenue passengers flown.......................           297                       262                       35           13.4
  RPM............................................       731,563                   641,399                   90,164           14.1
  ASM............................................       968,126                   931,889                   36,237            3.9
  Passenger load factor..........................          75.6%                     68.8%                     6.8            9.9
  Yield..........................................           6.8 CENTS                6.9 CENTS                (0.1)CENTS     (1.4)

SouthPacific ("Southpac"):
  Passenger revenues.............................      $  4,265                 $  3,778                    $  487           12.9
  Revenue passengers flown.......................            14                       12                         2           16.7
  RPM............................................        36,591                   31,968                     4,623           14.5
  ASM............................................        62,956                   62,955                         1             -
  Passenger load factor..........................          58.1%                    50.8%                      7.3           14.4
  Yield..........................................          11.7 CENTS               11.8 CENTS                (0.1) CENTS    (0.8)

Overseas Charter:
  Charter revenues...............................     $  10,187                 $  9,433                    $  754            8.0
  Revenue passengers flown.......................            69                       67                         2            3.0
  RPM............................................       192,457                  183,377                     9,080            5.0
  ASM............................................       198,787                  194,769                     4,018            2.1


Passenger revenues totaled $90.5 million during first quarter 1999, an increase of $8.3 million or 10.1% over first quarter 1998. Significant period to period variances were as follows:

Increases in Interisland and Transpac passenger revenues of $1.9 million and $5.9 million, respectively, were buoyed by increased passengers flown and RPMs, especially in the Transpac market. Change in distribution mix and price initiatives increased passenger volume, but also had an impact on average fares as reflected in the slight decreases in both the Interisland and Transpac yields.

Also contributing to the increase in Transpac passenger revenues were (1) on March 12, 1999, the Company expanded its Transpac operations by adding four weekly nonstop flights between Los Angeles and Maui and three weekly flights from Los Angeles to Maui to Kona on the Big Island of Hawaii and (2) in February 1999, the pilots of American Airlines, Inc. ("American") effecting a sick-out which affected American's scheduled flight service. The Company believes that the impact of direct reaccommodation of American passengers to Company flights was immaterial. However, the Company did add seven additional scheduled Transpac flights in anticipation of passenger spill from the American situation. Transpac passenger revenues from these additional flights totaled approximately $300,000.

The following table compares operating expenses per ASM for first quarter 1999 with first quarter 1998 by major category:



                                                              Three Months Ended
Operating Expenses Per ASM                                         March 31,
                                                             ---------------------                Increase
                                                             1999             1998                (Decrease)          %
------------------------------------------------------------------------------------        -----------------------------
Wages and benefits....................................       2.27 CENTS        2.11 CENTS        0.16 CENTS          7.6
Aircraft fuel, including taxes and oil................       0.95              1.34             (0.39)             (29.1)
Maintenance materials and repairs.....................       1.63              1.51              0.12                7.9
Rentals and landing fees..............................       0.51              0.53             (0.02)              (3.8)
Sales commissions.....................................       0.23              0.23                 -                  -
Depreciation and amortization.........................       0.25              0.20              0.05               25.0
Other.................................................       1.62              1.39              0.23               16.5
                                                        ----------        ----------        ----------        -----------
           Total......................................       7.46 CENTS        7.31 CENTS        0.15 CENTS          2.1
                                                        ----------        ----------        ----------        -----------
                                                        ----------        ----------        ----------        -----------

All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 4.0% quarter over quarter. Significant period to period variances were as follows:

The dilutive effect of increased ASMs quarter over quarter was offset by increased wages and benefits of $3.5 million or 11.9%. Wages and benefits totaled $33.0 million in first quarter 1999 versus $29.5 million in first quarter 1998. A majority of the increase is attributable to (1) a 3% wage increase effective December 1, 1998 and (2) additional wages and benefits from increased flying in first quarter 1999.

Aircraft fuel cost, including taxes and oil ("Aircraft Fuel Cost") per ASM decreased in first quarter 1999 over first quarter 1998 by 0.39 CENTS or 29.1%. The Company incurred $5.0 million or 26.5% less in Aircraft Fuel Cost in first quarter 1999 compared to first quarter 1998. While the Company consumed 1.1 million or 4.1% more gallons due to additional scheduled flying, the average cost of aircraft fuel per gallon, including taxes and the effects of the Company's fuel hedging derivative program, decreased by 20.9 CENTS or 29.5% in first quarter 1999.

Maintenance materials and repairs per ASM increased by 0.12 CENTS or 7.9%. Quarter over quarter the Company incurred approximately $2.6 million or 12.2% in additional maintenance expense due to (1)

$719,000 more in DC-9 airframe and engine repairs and (2) $1.7 million more in DC-10 maintenance expense, the result of increases in the monthly maintenance rates charged by American and the number of DC-10 aircraft used and hours flown.

Depreciation and amortization per ASM increased by 0.05 CENTS or 25.0%. Approximately $865,000 or 31.7% of additional depreciation and amortization was incurred in first quarter 1999. The increase is primarily due to additional depreciation and amortization of (1) $386,000 related to DC-9 airframe overhauls and (2) $366,000 from the DC-9 and DC-10 aircraft acquired in fourth quarter 1998 as discussed below.

Other operating expenses increased quarter over quarter by $4.2 million or 21.4%, principally attributable to expenses associated with the Company's increased flying schedule and passengers flown, including but not limited to, ground handling, food and beverage and reservation fees.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash and liquid short-term investment securities on hand at March 31, 1999 of $35.7 million, internally generated funds and a credit facility with total availability of $11.9 million as of March 31, 1999 with aggregate term loans and letters of credit outstanding in the amounts of $5.2 million and $3.2 million, respectively. The Company will continue to consider various borrowing or leasing options to supplement its cash requirements.

Cash and cash equivalents for the three month period ended March 31, 1999 increased by $4.7 million. Operating activities for first quarter 1999 provided $12.3 million in cash and cash equivalents, primarily due to the Company generating positive operating and net income and net increases in air traffic liability and payables. In first quarter 1999, the Company expended $14.6 million of its $49.8 million in planned capital expenditures for 1999. Approximately $11.7 million is associated with the acquisition of an additional DC-10 aircraft discussed below. Capitalized portions of DC-9 overhauls and continued investments in improved software, related hardware and ground equipment and other assets represent a majority of the remaining first quarter 1999 capital expenditures.

                               ROUTES AND AIRCRAFT

As discussed above, in first quarter 1999 the Company expanded its Transpac operations by adding four weekly nonstop flights between Los Angeles and Maui and three weekly flights from Los Angeles to Maui to Kona on the Big Island of Hawaii. In August 1999, a two-year agreement providing for approximately 20 round-trip charter flights per month between Los Angeles and Tahiti will commence. This agreement is estimated to be worth more than $65 to $70 million annually in incremental passenger charter revenue to the Company.

On March 29, 1999, the Company was awarded by the U.S. Department of Transportation authority to commence nonstop flight operations between Tokyo and Maui in January 2000. A decision by the Company to progress on operation of the route remains subject to a number of future events, the outcome of which cannot be predicted at this time, including obtaining takeoff and landing slots at the Narita International Airport and the resolution of litigation over lengthening of the runway in Maui.

During first quarter 1999, the Company took delivery of one used DC-10-30 aircraft, the second and final respective delivery under a purchase agreement entered into by the Company in fourth quarter 1998. The Company took delivery of the first DC-10-30 as of December 31, 1998. Acquisition of the aircraft was primarily funded through execution of a promissory note secured by lien on the aircraft as described in the underlying security agreement.

On April 28, 1999, the Company and American entered into a Letter of Intent to extend lease terms on the ten DC-10 aircraft leased by the Company from American from September 11, 2001 to December 31, 2003. In recognition of the extended lease terms, basic rents for the aircraft will continue at their pre-February 1, 1999, levels, which resulted in approximately $500,000 in savings in first quarter 1999. On an annualized basis, the new lease terms are expected to generate savings of approximately $3.0 million. Maintenance performed by American on both leased and owned DC-10 aircraft of the Company will continue during the extended lease term, subject to American's right to terminate such services at any time with 180 days prior notice.

In an effort to meet passenger demand in the Interisland market resulting from the Company's marketing efforts, including its code sharing arrangements with American and Northwest Airlines, Inc., the Company took delivery of a used DC-9-50 aircraft on May 6, 1999. This was the second and final respective delivery of DC-9 aircraft under a purchase agreement entered into by the Company in fourth quarter 1998. The Company took delivery of the first DC-9-50 as of December 31, 1998. Acquisition of the DC-9-50 approximated $4.0 million and was funded primarily through debt financing.

                               LANDING FEES

On September 1, 1999, a two-year moratorium placed on landing fees at all airports in the State of Hawaii is scheduled to end. The Governor of the State of Hawaii has reserved the right to reinstate the landing fee charges before two two-year period ends. Prior to the moratorium, the Company had averaged approximately $500,000 per month in landing fees at airports in the State of Hawaii.

                        DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes crude oil forward contracts , from time to time, to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. The Company employs a strategy whereby crude oil contracts are used to cover up to 45% of the Company's anticipated aircraft fuel needs on a rolling twelve month basis. At March 31, 1999, the Company had no petroleum forward contracts outstanding.

                  INFORMATION TECHNOLOGY SYSTEMS AND YEAR 2000

The Company has brought a number of major information technology systems on line for strategic purposes as well as to address issues associated with the year 2000. These information technology projects either replaced or enhanced existing systems, including local and wide area networks, yield management and all or portions of revenue and financial accounting. Essentially all development and implementation efforts related to these projects have been completed. Approximately $8 million of external costs associated with these efforts has been incurred as of March 31, 1999. The Company's efforts have transitioned whereby as necessary, these projects have been incorporated into or complement those Year 2000 programs described below.

The Company's dedicated Year 2000 Director and Year 2000 Project Office continue to oversee the Company's Year 2000 compliance efforts, which operate on four tracks including 1) information and communication systems; 2) hardware; 3) business partnerships; and 4) government and externalities. Each track utilizes the Federal General Accounting Office methodology and available best practices.

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

Remediation of legacy systems is well underway with completion of all remediation and testing expected before September 30, 1999. Hawaiian has contracted with external vendors to assist in its testing efforts and is currently developing the requisite background information prior to testing.

The Company continues an aggressive business partner management program and is in the process of following up with vital and important vendors via telephone survey. Critical vendors not covered under the ATA effort are planned for site visit by Hawaiian Airlines personnel.

Hardware assessments have identified a very small amount of equipment which is date aware, with no systems yet identified as requiring remediation. Currently, the Company believes that all mission critical systems will be documented as Year 2000 Ready by either the manufacturer or through testing by Hawaiian Airlines, with a target milestone of mid-1999.

ESTIMATED COSTS TO ADDRESS YEAR 2000 ISSUES

Because a substantial portion of the Company's information systems were replaced by new applications that are represented to be Year 2000 compliant, the Company's remaining Year 2000 issues are primarily related to remediation of legacy code and assistance in conducting Year 2000 testing. The Company estimates that it will expend $1 to $2 million for such remediation and testing. This will be in addition to the $8 million expended on those replacement systems described above.

CONTINGENCY PLANS FOR HAWAIIAN AIRLINES

In addition to those Company contingency plans already on file for a number of operational functions as a part of U.S. Federal Aviation Administration (the "FAA") regulations and its normal operational disaster recovery plans, Hawaiian Airlines will be undertaking Year 2000-specific contingency activities. To this end, the Company has established a dedicated position for the coordination of contingency plans. While the Company believes that all systems will be Year 2000 ready, the Company has or is developing for all critical, vital, and important systems appropriate contingency plans to address complete and partial systems failure. Contingency plans for critical systems are expected to be completed by a target milestone of mid-1999.

RISKS OF YEAR 2000 ISSUES

Preliminary reviews of flight systems have found little potential impact of Year 2000 issues, and existing contingency plans and training address the loss of most affected operations systems. The primary risks to Hawaiian Airlines are those of business continuity. The Company is aggressively addressing both its supply and revenue chains to ensure, to the best of the Company's knowledge, that both products and business operations of its partners are not adversely affected by the Year 2000 problem.

Notwithstanding the foregoing, the Company's business, financial condition or results of operations could be materially adversely affected by the failure of its systems or, which the Company believes is the most reasonably likely worst case scenario, failure of those systems operated by third parties on which the Company's business relies (including those of the FAA) to operate properly beyond 1999. There can be no assurance that such systems will be modified for Year 2000 operational requirements on a timely basis. Because of the variables associated with the year 2000 date problem, management cannot give assurance that in-progress system transitions will be sufficient or assure that the Company will not be affected by the year 2000 issue in some form or manner.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         No material developments in matters previously reported or reportable events arising in the three months ended March 31, 1999 were noted.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             Exhibit 27 Financial Data Schedule.

             Exhibit 10-1 Aircraft Loan Agreement dated March 29, 1999 Between Bank of Hawaii and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been request pursuant to Rule 24.b-2 for certain sections thereof.

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HAWAIIAN AIRLINES, INC.

MAY 14, 1999                              By  /s/ JOHN L. GARIBALDI
                                             ----------------------
                                             John L. Garibaldi
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)