Form 10-Q
period 1999-06-30
HAWAIIAN AIRLINES INC/HI
filed 1999-08-16
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999


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

As of August 1, 1999, 40,997,335 shares of Common Stock shares were outstanding.

                             PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

                                                                                           (UNAUDITED)
                                                                                             JUNE 30,         DECEMBER 31,
                                                                                               1999               1998
--------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..........................................................      $ 41,592           $ 31,011
    Restricted cash....................................................................        14,816              6,432
    Accounts receivable, net...........................................................        32,370             29,995
    Inventories, net...................................................................        10,120              8,546
    Prepaid expenses and other.........................................................         6,131              5,923
                                                                                             --------           --------
        TOTAL CURRENT ASSETS...........................................................       105,029             81,907
                                                                                             --------           --------
Property and equipment, less accumulated depreciation and
    amortization of $31,207 and $25,584 in 1999 and 1998, respectively.................       103,354             84,922
Other assets...........................................................................         6,158              8,232
Reorganization value in excess of amounts
    allocable to identifiable assets, net ("Excess Reorganization Value")..............        43,034             46,850
                                                                                             --------           --------
        TOTAL ASSETS...................................................................      $257,575           $221,911
                                                                                             --------           --------
                                                                                             --------           --------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt..................................................      $  4,631            $ 3,532
    Current portion of capital lease obligations.......................................         5,235              4,614
    Accounts payable...................................................................        34,744             28,883
    Accrued liabilities................................................................        24,658             16,517
    Air traffic liability..............................................................        33,542             22,131
                                                                                             --------           --------
        TOTAL CURRENT LIABILITIES......................................................       102,810             75,677
                                                                                             --------           --------
Long-Term Debt.........................................................................        24,183             14,454
Capital Lease Obligations..............................................................         3,078              5,966
Other Liabilities and Deferred Credits.................................................        33,941             34,927

SHAREHOLDERS' EQUITY:
    Common and Special Preferred Stock.................................................           410                410
    Capital in excess of par value.....................................................        99,418             99,418
    Warrants...........................................................................         3,153              3,153
    Notes receivable from Common Stock sales...........................................        (1,581)            (1,581)
    Accumulated deficit................................................................        (3,331)            (6,007)
    Accumulated other comprehensive loss...............................................        (4,506)            (4,506)
                                                                                             --------           --------
        SHAREHOLDERS' EQUITY...........................................................        93,563             90,887
                                                                                             --------           --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................      $257,575           $221,911
                                                                                             --------           --------
                                                                                             --------           --------

See accompanying notes to condensed financial statements

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                          -----------------------------------------------------------
                                                  1999            1998          1999          1998
-----------------------------------------------------------------------------------------------------
OPERATING REVENUES:
    Passenger ............................     $ 101,581      $  91,086      $ 192,067      $ 173,294
    Charter ..............................         9,663          8,670         19,850         18,103
    Cargo ................................         5,912          5,657         11,047         10,829
    Other ................................         5,163          3,590          9,365          7,023
                                               ---------      ---------      ---------      ---------
        TOTAL ............................       122,319        109,003        232,329        209,249
                                               ---------      ---------      ---------      ---------
OPERATING EXPENSES:
    Wages and benefits ...................        34,486         29,379         67,476         58,926
    Aircraft fuel, including taxes and oil        17,473         17,047         31,259         35,851
    Maintenance materials and repairs ....        24,542         20,997         48,302         42,179
    Rentals and landing fees .............         7,227          7,314         14,647         14,659
    Sales commissions ....................         3,625          2,971          7,039          6,138
    Depreciation and amortization ........         4,210          3,394          7,806          6,125
    Other ................................        26,402         21,837         49,969         41,226
                                               ---------      ---------      ---------      ---------
        TOTAL ............................       117,965        102,939        226,498        205,104
                                               ---------      ---------      ---------      ---------

OPERATING INCOME .........................         4,354          6,064          5,831          4,145
                                               ---------      ---------      ---------      ---------
NONOPERATING EXPENSE:
    Interest expense, net ................          (429)           (39)          (658)          (361)
    Loss on disposition of equipment .....          (363)           (46)          (783)           (59)
    Other, net ...........................           (26)           (99)           622            (47)
                                               ---------      ---------      ---------      ---------
        TOTAL ............................          (818)          (184)          (819)          (467)
                                               ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES ...............         3,536          5,880          5,012          3,678

INCOME TAX PROVISION .....................        (1,643)        (2,939)        (2,336)        (1,839)
                                               ---------      ---------      ---------      ---------

NET INCOME ...............................         1,893          2,941          2,676          1,839

OTHER COMPREHENSIVE INCOME (LOSS) ........          --             --             --             --
                                               ---------      ---------      ---------      ---------

COMPREHENSIVE INCOME .....................     $   1,893      $   2,941      $   2,676      $   1,839
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------

NET INCOME PER COMMON STOCK SHARE:
    Basic ................................     $    0.05      $    0.07      $    0.07      $    0.04
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------
    Diluted ..............................     $    0.04      $    0.07      $    0.06      $    0.04
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
    SHARES OUTSTANDING:
    Basic ................................        40,997         40,898         40,997         40,885
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------
    Diluted ..............................        42,223         42,178         42,218         42,246
                                               ---------      ---------      ---------      ---------
                                               ---------      ---------      ---------      ---------

See accompanying notes to condensed financial statements

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                ---------------------------
                                                                       1999           1998
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ................................................     $  2,676      $  1,839
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization .........................        7,806         6,125
         Net periodic postretirement benefit cost ..............          694           669
         Loss on disposition of equipment ......................          783            59
         Income tax provision recognized as a reduction
             to Excess Reorganization Value ....................        2,336         1,839
         Increase in restricted cash ...........................       (8,384)         (837)
         Decrease (increase) in accounts receivable ............       (2,375)        3,919
         Increase in inventories ...............................       (1,574)         (122)
         Decrease (increase) in prepaid expenses and other .....         (208)        1,332
         Increase (decrease) in accounts payable ...............        5,861          (561)
         Increase in accrued liabilities .......................        8,141         1,020
         Increase in air traffic liability .....................       11,411         7,218
         Other, net ............................................         (223)         (894)
                                                                     --------      --------

             NET CASH PROVIDED BY OPERATING ACTIVITIES .........       26,944        21,606
                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of investment securities .............................         --           3,001
     Purchase of property and equipment ........................      (25,229)       (6,850)
     Net proceeds from disposition of equipment ................          305           742
                                                                     --------      --------

             NET CASH USED IN INVESTING ACTIVITIES .............      (24,924)       (3,107)
                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock ....................         --              64
     Issuance of long-term debt ................................       12,281           425
     Repayment of long-term debt ...............................       (1,453)         (657)
     Repayment of capital lease obligations ....................       (2,267)       (2,075)
                                                                     --------      --------

             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        8,561        (2,243)

             NET INCREASE IN CASH AND CASH EQUIVALENTS .........       10,581        16,256

Cash and cash equivalents - Beginning of Period ................       31,011        15,713
                                                                     --------      --------

CASH AND CASH EQUIVALENTS - END OF PERIOD ......................     $ 41,592      $ 31,969
                                                                     --------      --------
                                                                     --------      --------

See accompanying notes to condensed financial statements

HAWAIIAN AIRLINES, INC.
STATISTICAL DATA
(IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (UNAUDITED)

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                          -----------------------      ----------------------------
                                                           1999           1998           1999               1998
-------------------------------------------------------------------------------------------------------------------

SCHEDULED OPERATIONS:
     Revenue passengers flown .....................         1,336          1,268          2,631               2,453
     Revenue passenger miles ("RPM") ..............     1,033,123        960,980      1,931,428           1,755,629
     Available seat miles ("ASM") .................     1,371,776      1,227,900      2,627,109           2,431,395
     Passenger load factor ........................         75.3%          78.3%          73.5%               72.2%
     Passenger revenue per passenger mile ("Yield")          9.8(cent)      9.5(cent)      9.9(cent)           9.9(cent)

OVERSEAS CHARTER OPERATIONS:
     Revenue passengers flown .....................            63             60            132                 127
     RPM ..........................................       175,565        165,729        368,022             349,106
     ASM ..........................................       186,903        176,470        385,690             371,239

TOTAL OPERATIONS:
     Revenue passengers flown .....................         1,399          1,328          2,763               2,580
     RPM ..........................................     1,208,688      1,126,709      2,299,450           2,104,735
     ASM ..........................................     1,558,679      1,404,370      3,012,799           2,802,634
     Revenue per ASM ..............................         7.85(cent)     7.76(cent)     7.71(cent)          7.47(cent)
     Cost per ASM .................................         7.57(cent)     7.33(cent)     7.52(cent)          7.32(cent)

HAWAIIAN AIRLINES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and statements of cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") as of June 30, 1999 and December 31, 1998. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 1999 and December 31, 1998, approximately $14.8 and $6.4 million, respectively, of cash was restricted as to withdrawal. These funds serve as collateral to support a credit card holdback for advance ticket sales and are classified as restricted cash in the accompanying condensed balance sheets. Funds are made available as air travel is provided.

INCOME TAXES

The Company's reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly different than the current United States ("U.S.") corporate statutory rate of 35.0%. The Company presently expects that its full year 1999 results will require a provision for income taxes. For the three and six month periods ended June 30, 1999, estimated interperiod tax provisions of $1.6 million and $2.3 million, respectively, have been reflected in the accompanying condensed statements of earnings. While generally accepted accounting principles require that a provision for income taxes be recorded, a majority of the amount recorded will not require cash outlay as the provision will be offset by net operating loss carryforwards available to the Company. The estimated income tax benefit from the expected utilization of these net operating loss carryforwards has been applied as a reduction to reorganization value in excess of amounts allocable to identifiable assets.

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

RECLASSIFICATIONS

Certain prior year amounts were reclassified to conform to the 1999 presentation. Such reclassifications had no effect on previously reported financial condition and/or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS no. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133, as amended by SFAS No. 137, are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001 but has not yet determined the impact of its adoption.

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

                               SEGMENT INFORMATION

Due to the centralization of the Company's operations in the State of Hawaii and the interdependence of its routes, management considers its operations to be one operating segment.

                              RESULTS OF OPERATIONS

In second quarter 1999, the Company generated operating and net income of $4.4 million and $1.9 million, respectively. Quarter over quarter, operating revenues increased by $13.3 million, primarily due to an $11.5 million increase in scheduled and chartered passenger revenues. Operating expenses increased by $15.0 million principally due to higher labor, maintenance and general administrative expenses. As anticipated, the Company has incurred additional operating expenses, essentially representing buildup costs related to the implementation of its 1999 growth strategies as discussed in ROUTES, AIRCRAFT AND ALLIANCES below. The incurrence of these buildup costs were expected to be non-uniform with a disproportionate increase occurring in the latter part of second quarter 1999. Incremental labor and training costs incurred to support these growth strategies accounted for approximately $1 million in second quarter 1999.

For the six months ended June 30, 1999, the Company improved operating and net income by $1.7 million and $837,000, respectively, as compared to the six months ended June 30, 1998. Operating and net income for the six months ended June 30, 1999 totaled $5.8 million and $2.7 million, respectively. Period over period, operating revenues increased by $23.1 million, again primarily due to a $20.5 million increase in scheduled and chartered passenger revenues. Operating expenses increased by $21.4 million with higher labor, maintenance and general administrative costs being partially offset by reduced aircraft fuel expense. Again, the Company has incurred additional operating expenses related to buildup costs associated with its 1999 growth strategies as discussed below.

The Hawaii economy posted an inflation-adjusted 2.2% gross state product growth rate in 1998, the highest percentage level since 1990. However, overall tourism in Hawaii remains stagnant. Preliminary statistics from the Hawaii Visitors & Convention Bureau revealed that period over period, visitor arrivals to the State of Hawaii through the first six months of 1999 were relatively unchanged. Through June 1999, overall visitor counts to Hawaii increased by a net 0.6%, with a 7.7% decrease in Eastbound visitor traffic being offset by a 5.4% increase in Westbound visitor traffic.

THREE MONTH PERIOD ENDED JUNE 30, 1999

The following table compares second quarter 1999 operating passenger revenues and statistics to those in second quarter 1998, in thousands, except as otherwise indicated:

                                            Three Months Ended
                                                June 30,
Operating Passenger                 ------------------------------------      Increase
Revenues and Statistics                  1999            1998                (Decrease)             %
------------------------------------------------------------------------     -----------------------------
Scheduled:
    Passenger revenues .........     $  101,581      $   91,086               $   10,495              11.5
    Revenue passengers flown ...          1,336           1,268                       68               5.4
    RPM ........................      1,033,123         960,980                   72,143               7.5
    ASM ........................      1,371,776       1,227,900                  143,876              11.7
    Passenger load factor ......          75.3%           78.3%                    (3.0)              (3.8)
    Yield ......................           9.8(cent)       9.5(cent)                0.3(cent)          3.2

Overseas Charter:
    Charter revenues ...........     $    9,663      $    8,670               $      993              11.5
    Revenue passengers flown ...             63              60                        3               5.0
    RPM ........................        175,565         165,729                    9,836               5.9
    ASM ........................        186,903         176,470                   10,433               5.9

Total Operations:
    Scheduled passenger and
       overseas charter revenues     $  111,244      $   99,756               $   11,488              11.5
    Revenue passengers flown ...          1,399           1,328                       71               5.3
    RPM ........................      1,208,688       1,126,709                   81,979               7.3
    ASM ........................      1,558,679       1,404,370                  154,309              11.0


Significant quarter to quarter variances were as follows:

Scheduled passenger revenues totaled $101.6 million in second quarter 1999, an increase of $10.5 million or 11.5%. On a scheduled system-wide basis, the Company experienced an approximate 5.9% increase in its average fares due to improved fare and inventory management, passenger mix and general increases on all pricing tiers. The average fare increase was offset by a greater average passenger stage length of approximately 2.0%, reflecting a larger contribution of passenger revenues from the Company's Transpacific operations. Quarter over quarter, the Company's Transpacific passenger revenues increased by $9.9 million, primarily due to the aforementioned efforts resulting in higher yields and an 8% increase in Transpacific RPMs and passengers carried.

Overseas charter revenues increased $993,000 or 11.5%, principally due to additional ad hoc charters flown quarter over quarter.

The following table compares operating expenses per ASM for second quarter 1999 with second quarter 1998 by major category:

                                                 Three Months Ended
                                                       June 30,
                                           ----------------------------    Increase
Operating Expenses Per ASM                    1999           1998         (Decrease)        %
-----------------------------------------------------------------------   --------------------------
Wages and benefits ...................        2.21(cent)     2.09(cent)     0.12(cent)      5.7
Aircraft fuel, including taxes and oil        1.12           1.21          (0.09)          (7.4)
Maintenance materials and repairs ....        1.57           1.50           0.07            4.7
Rentals and landing fees .............        0.46           0.52          (0.06)         (11.5)
Sales commissions ....................        0.23           0.21           0.02            9.5
Depreciation and amortization ........        0.27           0.24           0.03           12.5
Other ................................        1.69           1.55           0.14            9.0
                                              ----           ----           ----          -----
           Total .....................        7.55(cent)     7.32(cent)     0.23(cent)      3.1
                                              ----           ----           ----          -----
                                              ----           ----           ----          -----

All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 11.0% quarter over quarter. Significant quarter to quarter variances were as follows:

The dilutive effect of increased ASMs quarter over quarter was offset by increased wages and benefits of $5.1 million or 17.4%. Wages and benefits totaled $34.5 million in second quarter 1999 versus $29.4 million in second quarter 1998. A majority of the increase is attributable to (1) a 3% wage increase effective December 1, 1998 and (2) additional wages and benefits from increased flying and implementation of the Company's 1999 growth strategies.

Aircraft fuel cost, including taxes and oil ("Aircraft Fuel Cost") per ASM decreased by 0.09(cent) or 7.4%. Quarter over quarter, the Company incurred approximately $426,000 or 2.5% more Aircraft Fuel Cost. Due to increased flying, gallons consumed increased by 11.6% while the average cost of aircraft fuel per gallon, excluding taxes, decreased by 3.0(cent) or 5.4%. The average cost of aircraft fuel per gallon has steadily increased during 1999. The second quarter decrease of 3.0(cent) and 5.4% compares to a first quarter 1999 decrease in average cost of aircraft fuel per gallon, excluding taxes, of 13.8(cent) and 28.1%. The Company anticipates that the average cost of aircraft fuel per gallon will increase as the remainder of the year progresses.

Maintenance materials and repairs per ASM increased by 0.07(cent) or 4.7%. Quarter over quarter the Company incurred approximately $3.5 million or 16.9% in additional maintenance expense principally due to $3.0 million more in DC-10 maintenance expense, the result of increases in the maintenance rates charged by American Airlines, Inc. ("American") and the number of DC-10 aircraft used and hours flown.

Other operating expenses increased quarter over quarter by $4.6 million or 20.9%, principally attributable to expenses associated with the Company's increased flying schedule and passengers flown, including but not limited to, ground handling, food and beverage and personnel expenses.

SIX  MONTH PERIOD ENDED JUNE 30, 1999

The following table compares operating passenger revenues and statistics for the six month periods ended June 30, 1999 and 1998, in thousands, except as otherwise indicated:

                                            Six Months Ended
                                                June 30,
Operating Passenger                 ------------------------------------     Increase
Revenues and Statistics                  1999              1998             (Decrease)        %
------------------------------------------------------------------------     -----------------------------
Scheduled:
    Passenger revenues ...........     $  192,067      $  173,294           $   18,773       10.8
    Revenue passengers flown .....          2,631           2,453                  178        7.3
    RPM ..........................      1,931,428       1,755,629              175,799       10.0
    ASM ..........................      2,627,109       2,431,395              195,714        8.0
    Passenger load factor ........          73.5%           72.2%                  1.3        1.8
    Yield ........................           9.9(cent)       9.9(cent)              -(cent)     -

Overseas Charter:
    Charter revenues .............     $   19,850      $   18,103           $    1,747        9.7
    Revenue passengers flown .....            132             127                    5        3.9
    RPM ..........................        368,022         349,106               18,916        5.4
    ASM ..........................        385,690         371,239               14,451        3.9

Total Operations:
    Scheduled passenger and
       overseas charter revenues .     $  211,917      $  191,397           $   20,520       10.7
    Revenue passengers flown .....          2,763           2,580                  183        7.1
    RPM ..........................      2,299,450       2,104,735              194,715        9.3
    ASM ..........................      3,012,799       2,802,634              210,165        7.5

Significant period to period variances were as follows:

Scheduled passenger revenues totaled $192.1 million during the six month period ended June 30, 1999, an increase of $18.8 million or 10.8% over passenger revenues of $173.3 million for the six month period ended June 30, 1998. The Company experienced period over period increases of $2.1 million and $15.8 million in its Interisland and Transpacific passenger revenues, respectively. As mentioned above, the Company's concentrated efforts to improve fare and passenger mix and initiate and maintain general price increases resulted in, for the six months ended June 30, 1999 (i) higher yields in the Transpacific market and (ii) a 6% and 10% increase in Interisland and Transpacific RPMs and passengers carried, respectively.

Overseas charter revenues totaled $19.9 million in the six month period ended June 30, 1999, an increase of $1.7 million or 9.7% from the six month period ended June 30, 1998. The increase is primarily associated with the Company flying additional ad hoc charters period over period.

The following table compares operating expenses per ASM by major category for the six month periods ended June 30, 1999 and 1998:

                                                            Six Months Ended
                                                               June 30,
                                                        -----------------------     Increase
Operating Expenses Per ASM                             1999           1998         (Decrease)         %
-------------------------------------------------------------------------------     ----------------------

Wages and benefits ...................                 2.24(cent)     2.10(cent)     0.14(cent)      6.7
Aircraft fuel, including taxes and oil                 1.04           1.28          (0.24)         (18.8)
Maintenance materials and repairs ....                 1.60           1.50           0.10            6.7
Rentals and landing fees .............                 0.49           0.52          (0.03)          (5.8)
Sales commissions ....................                 0.23           0.22           0.01            4.5
Depreciation and amortization ........                 0.26           0.22           0.04           18.2
Other ................................                 1.66           1.47           0.19           12.9
                                                       ----           ----           ----          -----
           Total .....................                 7.52(cent)     7.31(cent)     0.21(cent)      2.9
                                                       ----           ----           ----          -----
                                                       ----           ----           ----          -----

All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 7.5% period over period. Significant period to period variances were as follows:

The dilutive effect of increased ASMs was offset by increased wages and benefits of $8.5 million or 14.5%. Wages and benefits totaled $67.4 million versus $58.9 million for the respective six month periods in 1999 and 1998. Similar to above, a majority of the increase is attributable to (1) a 3% wage increase effective December 1, 1998 and (2) additional wages and benefits from increased flying and implementation of the Company's 1999 growth strategies.

Aircraft Fuel Cost per ASM decreased by 0.24(cent) or 18.8%. Approximately $4.6 million or 12.7% less Aircraft Fuel Cost was incurred by the Company in the six month period ended June 30, 1999 compared to the six month period ended June 30, 1998. Period over period, average cost of aircraft fuel per gallon, excluding taxes, decreased by 9.8(cent) or 16.9%.

Maintenance materials and repairs per ASM increased by 0.10(cent) or 6.7%. For the six months ended June 30, 1999, the Company incurred approximately $6.1 million or 14.5% in additional maintenance expense as compared to the same period in 1998 due to (i) $1.6 million more in DC-9 airframe and engine repairs and (ii) $4.9 million more in DC-10 maintenance expense, the result of increased American maintenance rates and the number of DC-10 aircraft used and flown.

Other operating expenses per ASM increased by 0.19(cent) or 12.9% period over period. Similar to that discussed above, the increase is primarily attributable to expenses associated with the Company's increased flying schedule and passengers flown, including but not limited to, ground handling, food and beverage, personnel expenses and reservation fees.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash and liquid short-term investment securities on hand on June 30, 1999 of $41.6 million and internally generated funds. The Company also has restricted cash representing a credit card holdback of $14.8 million resulting from advance ticket sales. These funds are made available to the Company for general use as air travel is provided and fluctuate based upon advance booking trends. The Company also maintains a credit facility with a total availability of $9.3 million as of June 30, 1999 with aggregate term loans and letters of credit outstanding in the amounts of $5.1 million and $3.2 million, respectively. The Company will continue to consider various borrowing or leasing options to supplement its cash requirements.

Cash and cash equivalents for the six month period ended June 30, 1999 increased by $10.6 million. Operating activities for the six month period ended June 30, 1999 provided $26.9 million in cash and cash equivalents, primarily due to the Company generating positive operating and net income and net increases in accounts payable, accrued liabilities and air traffic liability. Through June 30, 1999, the Company incurred $25.2 million in capital expenditures, approximately $15.8 million of which is associated with the acquisition of additional DC-9 and DC-10 aircraft discussed below. Capitalized portions of aircraft improvements and continued investments in improved software, related hardware and ground equipment and other assets represent a majority of the remaining capital expenditures. The Company estimates that its 1999 capital expenditures will approximate $49.8 million.

                         ROUTES, AIRCRAFT AND ALLIANCES

In 1999, the Company initiated and continues to implement certain growth strategies.

In first quarter 1999 the Company expanded its Transpac operations by adding four weekly nonstop flights between Los Angeles and Maui and three weekly flights from Los Angeles to Maui to Kona on the Big Island of Hawaii. In August 1999, a two-year agreement providing for approximately 20 round-trip charter flights per month between Los Angeles and Tahiti will commence. To service these new routes, the Company took delivery of, in late 1998 and early 1999, two used DC-10-30 aircraft and is seeking to acquire a third DC-10-30 aircraft.

Further, in an effort to meet existing and anticipated passenger demand in the Interisland market resulting from the Company's marketing efforts, including its code sharing arrangements with American and Northwest Airlines, Inc. and most recently Continental Airlines, Inc. ("Continental"), as discussed below, the Company took delivery of, in late 1998 and second quarter 1999, two used DC-9-50 aircraft. The full incremental capacity resulting from the two additional DC-9-50 aircraft has been scheduled in third quarter 1999.

On August 3, 1999, the Company announced commencement of a formal code share arrangement with Continental which will allow passengers to book connecting travel between points in the domestic U.S. mainland and any of the islands in the State of Hawaii. The code share arrangement enhances the cooperative marketing alliance with Continental established in 1997.

                                  LANDING FEES

On September 1, 1999, a two-year moratorium placed on landing fees at all airports in the State of Hawaii is scheduled to end. The Governor of the State of Hawaii has reserved the right to reinstate the landing fee charges before the two-year period ends. Prior to the moratorium, the Company had averaged approximately $500,000 per month in landing fees at airports in the State of Hawaii.

                                   TICKET TAX

In 1997, legislation was enacted to, among other things, gradually reduce the Federal passenger excise tax from 10% to 7.5% and phase-in a $3 "head tax" per domestic flight segment by the year 2002. On October 1, 1999, the passenger excise tax is scheduled to decrease from 8% to 7.5%, with a correspondent increase in the "head tax" from $2 to $2.25 per domestic flight segment. There can be no assurance that the Company will be able to maintain its current fare levels or predict with any certainty the effects on its fares when the scheduled tax change occurs.

                  INFORMATION TECHNOLOGY SYSTEMS AND YEAR 2000

The Company has brought a number of major information technology systems on line for strategic purposes as well as to address issues associated with the year 2000. These information technology projects either replaced or enhanced existing systems, including local and wide area networks, yield management and all or portions of revenue and financial accounting. Essentially all development and implementation efforts related to these projects have been completed. Approximately $8 million of external costs associated with these efforts have been incurred as of June 30, 1999. The Company's efforts have transitioned whereby, as necessary, these projects have been incorporated into or complement those Year 2000 programs described below.

The Company's dedicated Year 2000 Director and Year 2000 Project Office continue to oversee the Company's Year 2000 compliance efforts, which operate on four tracks including 1) information and communication systems; 2) hardware; 3) business partnerships; and 4) government and externalities. Each track utilizes the Federal General Accounting Office methodology and available best practices.

STATE OF READINESS

The Company has and continues to perform constant awareness activities through regular informational briefings and newsletter updates, formal briefs of management and senior management, and the development of "personal Y2K kits" for all employees to address their concerns. The Company has initiated public relations activities, and is working with the Air Transport Association on a coordinated industry effort.

The Company has inventoried all of its hardware and software applications and is in the process of formally documenting its inventory assessments. Applications and hardware configurations of computers operating on the Company's networks have been audited using automated tools, and standalone machines have been subjected to the same detailed audits.

Remediation of legacy systems is approximately 97% complete with all remediation and testing of mission critical systems expected before September 30, 1999. The Company has contracted with external vendors to assist in its testing efforts and is currently testing its applications inventory.

The Company continues an aggressive business partner management program and is conducting a telephone survey of vital and important vendors, supported by site visits as necessary.

Hardware assessments have identified a very small amount of equipment which is date aware, with no systems yet identified as requiring remediation. Currently, the Company believes that all mission critical systems will be documented as Year 2000 Ready by either the manufacturer or through testing by the Company, with a target milestone of August 1999.

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

CONTINGENCY PLANS FOR HAWAIIAN AIRLINES

In addition to those Company contingency plans already on file for a number of operational functions as a part of U.S. Federal Aviation Administration (the "FAA") regulations and its normal operational disaster recovery plans, the Company has undertaken Year 2000-specific contingency activities. To this end, the Company has established a dedicated position for the coordination of contingency plans. While the Company believes that all systems will be Year 2000 ready, the Company has substantively developed appropriate contingency plans to address complete and partial systems failure for all critical, vital, and important systems. Hawaiian will continue to refine and test its contingency plans throughout the remainder of 1999.

RISKS OF YEAR 2000 ISSUES

Preliminary reviews of flight systems have found little potential impact of Year 2000 issues, and existing contingency plans and training address the loss of most affected operations systems. The primary risks to Hawaiian Airlines are those of business continuity. While indications to date are that its business partners are actively preparing for the Year 2000, the Company will continue to aggressively address both its supply and revenue chains to ensure, to the best of the Company's knowledge, that both products and business operations of its partners are not adversely affected by the Year 2000 problem.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         No material developments in matters previously reported or reportable events arising in the three or six months ended June 30, 1999 were noted, other than that described immediately below.

         During second quarter 1999, the Department of Taxation of the State of Hawaii (the "State DOT") informally advised the Company that it was prepared to issue proposed tax assessment notices to the Company's lessors of DC9 aircraft under operating leases for general excise tax liability on the lease rent paid to such lessors. Pursuant to the leases, the Company would, subject to certain defenses, including but not limited to the Company's prior discharge in bankruptcy of certain obligations, be liable to the lessors for such taxes and possibly interest and penalties thereon. In the opinion of management, an adequate reserve for this contingency has been established in the accompanying balance sheets and, after consultation with legal counsel, management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the May 21, 1999 Annual Meeting of Shareholders of Hawaiian Airlines, Inc., the following matter was voted upon:

                 Election of Board of Directors          Votes
                 ------------------------------          -----
         John W. Adams                            33,139,359  For
                                                     776,053  Withheld

         Paul J. Casey                            33,147,789  For
                                                     767,623  Withheld

         Todd G. Cole                             33,118,174  For
                                                     797,238  Withheld

         Robert C. Coo                            33,142,474  For
                                                     772,938  Withheld

         Joseph P. Hoar                           33,140,584  For
                                                     774,828  Withheld

         Reno F. Morella                          33,133,777  For
                                                     781,635  Withheld

         Arthur J. Pasmas                         33,142,624  For
                                                     772,788  Withheld

         Samson Poomaihealani                     33,138,255  For
                                                     777,157  Withheld

         Edward Z. Safady                         33,140,074  For
                                                     775,338  Withheld

         Sharon L. Soper                          33,138,356  For
                                                     777,056  Withheld

         Thomas J. Trzanowski                     33,136,574  For
                                                     778,838  Withheld

ITEM 5.  OTHER INFORMATION.

         To be considered for inclusion in the Company's 2000 proxy material, shareholder proposals to be considered for presentation at the 2000 Annual Meeting of Shareholders must be received by the Corporate Secretary of the Company at its principal offices at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819 on or before December 17, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Exhibit 27    Financial Data Schedule.

(b)      Reports on Form 8-K.

         None.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HAWAIIAN AIRLINES, INC.



August 16, 1999                      By  /s/ John L. Garibaldi
                                        ----------------------------------------
                                         John L. Garibaldi
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)