Form 10-Q
period 1999-09-30
HAWAIIAN AIRLINES INC/HI
filed 1999-11-12
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ______ to ______

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

As of November 1, 1999, 40,997,335 shares of Common Stock shares were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
CONDENSED BALANCE SHEETS (IN THOUSANDS)

                                                                            (UNAUDITED)
                                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                                 1999                  1998
---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.............................................      $ 35,597              $ 31,011
    Restricted cash........................................................       19,955                 6,432
    Accounts receivable, net..............................................        31,853                29,995
    Inventories, net......................................................        11,722                 8,546
    Prepaid expenses and other............................................         6,240                 5,923
                                                                          ---------------       ---------------
        TOTAL CURRENT ASSETS..............................................       105,367                81,907
                                                                          ---------------       ---------------

Property and equipment, less accumulated depreciation and
    amortization of $34,937 and $25,584 in 1999 and 1998, respectively....       106,174                84,922
Other assets..............................................................         7,235                 8,232
Reorganization value in excess of amounts
    allocable to identifiable assets, net ("Excess Reorganization Value").        39,229                46,850
                                                                          ---------------       ---------------

        TOTAL ASSETS......................................................      $258,005              $221,911
                                                                          ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt.....................................      $  4,638              $  3,532
    Current portion of capital lease obligations..........................         4,214                 4,614
    Accounts payable......................................................        34,106                28,883
    Air traffic liability.................................................        42,078                22,131
    Accrued liabilities...................................................        18,543                16,517
                                                                          ---------------       ---------------
        TOTAL CURRENT LIABILITIES.........................................       103,579                75,677
                                                                          ---------------       ---------------

Long-Term Debt............................................................        23,561                14,454
Capital Lease Obligations.................................................         2,930                 5,966
Other Liabilities and Deferred Credits....................................        30,870                34,927

SHAREHOLDERS' EQUITY:
    Common and Special Preferred Stock.....................................          410                   410
    Capital in excess of par value........................................        99,418                99,418
    Warrants..............................................................         3,153                 3,153
    Notes receivable from Common Stock sales..............................        (1,581)               (1,581)
    Retained earnings (accumulated deficit)...............................           171                (6,007)
    Accumulated other comprehensive loss..................................        (4,506)               (4,506)
                                                                          ---------------       ---------------

        TOTAL SHAREHOLDERS' EQUITY........................................        97,065                90,887
                                                                          ---------------       ---------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................     $258,005              $221,911
                                                                          ===============       ===============

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF INCOME (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                   -----------------------------------------------------------------------
                                                       1999              1998                 1999               1998
--------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
    Passenger......................................    $111,987           $ 97,358             $304,054          $270,652
    Charter........................................      10,891              8,416               30,741            26,519
    Cargo..........................................       5,829              5,686               16,877            16,514
    Other..........................................       6,324              4,072               15,690            11,096
                                                   -------------     --------------       --------------     -------------
        TOTAL......................................     135,031            115,532              367,362           324,781
                                                   -------------     --------------       --------------     -------------

OPERATING EXPENSES:
    Wages and benefits.............................      36,276             31,486              103,752            90,412
    Aircraft fuel, including taxes and oil.........      20,451             15,138               51,710            50,989
    Maintenance materials and repairs..............      26,774             20,546               75,076            62,725
    Rentals and landing fees.......................       7,806              8,357               22,453            23,016
    Sales commissions..............................       3,572              2,574               10,611             8,712
    Depreciation and amortization..................       4,723              3,317               12,529             9,442
    Other..........................................      28,299             22,604               78,258            63,824
                                                   -------------     --------------       --------------     -------------
        TOTAL......................................     127,901            104,022              354,389           309,120
                                                   -------------     --------------       --------------     -------------

OPERATING INCOME...................................       7,130             11,510               12,973            15,661
                                                   -------------     --------------       --------------     -------------

NONOPERATING EXPENSE:
    Interest expense, net..........................        (252)               (31)                (910)             (392)
    Loss on disposition of equipment...............         (59)               (83)                (842)             (142)
    Other, net.....................................        (196)               (31)                 425               (78)
                                                   -------------     --------------       --------------     -------------
        TOTAL......................................        (507)              (145)              (1,327)             (612)
                                                   -------------     --------------       --------------     -------------

INCOME BEFORE INCOME TAXES.........................       6,623             11,365               11,646            15,049

INCOME TAX PROVISION...............................      (3,133)            (5,231)              (5,468)           (7,070)
                                                   -------------     --------------       --------------     -------------

NET INCOME.........................................       3,490              6,134                6,178             7,979

OTHER COMPREHENSIVE INCOME.........................           -                  -                    -                 -
                                                   -------------     --------------       --------------     -------------

COMPREHENSIVE INCOME...............................    $  3,490           $  6,134             $  6,178          $  7,979
                                                   =============     ==============       ==============     =============

NET INCOME PER COMMON STOCK SHARE:

    Basic.........................................     $   0.09           $   0.15             $   0.15          $   0.20
                                                   =============     ==============       ==============     =============
    Diluted.......................................     $   0.08           $   0.15             $   0.15          $   0.19
                                                   =============     ==============       ==============     =============

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
    SHARES OUTSTANDING:

    Basic.........................................       40,997             40,932               40,997            40,906
                                                   =============     ==============       ==============     =============
    Diluted.......................................       42,144             42,045               42,195            42,182
                                                   =============     ==============       ==============     =============

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                     1999             1998
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.................................................................      $ 6,178           $ 7,979
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization..........................................       12,529             9,442
         Net periodic postretirement benefit cost..............................         1,030             1,071
         Loss on disposition of equipment.......................................          842               142
         Income tax provision recognized as a reduction to
            Excess Reorganization Value........................................         5,468             7,070
         Increase in restricted cash...........................................       (13,523)           (2,701)
         Increase in accounts receivable........................................       (1,858)           (1,148)
         Decrease (increase) in inventories....................................        (3,176)               68
         Decrease (increase) in prepaid expenses and other.....................          (317)            2,542
         Increase (decrease) in accounts payable...............................         5,223              (320)
         Increase in air traffic liability.....................................        19,947               945
         Increase in accrued liabilities........................................        2,026               483
         Other, net.............................................................       (4,698)            1,428
                                                                                 -------------    --------------

             NET CASH PROVIDED BY OPERATING ACTIVITIES.........................        29,671            27,001
                                                                                 -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment.........................................      (32,168)           (9,291)
     Net proceeds from disposition of equipment.................................          306               871
     Sale of investment securities.............................................             -             4,001
                                                                                 -------------    --------------

             NET CASH USED IN INVESTING ACTIVITIES..............................      (31,862)           (4,419)
                                                                                 -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt...................................       12,449               563
     Repayment of long-term debt................................................       (2,236)             (990)
     Repayment of capital lease obligations.....................................       (3,436)           (3,146)
     Proceeds from issuance of Common Stock.....................................            -                77
     Proceeds on notes receivable from Common Stock sales......................             -               133
                                                                                 -------------    --------------

             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............         6,777            (3,363)
                                                                                 -------------    --------------

             NET INCREASE IN CASH AND CASH EQUIVALENTS..........................        4,586            19,219

Cash and cash equivalents - Beginning of Period.................................       31,011            15,713
                                                                                 -------------    --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD.......................................     $ 35,597           $34,932
                                                                                 =============    ==============

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.
STATISTICAL DATA (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (UNAUDITED)

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                       -------------------------------       ----------------------------------
                                                           1999                1998                1999                1998
--------------------------------------------------------------------------------------       ----------------------------------
SCHEDULED OPERATIONS:
     Revenue passengers flown.........................     1,461               1,333               4,092                3,786
     Revenue passenger miles ("RPM").................. 1,123,450             992,615           3,054,878            2,748,244
     Available seat miles ("ASM")..................... 1,437,071           1,268,422           4,064,180            3,699,817
     Passenger load factor............................      78.2%               78.3%               75.2%                74.3%
     Passenger revenue per passenger mile ("Yield")...      10.0 CENTS           9.8 CENTS          10.0 CENTS            9.8 CENTS

OVERSEAS CHARTER OPERATIONS:
     Revenue passengers flown.........................        70                  60                 202                  187
     RPM..............................................   195,261             166,061             563,283              515,167
     ASM..............................................   205,339             177,454             591,029              548,693

TOTAL OPERATIONS:
     Revenue passengers flown.........................     1,531               1,393               4,294                3,973
     RPM.............................................. 1,318,711           1,158,676           3,618,161            3,263,411
     ASM.............................................. 1,642,410           1,445,876           4,655,209            4,248,510
     Revenue per ASM..................................       8.2 CENTS           8.0 CENTS           7.9 CENTS            7.6 CENTS
     Cost per ASM.....................................       7.8 CENTS           7.2 CENTS           7.6 CENTS            7.3 CENTS

HAWAIIAN AIRLINES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and statements of cash flows for the interim periods covered and the financial position of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") for the periods indicated. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1998.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 1999 and December 31, 1998, approximately $20.0 million and $6.4 million, respectively, of cash was restricted as to withdrawal. These funds serve as collateral to support a credit card holdback for advance ticket sales and are classified as restricted cash in the accompanying condensed balance sheets. Funds are made available as air travel is provided.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments principally comprised of heating oil forward contracts to manage market risks and hedge its exposure to fluctuations in its aircraft fuel costs. These contracts qualify for hedge accounting treatment as they manage risk, identify firm commitments for set time periods and meet correlation criteria for effectiveness. The Company accounts for its derivative contracts on a deferral basis. Initial and subsequent margin deposit requirements are reflected in prepaid expenses and other assets. Realized and unrealized gains and losses, fees and commissions are deferred and recognized upon settlement of the underlying contract.

INCOME TAXES

The Company's reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly different than the current United States ("U.S.") corporate statutory rate of 35.0%. For the three and nine month periods ended September 30, 1999, estimated interperiod tax provisions of $3.1 million and $5.5 million, respectively, have been reflected in the accompanying condensed statements of earnings. While generally accepted accounting principles require that a provision for income taxes be recorded, a majority of the amount recorded will not require cash outlay as the provision will be offset by net operating loss carryforwards available to the Company. The estimated income tax benefit from the expected utilization of these net operating loss carryforwards has been applied as a reduction to reorganization value in excess of amounts allocable to identifiable assets.

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

                           FORWARD LOOKING INFORMATION

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

                              RESULTS OF OPERATIONS

In third quarter 1999, the Company generated operating and net income of $7.1 million and $3.5 million, respectively. For the nine months ended September 30, 1999, the Company generated operating and net income of $13.0 million and $6.2 million, respectively. For the three and nine months ended September 30, 1999, operating revenues respectively increased by $19.5 million and $42.6 million compared to the corresponding periods in 1998, principally due to increases in scheduled and chartered passenger revenues. For the comparable periods in 1999, operating expenses increased by $23.9 million and $45.3 million, respectively, compared to the corresponding periods in 1998, a result of higher labor, aircraft fuel, maintenance and general administrative expenses. The Company also continues to incur additional expenses from its increased flight operations and investments in infrastructure to support the Company's growth. Incremental labor and training costs related to the

Company's expansion totaled more than $2 million during the nine month period ended September 30, 1999.

As evidenced throughout 1999, overall tourism in Hawaii has shown gradual improvement period over period. Preliminary statistics from the Hawaii Visitors & Convention Bureau revealed that visitor arrivals to the State of Hawaii through the first nine months of 1999 increased by 1.4%. Through September 1999, a 6.3% decrease in Eastbound visitor traffic was offset by a 6.0% increase in Westbound visitor traffic.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

The following table compares third quarter 1999 operating passenger revenues and statistics to those in third quarter 1998, in thousands, except as otherwise indicated:

                                                        Three Months Ended
                                                           September 30,
Operating Passenger                             -----------------------------------     Increase
Revenues and Statistics                             1999                1998            (Decrease)            %
-----------------------------------------------------------------------------------    ------------------------------
Scheduled:
    Passenger revenues....................        $  111,987          $   97,358         $  14,629          15.0
    Revenue passengers flown..............             1,461               1,333               128           9.6
    RPMs..................................         1,123,450             992,615           130,835          13.2
    ASMs..................................         1,437,071           1,268,422           168,649          13.3
    Passenger load factor.................              78.2%               78.3%             (0.1)            -
    Yield.................................              10.0 CENTS           9.8 CENTS         0.2 CENTS     2.0

Overseas Charter:
    Charter revenues......................        $   10,891          $    8,416         $   2,475          29.4
    Revenue passengers flown..............                70                  60                10          16.7
    RPMs..................................           195,261             166,061            29,200          17.6
    ASMs..................................           205,339             177,454            27,885          15.7

Total Operations:
    Scheduled passenger and
       overseas charter revenues..........        $  122,878          $  105,774         $  17,104          16.2
    Revenue passengers flown..............             1,531               1,393               138           9.9
    RPMs..................................         1,318,711           1,158,676           160,035          13.8
    ASMs..................................         1,642,410           1,445,876           196,534          13.6

Significant quarter to quarter variances were as follows:

Scheduled passenger revenues totaled $112.0 million in third quarter 1999, an increase of $14.6 million or 15.0% over third quarter 1998. On a scheduled system-wide basis, the Company experienced an approximate 13.2% increase in RPMs, complemented by a 2.0% increase in yield. Quarter over quarter, the Company's Interisland and Transpacific passenger revenues increased by $2.5 million and $11.6 million, respectively. These scheduled passenger revenue increases were primarily driven by an 8% increase in Interisland passengers carried and RPMs and a 14% increase in Transpacific revenue passengers carried and RPMs, respectively.

Overseas charter revenues increased $2.5 million or 29.4%, principally due to
(1) the commencement in August 1999 of a two-year agreement providing for approximately 20 round-trip charter flights per month between Los Angeles and Tahiti and (2) additional ad hoc charters flown quarter over quarter.

The following table compares operating expenses per ASM for third quarter 1999 with third quarter 1998 by major category:

                                                       Three Months Ended
                                                           September 30,
                                                  ----------------------------            Increase
      Operating Expenses Per ASM                       1999              1998             (Decrease)            %
---------------------------------------------     ----------------------------         -----------------------------
Wages and benefits...........................          2.21 CENTS        2.18 CENTS         0.03 CENTS          1.4
Aircraft fuel, including taxes and oil.......          1.25              1.05               0.20               19.0
Maintenance materials and repairs............          1.63              1.42               0.21               14.8
Rentals and landing fees.....................          0.48              0.58              (0.10)             (17.2)
Sales commissions............................          0.22              0.18               0.04               22.2
Depreciation and amortization................          0.29              0.23               0.06               26.1
Other........................................          1.72              1.56               0.16               10.3
                                                  ----------        ----------         ----------        -----------
           Total.............................          7.80 CENTS        7.20 CENTS         0.60 CENTS          8.3
                                                  ==========        ==========         ==========        ===========

All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 13.6% quarter over quarter. Significant quarter to quarter variances were as follows:

Quarter over quarter, wages and benefits increased by $4.8 million or 15.2%. Wages and benefits totaled $36.3 million in third quarter 1999 versus $31.5 million in third quarter 1998. A majority of the increase is attributable to (1) a 3% wage increase effective December 1, 1998 and (2) additional wages and benefits from increased flying.

Aircraft fuel cost, including taxes and oil ("Aircraft Fuel Cost") per ASM increased by 0.20 CENTS or 19.0%. Quarter over quarter, the Company incurred approximately $5.3 million or 35.1% more Aircraft Fuel Cost. Due to increased flying, gallons consumed increased by 14.4% while the average cost of aircraft fuel per gallon, excluding taxes, increased by 13.2 CENTS or 28.4%. For the remainder of 1999, the Company anticipates that the average cost of aircraft fuel per gallon will reflect those levels experienced during third quarter 1999.

Maintenance materials and repairs per ASM increased by 0.21 CENTS or 14.8%. Quarter over quarter, the Company incurred approximately $6.2 million or 30.3% in additional expense due to (1) $2.9 million more in DC-9 airframe maintenance and (2) $3.3 million more in DC-10 maintenance expense, the result of increases in the maintenance rates charged by American Airlines, Inc. ("American") and the number of DC-10 aircraft used and hours flown.

Rentals and landing fees decreased by 0.10 CENTS or 17.2% in third quarter 1999 compared to third quarter 1998. Rentals and landing fees totaled $7.8 million for third quarter 1999, a decrease of $551,000 or 6.6% from third quarter 1998. The decrease primarily resulted from the net of (1) $1.6 million less in DC-10 rental expense as the Company renegotiated its leases of American DC-10 aircraft in second quarter 1999 and (2) $608,000 in additional landing fees as the two-year moratorium placed on landing fees at all airports in the State of Hawaii ended on September 1, 1999.

Sales commissions increased by 0.04 CENTS or 22.2% in third quarter 1999 compared to third quarter 1998. Sales commissions totaled $3.6 million in third quarter 1999, an increase of $1.0 million or 38.8% principally due to an increase in the volume of sales from travel agency and retail sales sources.

Depreciation and amortization per ASM increased by 0.06 CENTS or 26.1%. Additional depreciation of approximately $1.5 million was incurred from owned DC-9 and DC-10 aircraft placed into service in 1999.

Other operating expenses increased quarter over quarter by $5.7 million or 25.2%, principally attributable to expenses associated with the Company's increased flying schedule and passengers flown, including but not limited to, credit card fees, ground handling, food and beverage, personnel expenses and communication.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

The following table compares operating passenger revenues and statistics for the nine month periods ended September 30, 1999 and 1998, in thousands, except as otherwise indicated:


                                                       Nine Months Ended
                                                          September 30,
Operating Passenger                           -----------------------------------      Increase
Revenues and Statistics                            1999                1998           (Decrease)          %
----------------------------------------------------------------------------------   ----------------------------
Scheduled:
    Passenger revenues...................      $  304,054          $  270,652          $ 33,402          12.3
    Revenue passengers flown.............           4,092               3,786               306           8.1
    RPMs.................................       3,054,878           2,748,244           306,634          11.2
    ASMs.................................       4,064,180           3,699,817           364,363           9.8
    Passenger load factor................            75.2%               74.3%              0.9           1.2
    Yield................................            10.0 CENTS           9.8 CENTS         0.2 CENTS     2.0

Overseas Charter:
    Charter revenues.....................      $   30,741          $   26,519          $  4,222          15.9
    Revenue passengers flown.............             202                 187                15           8.0
    RPMs.................................         563,283             515,167            48,116           9.3
    ASMs.................................         591,029             548,693            42,336           7.7

Total Operations:
    Scheduled passenger and
       overseas charter revenues.........      $  334,795          $  297,171          $ 37,624          12.7
    Revenue passengers flown.............           4,294               3,973               321           8.1
    RPMs.................................       3,618,161           3,263,411           354,750          10.9
    ASMs.................................       4,655,209           4,248,510           406,699           9.6


Significant period to period variances were as follows:

Scheduled passenger revenues totaled $304.1 million during the nine month period ended September 30, 1999, an increase of $33.4 million or 12.3% over passenger revenues of $270.7 million for the nine month period ended September 30, 1998. The Company experienced period over period increases of $4.6 million and $27.4 million in its Interisland and Transpacific passenger revenues, respectively. The Company's concentrated efforts throughout the year to improve fare and passenger mix and initiate and maintain general price increases resulted in, for the nine months ended September 30, 1999 (1) higher yields in the Transpacific market of approximately 6% and (2) a 7% and 12% increase in Interisland and Transpacific RPMs and passengers carried, respectively.

Overseas charter revenues totaled $30.7 million in the nine month period ended September 30, 1999, an increase of $4.2 million or 15.9% from the nine month period ended September 30, 1998. As described above, the increase is primarily associated with the Company commencing charters between Los Angeles and Tahiti and the flying of additional ad hoc charters period over period.

The following table compares operating expenses per ASM by major category for the nine month periods ended September 30, 1999 and 1998:

                                                           Nine Months Ended
                                                              September 30,
                                                     ----------------------------         Increase
      Operating Expenses Per ASM                        1999              1998           (Decrease)            %
---------------------------------------------------------------------------------      ----------------------------
Wages and benefits............................         2.23 CENTS        2.13 CENTS        0.10 CENTS          4.7
Aircraft fuel, including taxes and oil........         1.11              1.20             (0.09)              (7.5)
Maintenance materials and repairs.............         1.61              1.48              0.13                8.8
Rentals and landing fees......................         0.48              0.54             (0.06)             (11.1)
Sales commissions.............................         0.23              0.21              0.02                9.5
Depreciation and amortization.................         0.27              0.22              0.05               22.7
Other.........................................         1.68              1.50              0.18               12.0
                                                  ==========        ==========        ==========        ===========
           Total..............................         7.61 CENTS        7.28 CENTS        0.33 CENTS          4.5
                                                  ==========        ==========        ==========        ===========

All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 9.6% period over period. Significant period to period variances were as follows:

Wages and benefits totaled $103.8 million versus $90.4 million for the respective nine month periods in 1999 and 1998, an increase of $13.3 million or 14.8%. Similar to above, a majority of the increase is primarily attributable to
(1) a 3% wage increase effective December 1, 1998 and (2) additional wages and benefits from increased flying and implementation of the Company's 1999 growth strategies.

Maintenance materials and repairs per ASM increased by 0.13 CENTS or 8.8% for the nine months ended September 30, 1999 compared to the same period in 1998. For the nine months ended September 30, 1999, the Company incurred approximately $12.4 million or 19.7% in additional maintenance expense as compared to the same period in 1998 due to (1) $4.4 million more in DC-9 airframe and engine repairs and (2) $7.7 million more in DC-10 maintenance expense, the result of increased American maintenance rates and the number of DC-10 aircraft used and flown.

Sales commissions per ASM increased by 0.02 CENTS or 9.5%. Sales commissions totaled $10.6 million, an increase of $1.9 million or 21.8%. As mentioned above, the increase is primarily the result of increased sales activity from travel agency and retail sales sources.

Depreciation and amortization per ASM increased by 0.05 CENTS or 22.7% for the first nine months of 1999 compared to the same period in 1998. Additional depreciation of approximately $2.9 million was incurred from owned DC-9 and DC-10 aircraft and related rotable parts placed into service in 1999.

Other operating expenses per ASM increased by 0.18 CENTS or 12.0% period over period. Other operating expenses increased period over period by $14.4 million or 22.6%. Similar to that discussed above, the increase is primarily attributable to expenses associated with the Company's increased flying schedule and passengers flown, including but not limited to, ground handling, security, food and beverage, advertising and promotion and personnel expenses.

                                    AIRCRAFT

On September 22, 1999, the Company announced that, subject to the negotiation and execution of a definitive agreement, it had accepted an offer from The Boeing Company ("Boeing") to purchase up to 20 Boeing 717-200 aircraft to replace its present Interisland fleet. The Company currently utilizes 15 DC-9-50 aircraft to service its Interisland routes. The 717s (1) have the same Type Rating as the DC-9, allowing easier maintenance and crew training transitioning;
(2) seat eight passengers in first class and 115 in coach; (3) utilize twin BMW Rolls-Royce BR715 engines that generate emissions 60% below existing federal standards; and (4) meet federal Stage 3 and Stage 4, as currently defined, requirements. The 717s are also expected to be 25% more fuel-efficient, less costly to maintain than the Company's current DC-9-50 fleet and able to fly with greater frequency than the DC-9s. This would allow an expanded Interisland flight schedule to accommodate existing and increasing passenger demand generated from the Company's marketing efforts, its code share agreements with American, Continental Airlines, Inc. ("Continental") and Northwest Airlines, Inc. and the Company's own expanded Transpacific operations. A firm order valued at more than $430 million for 13 Boeing 717-200 aircraft has been placed, with the Company anticipating taking delivery of the 13 new aircraft throughout the year 2001. Financing will be provided through Boeing for acquisition of the initial 13 aircraft.

The Company also recently announced agreements to sublease two DC-10-30 aircraft from Continental for use in its charter operations and its nonstop Transpacific Los Angeles to Maui route. The Company expects delivery of the first aircraft on or about November 15, 1999 and the second aircraft on or about April 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it has various options available to meet its current and future capital, debt and operating commitments, including cash and liquid short-term investment securities on hand on September 30, 1999 of $35.6 million and internally generated funds. The Company also has restricted cash representing a credit card holdback of $20.0 million resulting from advance ticket sales. These funds are made available to the Company for general use as air travel is provided and fluctuate based upon advance booking trends. The Company also maintains a credit facility with a total availability of $9.3 million as of September 30, 1999 with aggregate term loans and letters of credit outstanding in the amounts of $5.3 million and $3.2 million, respectively. The Company will continue to consider various borrowing or leasing options to supplement its cash requirements.

Cash and cash equivalents for the nine month period ended September 30, 1999 increased by $4.6 million. Operating activities for the nine month period ended September 30, 1999 provided $29.7 million in cash and cash equivalents, primarily due to the Company generating positive operating and net income and net increases in accounts payable, air traffic liability and accrued liabilities. Through September 30, 1999, the Company incurred $32.2 million in capital expenditures, approximately $19.5 million of which is associated with the acquisition of additional DC-9 and DC-10 aircraft. Capitalized portions of aircraft improvements and continued investments in improved software, related hardware and ground equipment and other assets represent a majority of the remaining capital expenditures. The Company estimates that its 1999 capital expenditures will approximate $47.8 million.

                        DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes heating oil forward contracts to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. When fully implemented, the Company plans to employ a strategy whereby heating oil contracts are used to cover approximately 50% of the Company's anticipated aircraft fuel needs on a rolling six month basis. At September 30, 1999, the Company held petroleum forward contracts to purchase 256,000 barrels of heating oil in the aggregate amount of $6.2 million through April 2000. These forward contracts represented approximately 17% of the Company's anticipated 1999 aircraft fuel needs for the next six months. Realized gains on liquidated contracts amounting to $87,000 and $111,000, are included as a component of Aircraft Fuel Cost for the three and nine month periods ended September 30, 1999.

                  INFORMATION TECHNOLOGY SYSTEMS AND YEAR 2000

The Company has brought a number of major information technology systems on line for strategic purposes as well as to address issues associated with the year 2000. These information technology projects either replaced or enhanced existing systems, including local and wide area networks, yield management and all or portions of revenue and financial accounting. Essentially all development and implementation efforts related to these projects have been completed. Approximately $8 million of external costs associated with these efforts have been incurred as of September 30, 1999. The Company's efforts have transitioned whereby, as necessary, these projects have been incorporated into or complement those Year 2000 programs described below.

The Company's dedicated Year 2000 Director and Year 2000 Project Office continue to oversee the Company's Year 2000 compliance efforts, which operate on four tracks including (1) information and communication systems; (2) hardware; (3) business partnerships; and (4) government and externalities. Each track utilizes the Federal General Accounting Office methodology and available best practices.

STATE OF READINESS

The Company has and continues to perform constant awareness activities through regular informational briefings and newsletter updates along with formal briefs of management and senior management. The Company has initiated public relations activities, and is working with the Air Transport Association in a continuing coordinated industry effort.

The Company has inventoried all of its hardware and software applications and is in the process of formally documenting its inventory assessments. Applications and hardware configurations of computers operating on the Company's networks have been audited using automated tools and stand-alone machines have been subjected to the same detailed audits.

Remediation of legacy systems is 100% complete with all remediation and testing of mission critical systems completed as of September 30, 1999. The Company has contracted with external vendors to assist in its testing efforts and is currently completing testing on two remaining systems.

Departments are currently engaged in final documentation of their business partners, including critical third-party service providers, with all activities scheduled for completion in November 1999.

Hardware assessments have identified a very small amount of equipment which is date aware, with no systems yet identified as requiring remediation. All mission critical systems have been documented compliant either through manufacturer assurances or testing by the Company.

ESTIMATED COSTS TO ADDRESS YEAR 2000 ISSUES

Because a substantial portion of the Company's information systems were replaced by new applications that are represented to be Year 2000 compliant, the Company's remaining Year 2000 issues are primarily related to remediation of legacy code and assistance in conducting Year 2000 testing. The Company estimates that it will expend $1 million to $2 million for such remediation and testing. This will be in addition to the $8 million expended on those replacement systems described above.

CONTINGENCY PLANS FOR HAWAIIAN AIRLINES

In addition to those Company contingency plans already on file for a number of operational functions as a part of U.S. Federal Aviation Administration (the "FAA") regulations and its normal operational disaster recovery plans, the Company has undertaken Year 2000-specific contingency activities. To this end, the Company has established a dedicated position for the coordination of contingency plans. While the Company believes that all systems will be Year 2000 ready, the Company has substantively developed appropriate contingency plans to address complete and partial systems failure for all critical, vital, and important internal systems and those relied on from third-party service providers. Hawaiian will continue to refine and test its contingency plans throughout the remainder of 1999.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to certain market risks related to its aircraft fuel. Refer to DERIVATIVE FINANCIAL INSTRUMENTS as described above for further discussion on aircraft fuel and related financial instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         No material developments in matters previously reported or reportable events arising in the three or nine months ended September 30, 1999 were noted.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              Exhibit 27  Financial Data Schedule.

         (b)  Reports on Form 8-K.

              (i) Current Report on Form 8-K dated September 14, 1999 (date of event August 28, 1999) reporting Item 5, "Other Events" and
                    Item 7, "Financial Statements, Proforma Financial Information and Exhibits."

              (ii) Current Report on Form 8-K dated September 27, 1999 (date of event September 22, 1999) reporting Item 5, "Other Events."

              (iii) Current Report on Form 8-K dated October 5, 1999 (date of event September 28, 1999) reporting Item 4, "Changes In Registrant's Certifying Accountant."

              (iv) Current Report on Form 8-K/A dated October 12, 1999 (date of event September 28, 1999) reporting Item 4, "Changes In Registrant's Certifying Accountant" and Item 7, "Financial Statements, Proforma Financial Information and Exhibits."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HAWAIIAN AIRLINES, INC.

November 12, 1999                  By  /s/ JOHN L. GARIBALDI
                                       ----------------------------------------
                                       John L. Garibaldi
                                       Executive Vice President
                                       and Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)