Form 10-K
period 1999-12-31
HAWAIIAN AIRLINES INC/HI
filed 2000-03-30
CIK 46205

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

                   For the fiscal year ended December 31, 1999
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes ( X ) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                       Yes ( ) No (X )

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.                                         Yes ( X ) No ( )

As of March 1, 2000, 40,997,335 shares of Common Stock of the Registrant were outstanding. The aggregate market value of voting stock held by non-affiliates (22,536,187 shares) of the Registrant is $42,255,351.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference in Part III of this Form 10-K.

                            EXHIBIT INDEX ON PAGE 30

                                TABLE OF CONTENTS

                                                                         PAGE

COVER PAGE                                                                   1

                                     PART I

ITEM 1.   BUSINESS.                                                          4
ITEM 2.   PROPERTIES.                                                        11
ITEM 3.   LEGAL PROCEEDINGS.                                                 11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.               11

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON  EQUITY AND RELATED
          SHAREHOLDER MATTERS.                                               11
ITEM 6.   SELECTED FINANCIAL DATA.                                           11
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.                                         12
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.        23
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                       24
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.                                              24

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.                24
ITEM 11.  EXECUTIVE COMPENSATION.                                            25
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    25
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                    25

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.   26
          EXHIBIT INDEX.                                                     30
          SIGNATURES.                                                        31

                                         TABLE INDEX

          REPORT OF INDEPENDENT AUDITORS.                                  F-1a
          INDEPENDENT AUDITORS' REPORT.                                    F-1b
          BALANCE SHEETS.                                                  F-2
          STATEMENTS OF OPERATIONS.                                        F-4
          STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME.     F-6
          STATEMENTS OF CASH FLOWS.                                        F-7
          NOTES TO FINANCIAL STATEMENTS.                                   F-9
          SUPPLEMENTAL FINANCIAL INFORMATION.                              F-26
          SELECTED FINANCIAL AND STATISTICAL DATA.                         F-27
          REPORT OF INDEPENDENT AUDITORS.                                  S-1a
          INDEPENDENT AUDITORS' REPORT ON SCHEDULE.                        S-1b
          FINANCIAL STATEMENT SCHEDULE.                                    S-2

                                     PART I

ITEM 1.  BUSINESS.

                                   THE COMPANY

Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") is the largest airline headquartered in Hawaii, based on operating revenues of $488.9 million for 1999. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company was incorporated in January 1929 under the laws of the Territory of Hawaii. The Common Stock of the Company trades on the American Stock Exchange and the Pacific Exchange under the symbol "HA." The Company's principal offices are located at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819. Its telephone and facsimile numbers are (808) 835-3700 and (808) 835-3690, respectively. Its website address is www.hawaiianair.com.

                                   OPERATIONS

PASSENGER SERVICE

The Company's chief source of revenue is scheduled passenger airline service. Scheduled passenger service consists of, on average and depending on seasonality, approximately 175 flights per day with (1) daily service between Hawaii and Las Vegas, Nevada and the four key United States ("U.S.") West Coast gateway cities of Los Angeles and San Francisco, California, Seattle, Washington and Portland, Oregon ("Transpac"); (2) daily service among the six major islands of the State of Hawaii ("Interisland"); and (3) twice weekly service from Hawaii to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("Southpac"). The Company also provides charter service from Honolulu to Las Vegas and to Anchorage, Alaska and from Los Angeles to Papeete, Tahiti ("Overseas Charter"). As discussed below, the Company operates a fleet of DC-9 and DC-10 aircraft to service these routes.

During 1999, the Company's Transpac operations served Honolulu, Kahului, Maui and Kona, Hawaii and Las Vegas and the U.S. West Coast gateway cities of Los Angeles, San Francisco, Seattle and Portland. DC-10 aircraft are used to service Transpac routes. In 1999, the Transpac market represented approximately 52.7% of the Company's total operating revenues.

Management estimates that the entire Interisland market averages approximately nine to ten million passengers annually. Approximately two-thirds of Interisland travelers are visitors to Hawaii while the balance are Hawaii residents. The Company's Interisland operations provide service to seven airports on the six major Hawaiian islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. The Company's Interisland routes are serviced with DC-9 aircraft. During 1999, the Interisland market represented approximately 33.1 % of the Company's total operating revenues.

Hawaiian Airlines currently is the sole carrier providing scheduled air service between Honolulu and American Samoa and Tahiti. Fares are relatively stable throughout the year. These Southpac routes are serviced with DC-10 aircraft. During 1999, the Southpac market represented approximately 4.6% of the Company's total operating revenues.

In addition to its scheduled service, the Company operated, on average, six weekly charter flights between Honolulu and Las Vegas, two charter rotations per week between Honolulu and Anchorage and commencing August 1999, approximately 20 round-trips per month between Los Angeles and Papeete, Tahiti. The Company's Overseas Charter operation utilized DC-10 aircraft and produced 9.6% of the Company's total operating revenues in 1999.

Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for further discussion on the Company's passenger service routes.

FUEL

Aircraft fuel is a significant expense for any air carrier and even marginal changes in fuel prices can greatly impact a carrier's profitability. The following table sets forth statistics about Hawaiian Airlines' aircraft fuel consumption and cost for each of the last three years:

                 Gallons          Total cost,         Average       % of
                 consumed       including taxes      cost per     operating
     Year     (in thousands)    (in thousands)        gallon      expenses
   --------------------------------------------------------------------------
     1999       120,894         $   76,148         63.0(cents)     14.4%
     1998       107,260         $   66,387         61.9(cents)     16.2%
     1997       103,271         $   77,948         75.5(cents)     19.4%

The single most important factor affecting petroleum product prices, including the price of aircraft fuel, continues to be the actions of the major oil producing countries in setting targets for the production and pricing of crude oil. In addition, the markets for heating oil, diesel fuel, automotive gasoline and natural gas affect aircraft fuel prices. All petroleum product prices continue to be subject to unpredictable economic, political and market factors. Also, the balance among supply, demand and price has become more reactive to world market conditions. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, continues to be unpredictable. A fuel supply shortage resulting from a disruption of oil imports or otherwise could result in higher fuel prices or curtailment of scheduled service which could have a material adverse effect on the Company.

The cost of aircraft fuel increased throughout 1999 and continues to increase in the year 2000. A one-cent change in the cost per gallon of fuel has an impact on the Company's operating expenses of approximately $101,000 per month (based on 1999 consumption). For the two month period ended February 29, 2000, the Company's average cost per gallon was 80.2(cent) versus the 1999 average of 63.0
(cent) listed above and 50.4(cent) for the comparable period in 1999. Changes in fuel prices may have a greater impact on the Company than certain of its competitors with more modern, fuel-efficient aircraft. Significant changes in fuel costs or continuation of high current fuel prices would materially affect the Company's operating results.

Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for further discussion on aircraft fuel expense and the financial instruments used by the Company to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs.

AIRCRAFT

In 1999, the Company increased its flying and capacity systemwide. As a result, three DC-10s and two DC-9s were placed into revenue service. A fourth DC-10 will be added to the fleet and placed into revenue service in April 2000.

At December 31, 1999, the Company's fleet consisted of 13 DC-10 and 15 DC-9 aircraft of which two DC-10s and four DC-9s were owned by the Company. One DC-10 is leased from Continental Micronesia, Inc. until January 2002. The remaining ten DC-10s are leased under long-term operating leases with American Airlines, Inc. ("American"), which expire in 2003. Of the 11 leased DC-9s (including related flight equipment), five are under operating leases and six are under capital leases. The DC-9 leases expire at various times between 2000 and 2004. The average age of the Company's DC-10 and DC-9 aircraft is 26 years and 23 years, respectively.

In September 1999, the Company announced its intention to replace its existing DC-9 fleet with The Boeing Company's ("Boeing") 717-200 aircraft, consistent with its plans to replace some or all of its existing aircraft with replacement aircraft in the next decade in order to reduce maintenance costs and achieve other operating efficiencies. On December 31, 1999, the Company signed, subject to approval by the Company's Board of Directors, a definitive purchase agreement with Boeing to acquire 13 new Boeing 717-200 aircraft, with rights to purchase an additional seven aircraft. On March 2, 2000, the Company announced that the Company's Board of Directors had approved the definitive purchase agreement with Boeing. The agreement provides for monthly deliveries of the thirteen 717-200 aircraft between February and December 2001, with two units to be delivered in June and September 2001.

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

Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for further discussion on the Company's intended narrow-body fleet transition and aircraft fleet and the maintenance thereof.

                               SEGMENT INFORMATION

Principally all operations of the Company either originate or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of the Company's route structure in its various markets. The Company operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to the Company's chief operating decision-maker on both the Company's geographic components and the Company's product and service components, resulting in the components based on products and services constituting the operating segment. As the Company offers only one service (i.e., Air Transportation), management has concluded that it has only one segment. Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for discussion on scheduled and chartered passenger revenues.

                                   SEASONALITY

The airline industry is a highly cyclical business with substantial volatility. Airlines frequently experience short-term cash requirements caused by both seasonal fluctuations in traffic that often deplete cash during off-peak periods and other factors that are not necessarily seasonal, including the extent and nature of fare changes and other competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of airline travel, both personal and to a lesser extent business, is discretionary, the industry tends to experience adverse financial results in general economic downturns. Accordingly, airlines require substantial liquidity to sustain continued operations under most conditions. Working capital deficits are not uncommon in the airline industry since airlines typically have no product inventories and sales of tickets not yet flown are reflected as current liabilities.

The Company's results are sensitive to seasonal and cyclical volatility primarily due to seasonal leisure and holiday travel. Hawaii is a popular destination for passengers flying on frequent flyer travel awards and is in general a popular spot for vacation travelers. Thus, traffic levels are typically lowest in the first quarter of the year and strong travel periods occur during June, July, August and December. Aggressive fare pricing strategies that increase the availability and size of ticket discounts are utilized during weaker travel periods. Because certain of the Company's costs do not vary significantly regardless of traffic levels, such seasonality substantially affects the Company's profitability and liquidity.

                              DEPENDENCE ON TOURISM

Since the Company's base of operations principally resides in Hawaii, the Company's profitability is linked primarily to the number of travelers to, from and among the Hawaiian Islands. Tourists constitute a majority of the travelers to and from Hawaii with tourism levels being affected by, among other things, the strength of the local Hawaii economy, the popularity of Hawaii as a tourist destination in general and other global factors, including the political and economic climate in the areas from which tourists to Hawaii typically originate. In 1999, the number of visitors to Hawaii totaled approximately 6.8 million a 1.6% increase when compared to the previous year. Preliminary statistics from the Hawaii Visitors and Convention Bureau (the "HVCB") estimate that westbound arrivals, primarily from the U.S. mainland and European markets, increased by 6.1%, while Eastbound traffic, primarily from Japan, decreased by 5.9%. Year over year, the islands of Oahu and Kauai experienced increased visitor counts of 0.3% and 4.9%, respectively. Maui, the Big Island of Hawaii, Lanai and Molokai experienced decreased visitor counts of 1.8%, 0.8%, 3.9% and 6.2%, respectively.

No assurance can be given that the level of passenger traffic to Hawaii will not decline in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on the Company's operations and profitability.

                                   COMPETITION

The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, recodified into the Transportation Act, which has substantially eliminated government authority to regulate domestic routes and fares and has increased the ability of airlines to compete with respect to destination, flight frequencies and fares. Airline profit levels are highly sensitive to and can be severely impacted by, among other things, adverse changes in fuel costs, average yield and passenger demand.

The U.S. airline industry has consolidated in recent years as a result of mergers and liquidations, and further consolidation may occur in the future. The consolidations have, among other things, enabled certain carriers to expand their international operations and increase their presence in the U.S. domestic market. In addition, the airline industry has experienced in recent years alliances among U.S. carriers and between large U.S. and foreign carriers, allowing those carriers within such alliances to strengthen their overall operations. Conversely, the industry has also seen in recent years the emergence and growth of low cost, low fare domestic carriers who have further intensified competitive pressures. Aircraft, skilled labor and gates at most airports continue to be available to start-up carriers. In some cases, the new entrants have initiated or triggered price discounting.

Many of the Company's competitors are larger and have substantially greater resources. In addition, the commencement of service by new carriers on the Company's routes could negatively impact the Company's operating results. Competing airlines (including the Company) have, from time to time, reduced fare levels and increased capacity beyond market demand on routes served by the Company in order to maintain or generate additional revenues. Such activity, which may occur in the future, by competing airlines could reduce fares or passenger traffic to levels where profitable operations could not be achieved. Due to its relative smaller size, the Company may be less able to withstand aggressive marketing tactics or a prolonged fare war initiated by its competitors.

Vigorous price competition exists, with competitors frequently offering reduced discount fares and other promotions to stimulate traffic during normally slack travel periods, generate cash flow or increase relative market share in selected markets. The introduction of broadly available, deeply discounted fares by a U.S. airline could result in lower yields for the entire industry and could have a material adverse effect on the Company's operating results.

 The nature of the airline industry requires substantial financial and operating leverage. Due to high fixed costs, the expenses of each flight do not vary proportionately with the number of passengers carried, but the revenues generated from a particular flight are directly related to the number of passengers carried. Accordingly, while a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), it may result in a disproportionately greater decrease in profits. However, an increase in the number of passengers carried would have the opposite effect.

TRANSPAC

On its Transpac routes, the Company currently competes with major carriers such as United Airlines, Inc. ("United"), Delta Airlines, Inc., Northwest Airlines, Inc. ("Northwest") and, to a lesser extent, Continental Airlines, Inc. ("Continental") and American. In addition, the Company competes against charter carriers in the Transpac market. The Company believes that Transpac competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service, aircraft type and in-flight service.

INTERISLAND

While there are several small commuter and air taxi companies which provide air transportation to Hawaii airports that cannot be served by large aircraft, the Interisland market is serviced primarily by the Company and its primary competitor in the Interisland market, Aloha Airlines, Inc. ("Aloha"). Aloha's competitive position is strengthened through its marketing affiliation with United, the largest carrier of passengers to Hawaii. Aloha participates in United's frequent flyer program and also has a code sharing agreement with United. Aloha principally utilizes 19 Boeing 737 aircraft with a schedule that averages approximately, depending on seasonality, 180 daily flights, which service the same basic Interisland routes as the Company. The Company has approximately, depending on seasonality, 160 Interisland flights per day. Also, refer to the discussion below regarding the Company's major marketing affiliations, including code sharing arrangements. The Company believes that Interisland competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service and aircraft type.

                            RELIANCE ON THIRD PARTIES

The Company has entered into agreements with contractors, including American, Northwest, Continental and certain other airlines, to provide certain facilities and services required for its operations, including aircraft leasing and maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training. This reliance on third parties to provide services subjects the Company to the risk that such services could be discontinued without adequate replacement services being available.

The Company leases ten DC-10 aircraft from American. In 1999, the Company and American agreed to extend lease terms on the ten DC-10 aircraft leased by the Company from American from September 11, 2001 to December 31, 2003. In recognition of the extended lease terms, basic rents for the aircraft will continue at their lower, pre-February 1, 1999 levels. Maintenance performed by American on applicable leased and owned DC-10 aircraft of the Company will continue during the extended lease term, subject to American's right to terminate such services at any time with 180 days prior notice. As of December 31, 1999, American is responsible for maintenance on all but one of the
Company's fleet of DC-10 aircraft with the Company having access through American to spare parts, engines and rotables for the maintenance of these aircraft. As such, the Company does not maintain large inventories of spare engines or parts to support the operation of the DC-10 aircraft. The Company pays a minimum monthly charge for maintenance services, monthly in arrears. During 1999, the Company incurred approximately $78.5 million of lease and maintenance expenses under the American leases and aircraft maintenance agreements. If American terminated the maintenance arrangement, the Company would have to seek an alternate source of maintenance service or undertake to maintain its DC-10s internally. No assurance can be given that the Company would be able to do so on a basis that is as cost-effective as the American maintenance arrangement. Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for further discussion on the Company's DC-10 aircraft fleet.

The Company has code sharing agreements with American, American Eagle carrier Wings West Airlines, Inc., Northwest and Continental. The Company also participates in the frequent flyer programs of American, Northwest and Continental. These programs and services make the Company more competitive, but increase its reliance on third parties.

In 1999,  1998 and 1997, a majority of the  Company's  ticket sales were made by travel agents, including approximately 35%, 40% and 30% by nine large wholesalers. In 1999, a particular Hawaii-based wholesaler, Panda Travel Inc., constituted approximately 13% of the Company's total ticket sales. Travel agents generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies to favor another airline or to disfavor the Company could adversely affect the Company. Although management intends to continue to offer an attractive and competitive product to travel agencies and to maintain favorable relations with travel agencies, there can be no assurance that travel agencies will not disfavor the Company or favor other airlines in the future, either of which could have an adverse effect on the Company's operations and profitability.

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

The FAA frequently issues airworthiness directives, often in response to specific incidents or reports by operators or manufacturers, requiring operators of specified equipment to perform prescribed inspections, repairs or modifications within stated time periods or numbers of cycles. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, cargo compartment fire detection/suppression systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements. The Company expects to continue to incur substantial expenditures for the purpose of complying with these new regulations.

In 1990,  Congress  passed  legislation  (the Airport  Noise and Capacity Act of
1990) which provided for a reduction in commercial aircraft noise levels. Carriers were permitted to comply with the transitional requirements either by
1) phasing out, or retrofitting with noise abatement equipment, certain older aircraft known as Stage 2 aircraft, or 2) phasing in quieter aircraft, known as Stage 3 aircraft by December 31, 1999, with the possibility of certain waivers until December 31, 2003, when full phase out is required. Congress provided an exemption for air carriers operating turnaround service in Hawaii, or between a place in Hawaii and a place outside the 48 contiguous states, to operate as many Stage 2 aircraft of a certain weight as they operated on November 5, 1990. Air carriers that provided flights only within Hawaii on November 5, 1990 may include in the number of Stage 2 aircraft under the exemption all Stage 2 aircraft owned or leased on November 5, 1990, whether or not the aircraft were operated by the carrier on that date. However, an air carrier may provide flights between places only in Hawaii using Stage 2 aircraft only if the carrier provided the service on November 5, 1990. The Company believes these exemptions restrict air carriers other than the Company and Aloha from operating Stage 2 aircraft in Hawaii. Because Stage 2 aircraft are less expensive to acquire than Stage 3 aircraft, this exemption might provide limited protection against the entry of another carrier, which would be required to operate an all Stage 3 fleet. This advantage is partially offset by the fact that Stage 3 aircraft are generally less expensive to operate and maintain, as well as the fact that in any event over time, carriers will move toward having an all Stage 3 fleet.

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

The Company believes that it is in compliance with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of the Company's DOT or FAA authorizations or certificates would have a material adverse effect upon the Company.

Several aspects of airlines' operations are subject to regulation or oversight by Federal agencies other than the FAA and DOT. The U.S. Department of Defense regulates Civil Reserve Air Fleet and government charters. The antitrust laws are enforced by the U.S. Department of Justice. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by the Company's cargo services. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act. The Company and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Transportation Act to certain airline employees who have been furloughed or terminated (other than for cause).

LIMITATION ON FOREIGN OWNERSHIP OF SHARES

The Transportation Act prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier. The Company's Restated Articles of Incorporation prohibit the ownership or control of more than 25% (to be increased or decreased from time to time to that percentage permissible under the laws of the U.S.) of issued and outstanding voting capital stock of the Company by persons who are not "citizens of the U.S.". As of December 31, 1999, less than 25% of the Common Stock of the Company was held by non-U.S. citizens.

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

LANDING FEES AND TICKET TAXES

Refer to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in Part II, Item 7 of this Form 10-K for discussion on landing fees in the State of Hawaii and Federal taxes on tickets.

                                    EMPLOYEES

As of December 31, 1999, Hawaiian Airlines had 3,091 active employees, of which 2,569 were employed on a full-time basis. The majority of Hawaiian Airlines' employees are covered by labor agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM"), the Air Line Pilots Association International ("ALPA"), the Association of Flight Attendants ("AFA"), the Transport Workers Union ("TWU") and the Communications Section Employees Union ("CSE"). The amendable date of all five contracts is February 28, 2000. As of the date of this report, the Company had commenced discussions with the IAM, ALPA and AFA. Management cannot currently estimate the timeframe or results of the ensuing discussions. There can be no assurance that the discussions will result in favorable agreement and ratification between the Company and each labor group. Should the Company and the labor groups reach an impasse, the Company could be adversely affected.

ITEM 2.  PROPERTIES.

         Information provided in Notes 4, 5, 6 And 10 to the Financial Statements contained in Part IV, Item 14 of this Form 10-K is incorporated herein by reference.

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

                           First      Second      Third      Fourth
               1999       Quarter     Quarter    Quarter    Quarter
              ------------------------------------------------------
               High        3-3/16        3        2-7/8       2-1/2
               Low         2-3/8       2-1/2      2-3/16       2

                           First      Second      Third      Fourth
               1998       Quarter     Quarter    Quarter    Quarter
              ------------------------------------------------------

               High       3-13/16      3-1/2        3         3-1/2
               Low         2-5/8      2-13/16     1-1/2       1-3/4

         As of March 1, 2000, there were approximately 1,061 holders of record of the Company's Common Stock.

         Under the terms of the financing arrangement with CIT Group/Business Credit, Inc., the Company is restricted from paying any cash or stock dividends. No dividends were paid by the Company in 1999 or 1998.

         In March 2000, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. Under the approved stock repurchase plan, the Company may repurchase Common Stock from time to time in the open market and in private transactions. The amount and timing of any repurchases will be subject to a number of factors, including the price and availability of the Company's stock and general market conditions.

ITEM 6.  SELECTED FINANCIAL DATA.

         Information under the caption "Selected Financial and Statistical Data" on pages F-27 to F-29 contained in Part IV,
         Item 14 of this Form 10-K is incorporated herein by reference.

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

                              RESULTS OF OPERATIONS

                              1999 COMPARED TO 1998

For the year ended December 31, 1999, the Company incurred operating and net losses of $40.5 million and $29.3 million, respectively. As discussed below, in 1999 the Company recorded a $47 million pretax impairment loss in conjunction with its intent to replace its narrow-body Interisland fleet and a $772,000 net charge for the cumulative effect of a change in accounting principle related to the sale of mileage credits under its frequent flyer program. Excluding the effects of the impairment loss and the cumulative effect of a change in accounting principle, the Company generated operating and net income of $6.4 million and $3.0 million, respectively. While total operating revenues increased by $62.5 million, primarily as a result of increased passenger and charter revenues, operating expenses, net of impairment loss, also increased by $73.4 million. In response to the Company's increased flight operations and investments in infrastructure to support the Company's growth strategies, operational cost increases were incurred in wages and benefits, maintenance, aircraft fuel and certain general and administrative expense categories.

                               OPERATING REVENUES

Operating revenues totaled $488.9 million in 1999 compared to $426.4 million in 1998, an increase of $62.5 million or 14.7%.

PASSENGER AND CHARTER

The following table compares operating passenger revenues and statistics, in thousands, except as otherwise indicated, for the years ended 1999 and 1998:

Operating Passenger                                                    Increase
Revenues and Statistics           1999               1998              (Decrease)          %
--------------------------------------------------------------------------------------------------------------
Scheduled:
      Passenger revenues ....   $  400,251         $  354,245             46,006         13.0
      Revenue passengers ....        5,425              5,010                415          8.3
      Revenue passenger miles    4,076,576          3,649,024            427,552         11.7
      Available seat miles ..    5,468,589          4,940,001            528,588         10.7
      Passenger load factor .         74.5%              73.9%               0.6          0.8
      Yield .................          9.8(cent)          9.7(cent)          0.1(cent)    1.2

Overseas Charter:
      Charter revenues ......   $   46,570         $   35,742             10,828         30.3
      Revenue passengers ....          283                250                 33         13.2
      Revenue passenger miles      803,524            689,578            113,946         16.5
      Available seat miles ..      852,155            733,735            118,420         16.1

Total Operations:
      Passenger revenues ....   $  446,821         $  389,987             56,833         14.6
      Revenue passengers ....        5,708              5,260                448          8.5
      Revenue passenger miles    4,880,100          4,338,602            541,498         12.5
      Available seat miles ..    6,320,744          5,673,736            647,008         11.4

Significant year to year variances were as follows:

The introduction of additional DC-9 and DC-10 capacity, efforts to improve fare and passenger mix and initiation and maintenance of general price increases resulted in increased scheduled passenger revenues of $46 million or 13%. Year over year, the Company experienced $5.5 million and $40 million increases in its Interisland and Transpac passenger revenues, respectively. These increases were principally a result of (1) the Company carrying approximately 7% and 13% more Interisland and Transpacific revenue passengers and (2) a 7% increase in its Transpac yield.

Overseas charter revenues increased by $10.8 million or 30.3% in 1999. The increase is primarily associated with the Company commencing charters between Los Angeles and Tahiti and the flying of additional ad hoc charters year over year.

CARGO AND OTHER

Cargo and other operating revenues in 1999 totaled $42.1 million, an increase of $5.6 million or 15.4% over cargo and other operating revenues in 1998. The increase is primarily due to (1) additional Transpac capacity resulting in increased cargo revenues; (2) general increases in the Company's service charges related to tickets; and (3) continued promotion of the Company's frequent flyer program.

                               OPERATING EXPENSES

Operating expenses totaled $529.4 million in 1999, an increase of $120.4 million or 29.4% from total operating expenses of $409.0 million in 1998.

The following table compares operating expenses per Available Seat Mile ("ASM") by major category for 1999 with 1998:

Operating                                                                Increase
Expenses Per ASM                            1999            1998         (Decrease)          %
-----------------------------------------------------------------------------------------------
Wages and benefits ...................      2.19(cent)      2.10(cent)      0.09(cent)     4.3
Maintenance materials and repairs ....      1.61            1.48            0.13           8.8
Aircraft fuel, including taxes and oil      1.21            1.17            0.04           3.4
Rentals and landing fees .............      0.50            0.54           (0.04)         (7.4)
Depreciation and amortization ........      0.27            0.22            0.05          22.7
Sales commissions ....................      0.20            0.21           (0.01)         (4.8)
Other ................................      1.65            1.49            0.16          10.7
                                            ----            ----            ----          ----
                                            7.63            7.21            0.42           5.8
Impairment loss ......................      0.74            --              0.74         100.0
                                            ----            ----            ----          ----
           Total .....................      8.37(cent)      7.21(cent)      1.16(cent)    16.1
                                            ====            ====            ====          ====

All fluctuations in operating expenses per ASM were affected by an overall increase in ASM of approximately 11.4% in 1999 from 1998. Significant year to year variances were as follows:

Wages and benefits totaled $138.4 million in 1999 versus $118.9 million in 1998, an increase of $19.5 million or 16.4%. A majority of the increase is attributable to (1) a 3% wage increase effective December 1, 1998 and (2) additional wages and benefits from implementation of the Company's growth strategies which resulted in increased flying operations. Additional labor costs related to flight and inflight crews and ground personnel, including airport, maintenance and administrative locations approximated $8.7 million and $7.7 million, respectively. The additional labor costs also resulted in increased taxes and benefits of $3.7 million.

Maintenance materials and repairs increased by $17.8 million or 21.2%. The Company incurred $11.9 million more DC-10 maintenance expense in 1999 than 1998, the result of increases in the maintenance rates charged by American and the number of DC-10 aircraft used and hours flown. The Company also incurred additional DC-9 airframe and engine maintenance of $5.6 million in 1999.

Aircraft fuel, including taxes and oil ("Aircraft Fuel") totaled $76.4 million in 1999 versus $66.6 million in 1998. Year over year, Aircraft Fuel expense increased by $9.8 million or 14.7%, primarily due to a 12.7% increase in gallons consumed and a 1.8% increase in the net average cost of aircraft fuel per gallon. The cost of aircraft fuel increased throughout 1999 and continues to increase in the year 2000. A one-cent change in the cost per gallon of fuel has an impact on the Company's operating expenses of approximately $101,000 per month (based on 1999 consumption). For the two month period ended February 29, 2000, the Company's average cost per gallon was 80.2(cent) versus the 1999 average of 63.0(cent) listed above and 50.4(cent) for the comparable period in 1999. Significant changes in fuel costs or continuation of high current fuel prices would materially affect the Company's operating results.

Rentals and landing fees in 1999 increased by $1.1 million or 3.6% when compared to 1998. The increase is a net of (1) $2.9 million less in aircraft rental expense as the Company renegotiated its leases of American DC-10 aircraft in second quarter 1999; (2) $1.4 million of additional space and parking rentals; and (3) $2.6 million of additional landing fees as the two-year moratorium placed on landing fees at all airports in the State of Hawaii ended on September 1, 1999.

Depreciation and amortization totaled $17.1 million in 1999 compared to $12.6 million in 1998. A majority of the $4.5 million or 35.9% increase is due to additional depreciation incurred from owned DC-9 and DC-10 aircraft and related rotable parts placed into service in 1999.

Other operating expenses increased by $19.9 million or 23.5% in 1999 as compared to 1998. The increase is due to a combination of additional expenses incurred in 1999 including (1) $5.4 million of aircraft service related expenses; (2) $2.4 million in passenger food and beverage; (3) $2.5 million of personnel expense;
(4) $1.6 million in advertising and promotion costs; and (5) $7.0 million in general and administrative expenses, including professional and legal fees.

In September 1999, the Company announced that, subject to the negotiation and execution of a definitive agreement, it intended to replace its present Interisland DC-9 fleet. On December 31, 1999, the Company signed, subject to approval by the Company's Board of Directors, a definitive purchase agreement with Boeing to acquire 13 new Boeing 717-200 aircraft, with rights to purchase an additional seven aircraft. On March 2, 2000, the Company announced that the Board of Directors had approved the definitive purchase agreement with Boeing. In connection with its decision to replace these aircraft, the Company performed an evaluation to determine, in accordance with the Financial Accounting Standards Board (the "FASB")
Statement  of  Financial   Accounting   Standards ("SFAS") No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying
amounts of these aircraft and  the  related  assets.   As  a  result  of the
evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost basis of these aircraft and
related  items was  reduced to reflect  the  fair  market   value  as  of
December  31, 1999.  In  determining the   fair   market  value  of  these
assets,  the  Company  considered  recent transactions  involving  sales of
similar aircraft and market trends in aircraft dispositions.    The
evaluation    performed    under    the   guidelines  of SFAS  No .  121
resulted in a $47 million pre-tax, non-cash impairment loss being recorded in fourth quarter 1999. The Company may incur restructuring charges throughout the year 2000 as it proceeds with its narrow-body fleet transition plan. The Company at this time cannot accurately determine the total restructuring charges, if any, that may be incurred.

               CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Under the Company's HawaiianMiles frequent flyer program described below, the Company sells mileage credits to participating partners such as hotels, car rental agencies and credit card companies. During 1999, as promulgated by the Securities and Exchange Commissions' Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company changed the method it uses to account for the sale of these mileage credits. This change, applied retroactively to January 1, 1999, totaled approximately $772,000, net of income tax benefit of approximately $515,000 and is reflected as a cumulative effect of change in accounting principle in the accompanying statements of operations. Under the new accounting method, revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Previously, the resulting revenue was recorded in the period in which the credits were sold. The Company believes the new method is preferable as it results in a better matching of revenues with the period in which services are provided.

                          NEW ACCOUNTING PRONOUNCEMENTS

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

In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage, as defined, in an internal-use computer software development project be expensed as incurred.

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

PASSENGER AND CHARTER

The following table compares operating passenger revenues and statistics, in thousands, except as otherwise indicated, for the years ended 1998 and 1997:

Operating Passenger                                                   Increase
Revenues and Statistics           1998                1997           (Decrease)           %
----------------------------------------------------------------------------------------------------------------------------
Scheduled:
      Passenger revenues ....   $  354,245         $  332,154             22,091          6.7
      Revenue passengers ....        5,010              4,964                 46          0.9
      Revenue passenger miles    3,649,024          3,479,056            169,968          4.9
      Available seat miles ..    4,940,001          4,699,609            240,392          5.1
      Passenger load factor .         73.9%              74.0%              (0.1)         (0.1)
      Yield .................          9.7(cent)          9.5(cent)          0.2(cent)    2.1

Overseas Charter:
      Charter revenues ......   $   35,742         $   37,172             (1,430)         (3.8)
      Revenue passengers ....          250                253                 (3)         (1.2)
      Revenue passenger miles      689,578            683,384              6,194          0.9
      Available seat miles ..      733,735            739,619             (5,884)         (0.8)

Total Operations:
      Passenger revenues ....   $  389,987         $  369,326             20,661          5.6
      Revenue passengers ....        5,260              5,217                 43          0.8
      Revenue passenger miles    4,338,602          4,162,440            176,162          4.2
      Available seat miles ..    5,673,736          5,439,228            234,508          4.3

Significant year to year variances were as follows:

Through general price increases initiated by the Company throughout 1998 and improved fare and inventory management through use of its yield management system, the Company experienced a $22.1 million or 6.7% increase in its scheduled passenger revenues. Interisland passenger revenues totaled $138.6 million in 1998 compared to $132.6 million in 1997. The $6.0 million or 4.5% increase is in direct correlation to a 1.3(cent) or 4.9% increase in yield. Transpac passenger revenues totaled $196.7 million in 1998, an increase of $16.3 million or 9.0% over 1997 Transpac passenger revenues of $180.4 million. The Company experienced increases of 3.9% and 6.0% in its passengers carried and revenue passenger miles, respectively. These increases were complemented by a 0.2(cent) or 3.1% increase in yield.

Overseas charter revenues decreased by $1.4 million or 3.8% in 1998. The decrease is primarily due to, during the first half of 1998, the Company flying on average, two fewer charters per week to Las Vegas and general price decreases charged for both its Las Vegas and Anchorage charter flights.

OTHER

Other operating revenues in 1998 totaled $14.7 million, an increase of $1.1 million or 8.2%, primarily due to additional revenues related to the promotion of the Company's frequent flyer program.

                               OPERATING EXPENSES

Operating expenses totaled $409.0 million in 1998, an increase of $7.3 million or 1.8% from total operating expenses of $401.7 million in 1997.

The following table compares operating expenses per Available Seat Mile ("ASM") by major category for 1998 with 1997:


Operating                                                            Increase
Expenses Per ASM                            1999          1998       (Decrease)      %
-----------------------------------------------------------------------------------------------------------
Wages and benefits ...................      2.10(cent)   2.11(cent)  (0.01)(cent)  (0.5)
Maintenance materials and repairs ....      1.48         1.40         0.08          5.7
Aircraft fuel, including taxes and oil      1.17         1.44        (0.27)       (18.8)
Rentals and landing fees .............      0.54         0.60        (0.06)       (10.0)
Depreciation and amortization ........      0.22         0.20         0.02         10.0
Sales commissions ....................      0.21         0.24        (0.03)       (12.5)
Other ................................      1.49         1.40         0.09          6.4
                                            ----         ----        -----        -----
           Total .....................      7.21(cent)   7.39(cent)  (0.18)(cent)  (2.4)
                                            ====         ====        =====         ====

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

Maintenance materials and repairs per ASM increased by 0.08(cent) or 5.7% in 1998 from 1997. The Company experienced $7.7 million or 10.1% in additional maintenance principally due to 1) $5.3 million more in DC-10 maintenance expense from increased utilization of DC-10 aircraft for long-haul flying and 2) $2.3 million more in DC-9 engine repairs.

Aircraft fuel per ASM decreased year over year by 0.27(cent) or 18.8%. The Company incurred $11.5 million or 14.8% less Aircraft Fuel cost in 1998, the combination of a 3.9% increase in gallons consumed, a 19.8% decrease in the average cost of aircraft fuel per gallon and $2.3 million in aggregate realized and unrealized losses on the Company's Aircraft Fuel derivative financial instruments.

Rentals and landing fees per ASM decreased by 0.06(cent) or 10.0%. Commencing September 1, 1997, a two-year moratorium was placed on landing fees at all airports in the State of Hawaii. The Governor of the State of Hawaii reserved the right, however, to reinstate the landing fee charges before the two-year period ends. Under the current moratorium, the Company incurred approximately $3.9 million less for landing fees in 1998 than in 1997.

Depreciation and amortization per ASM increased by 0.02(cent) or 10.0%. Depreciation and amortization totaled $12.6 million in 1998 versus $10.7 million in 1997. A majority of the $1.9 million or 18.2% increase is due to $1.1 million and $700,000 in additional depreciation and amortization on ground equipment and DC-9 overhauls in 1998.

Sales commissions per ASM decreased by 0.03(cent) or 12.5%. Sales commissions decreased by $1.4 million or 10.6% in 1998, principally due to a decrease in the interline commission rate and an increase in the volume of non-commissionable tickets sold year over year.

Other operating expenses per ASM increased by 0.09(cent) or 6.4% between 1998 and 1997. The Company incurred approximately $8.4 million or 11.0% of additional other operating expenses in 1998 over 1997, primarily as a result of additional aircraft service, advertising and promotion and general and administrative expenses, including professional and legal fees.

               CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

As promulgated by the FASB's Emerging Issues Task Force, in fourth quarter 1997, the Company wrote off business process reengineering costs it had previously capitalized. The write-off totaled approximately $450,000, net of income tax benefit of approximately $300,000.

                         AIRCRAFT, ROUTES AND ALLIANCES

In September 1999, the Company announced that, subject to the negotiation and execution of a definitive agreement, it had accepted an offer from Boeing to purchase up to 20 Boeing 717-200 aircraft to replace its present
 Interisland fleet. On December 31, 1999, the Company signed, subject to approval by the Company's Board of Directors, a definitive purchase agreement with Boeing to acquire 13 new Boeing 717-200 aircraft, with rights to purchase an additional seven aircraft. On March 2, 2000, the Company announced that the Board of Directors had approved the definitive purchase agreement with Boeing. The firm order is valued at approximately $430 million at Boeing's list price for the 717-200. The agreement provides for monthly deliveries of the thirteen 717-200 aircraft between February and December 2001, with two units to be delivered in June and September 2001. The agreement also requires the Company to fund through June 2001, a total of $20 million toward the acquisition of the aircraft. As of December 31, 1999, the Company had made approximately $7.2 million of these progress payments. The Company intends to use lease financing provided through Boeing upon delivery of each aircraft.

The Company currently utilizes 15 DC-9-50 aircraft to service its Interisland routes. The 717s (1) have the same Type Rating as the DC-9, allowing easier maintenance and crew training transitioning; (2) seat eight passengers in first class and 115 in coach; (3) utilize twin BMW Rolls-Royce BR715 engines that generate emissions 60% below existing federal standards; and (4) meet federal Stage 3 and proposed Stage 4, as currently defined, requirements. The 717s are reported to be 25% more fuel-efficient and less costly to maintain than the Company's current DC-9-50 fleet.

In  an  effort  to  build   infrastructure  and  implement  its  present  growth
strategies, the Company also concluded the following transactions in 1999 related to its aircraft fleet:

(1) took delivery of a used DC-9-50 aircraft in May 1999, the second and final respective delivery of DC-9 aircraft under a purchase agreement entered into by the Company in fourth quarter 1998;
(2) took delivery of one used DC-10-30 aircraft during first quarter 1999, the second and final respective delivery under a purchase agreement entered into by the Company in fourth quarter 1998;
(3) extended lease terms on the ten DC-10 aircraft leased by the Company from American from September 11, 2001 to December 31, 2003 in April 1999. In recognition of the extended lease terms, basic rents for the aircraft will continue at their lower, pre-February 1, 1999 levels. Maintenance performed by American on applicable leased and owned DC-10 aircraft of the Company will continue during the extended lease term, subject to American's right to terminate such services at any time with 180 days prior notice;
(4) entered into agreements to sublease two DC-10-30 aircraft from Continental Micronesia, Inc. The Company took delivery of one of the DC-10-30 aircraft in fourth quarter 1999 and expects the second DC-10-30 aircraft to be added to the fleet and placed into revenue service in April 2000. The subleases expire in January 2002.

It also commenced the following to increase its passenger base and revenues:
(1) expanded its Transpac operations by adding four weekly nonstop flights between Los Angeles and Maui and three weekly flights from Los Angeles to Maui to Kona on the Big Island of Hawaii in first quarter 1999;
(2) started a formal code share arrangement with Continental in August 1999, which allows passengers to book connecting travel between points in the domestic U.S. mainland and any of the islands in the State of Hawaii;
(3) began a two-year agreement providing for approximately 20 round-trip charter flights per month between Los Angeles and Tahiti;
(4) added a weekly second roundtrip between Honolulu and Papeete, Tahiti in December 1999;
(5) announced plans to add a second daily roundtrip between Honolulu and San Francisco starting June 1, 2000.

In line with the Company's strategies, in March 1999, the Company was awarded by the U.S. Department of Transportation authority to commence nonstop flight operations between Tokyo and Maui in January 2000. This authority has been extended until January 2001. A decision by the Company to progress on operation of the route remains subject to a number of future events, the outcome of which cannot be predicted at this time, including obtaining takeoff and landing slots at the Narita International Airport and given the recent decision by the State of Hawaii not to extend the runway at the Maui airport, the feasibility of servicing the route based on the current and anticipated makeup of the Company's fleet.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash and liquid short-term investment securities on hand at December 31, 1999 of $63.6 million, internally generated funds and a credit facility with total availability of $8.8 million as of December 31, 1999, with aggregate loans and letters of credit outstanding in the amounts of $5.5 million and $3.2 million, respectively. The Company believes that its ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund its capital expenditure programs and to cover debt and other cash requirements in the foreseeable future.

Cash and cash equivalents for the year ended December 31, 1999 increased by $32.6 million from December 31, 1998. Operating activities for the year ended December 31, 1999 provided $69.3 million in cash and cash equivalents, primarily due to, (1) disregarding the non-cash effects of the impairment loss, the Company generating $6.4 million in operating income; (2) the transition of $6.4 million from restricted to unrestricted cash as the Company, while still required to maintain defined levels of cash, renegotiated its collateral holdback requirements with its primary credit card processor in fourth quarter 1999; and (3) a $45.7 million increase in certain current liabilities, including a $27.1 million increase in air traffic liability. Investing activities for the year ended December 31, 1999 used $41.7 million of cash and cash equivalents. The Company incurred $41.9 million in capital expenditures and progress payments of flight equipment, approximately $29.1 million of which is associated with the acquisition of additional DC-9 and DC-10 aircraft. Capitalized portions of aircraft improvements and continued investments in improved software, related hardware and ground equipment and other assets represent a majority of the remaining capital expenditures. The Company had estimated its capital expenditures in 1999 to approximate $49.8 million. Financing activities for the year ended December 31, 1999 provided $5.0 million in cash and cash equivalents, principally the result of net borrowings related to its debt and capital lease obligations.

As discussed above, the Company signed a definitive purchase agreement with Boeing to acquire 13 new Boeing 717-200 aircraft, with rights to purchase an additional seven aircraft, valued at approximately $430 million. The Company is required to fund through June 2001, a total of $20.0 million toward the acquisition of these Boeing 717-200 aircraft of which approximately $7.2 million had been made as of December 31, 1999. The agreement provides for monthly deliveries of the 717-200 aircraft throughout 2001, with the Company intending to use lease financing provided through Boeing upon delivery of each aircraft. In addition to the commitments required for acquisition of the Boeing 717-200 aircraft, the Company estimates that its capital expenditures in 2000 will approximate $27.8 million. Approximately, $7.1 million is associated with improvements to the Company's DC-10 aircraft. The remaining $20.7 million principally represents (1) improvements in software and related hardware and airport and office facilities and (2) purchase of ground equipment and other assets. These authorized expenditures will be funded through use of available cash and cash equivalents and internally generated funds.

In March 2000, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. Under the approved stock repurchase plan, the Company may repurchase Common Stock from time to time in the open market and in private transactions. The amount and timing of any repurchases will be subject to a number of factors, including the price and availability of the Company's stock and general market conditions.

                                    EMPLOYEES

The majority of Hawaiian Airlines' employees are covered by labor agreements with the IAM, ALPA, AFA, TWU and CSE with the amendable date of all five contracts being February 28, 2000. As of the date of this report, the Company had commenced discussions with the IAM, ALPA and AFA. Management cannot currently estimate the timeframe or results of the ensuing discussions. There can be no assurance that the discussions will result in favorable agreement and ratification between the Company and each labor group. Should the Company and the labor groups reach an impasse, the Company could be adversely affected.

                               DEFERRED TAX ASSETS

As of December 31, 1999, the Company had net deferred tax assets aggregating $22.0 million, based on gross deferred tax assets of $52.5 million less a valuation allowance of $18 million and deferred tax liablities of $12.6 million. Utilization of these deferred tax assets are predicated on the Company being profitable in future years. The Company will continually assess the adequacy of its financial performance in determination of its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company's income tax provision.

                        DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes heating oil forward contracts to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. When fully implemented, the Company plans to employ a strategy whereby heating oil contracts are used to cover approximately 50% of the Company's anticipated aircraft fuel needs on a rolling six-month basis. At December 31, 1999, the Company held petroleum forward contracts to purchase 384,000 barrels of heating oil in the aggregate amount of $9.2 million through July 2000. These forward contracts represented approximately 25% of the Company's anticipated aircraft fuel needs for the next six months. A realized net gain on liquidated contracts amounting to $673,000 is included as a component of Aircraft Fuel Cost for the year ended December 31, 1999.

                          LANDING FEES AND TICKET TAXES

On September 1, 1999, a two-year moratorium placed on landing fees at all airports in the State of Hawaii ended.

In 1997, legislation was enacted to, among other things, gradually reduce the federal passenger excise tax from 10% to 7.5% and phase-in a $3 "head tax" per domestic flight segment by the year 2002. On October 1, 1999, the passenger excise tax decreased from 8% to 7.5%, with a correspondent increase in the "head tax" from $2 to $2.25 per domestic flight segment. On January 1, 2000, the "head tax" further increased from $2.25 per domestic flight segment to $2.50 per domestic flight segment.

On March 3, 2000, it was also announced that the U.S. House and Senate agreed to increase the $3.00 per head passenger facility charge somewhere between $1.00 to $1.50.

                             FREQUENT FLYER PROGRAM

The Company's HawaiianMiles frequent flyer program was initiated in 1983. As of December 31, 1999 and 1998, HawaiianMiles had more than 796,000 and 693,000 members, respectively, including approximately 620,000 and 518,000 active members, respectively.

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

The Company recognizes a liability in the period in which members have accumulated sufficient mileage points to qualify for award redemption. The liability is adjusted based on net mileage earned and utilized for award redemption on a monthly basis. The incremental cost method is used, computed primarily on the basis of fuel and catering costs, exclusive of any overhead or profit margin. In estimating the amount of such incremental costs to be accrued in the liability for potential future HawaiianMiles free travel, a current average cost per award mile is determined. Incremental fuel expended per passenger is based on engineering formulas to determine the quantity used for the weight of each added passenger and baggage. Such incremental quantity of fuel is priced at current levels. Catering is based on average cost data per passenger for the most recent 12-month period.

As of  December  31,  1999  and  1998,  HawaiianMiles  members  had  accumulated approximately 3.9 billion and 3.7 billion miles representing liabilities totaling approximately $1.4 million and $1.1 million, respectively. The Company's accruals assume full redemption of mileage points. During the years ended December 31, 1999, 1998 and 1997, 1.7 billion, 1.2 billion and 736 million award miles were redeemed, respectively.

The Company believes that the usage of free travel awards will not result in the displacement of revenue customers and, therefore, such usage will not materially affect the Company's liquidity or operating results. The use of free travel awards is subject to review by the Company to limit the possibility of displacing revenue passengers. HawaiianMiles travel redemption accounted for approximately 4.8%, 4.1% and 2.4% of Interisland traffic and a negligible percentage of Transpac and Southpac traffic in 1999, 1998 and 1997, respectively.

             INFORMATION TECHNOLOGY SYSTEMS AND IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its efforts to be Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1 million in connection with remediating its systems. This was in addition to the approximate $8 million spent by the Company to either replace or enhance existing systems, including local and wide area networks, yield management and all or portions of revenue and financial accounting. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to certain market risks, including commodity price risk (i.e., aircraft fuel prices) and price changes related to investments in equity securities. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the notes to the financial statements for a description of the Company's accounting policies and other information related to these financial instruments.

                                  AIRCRAFT FUEL

Refer to BUSINESS, OPERATIONS, FUEL Contained in Part I, Item 1 of This Form 10-K and DERIVATIVE FINANCIAL INSTRUMENTS, as described above for further discussion on aircraft fuel and related financial instruments.

                        INVESTMENTS IN EQUITY SECURITIES

At December 31, 1999, the Company owned approximately 51,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant, which completed an initial public offering in July 1998. As of December 31, 1999, the estimated fair value of these depository certificates was approximately $5.7 million, based upon the publicly traded market value of Equant common stock. Since the fair value of the Company's investment in the depository certificates is not readily determinable (i.e., the depository certificates are not traded on a securities exchange), the investment is carried at cost, which was not material as of December 31, 1999 or 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's financial statements, accompanying notes Report of Independent Auditors, Independent Auditors' Report and Selected Financial and Statistical Data are contained in Part IV, Item 14 of this Form 10-K and are incorporated herein by reference.

                          INTEREST OF NAMED DIRECTORS

The following supplements the description of named experts for the purpose of updating such descriptions and registration statements filed by Hawaiian Airlines under the Securities Act of 1933.

In order to obtain the consent of KPMG LLP ("KPMG") to include KPMG's reports on the Company's 1998 financial statements, included in the December 31, 1999 annual report on Form 10-K and to be incorporated by reference in certain of the Company's registration statements on Form S-8, the Company was required to provide KPMG with an indemnification. The Company has indemnified KPMG for the payment of legal costs and expenses incurred in KPMG's successful defense of a legal action or proceeding that arises as a result of the consent of KPMG to the inclusion of their reports in such registration statements. Under no circumstances shall KPMG be indemnified in the event there is a court adjudication that KPMG is guilty of professional malpractice, or in the event that KPMG becomes liable for any part of the plaintiff's damages by virtue of settlement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information  provided  in  the  Company's  Proxy Statement  for the 2000  Annual
Meeting of Shareholders is incorporated herein by reference other than the following, which comprise the Executive Officers of the Company.

JOHN W. ADAMS has been Chairman of the Board of Directors since February 2, 1996 and he is also Chairman of the Executive Committee. He has been the President since 1984 of Smith Management LLC, a private investment firm. He was a member of the Board of Directors of Harvard Industries, Inc. from October 1994 until November 1998, and was Chairman of the Board and Chief Executive Officer of Harvard Industries from February 1997 until November 1998. He served on the Board of Directors of Servico, Inc., a lodging owner and management company, from April 1994 until August 1997, being Chairman of the Board from December 1995 until he resigned from the Board. Mr. Adams was Chairman of the Board of Directors of Regency Health Services, Inc., a health care services company, from July 1994 until October 1997. Age 56.

PAUL J. CASEY has been President and Chief Executive Officer since April 1997. He has also been a director and a member of the Executive Committee of Hawaiian Airlines since April 1997. He was the President and Chief Executive Officer of the Hawaii Visitors and Convention Bureau from 1995 until March 1997. He was Managing Director-Asia/Pacific of the Thomas Cook Group during 1994. He was Vice President-International Division of Continental Airlines from 1991 until 1994, and Vice President-Asia/Pacific of Continental Airlines from 1985 until 1991. In 1999, he became a director of Outrigger Hotels, Inc., a Hawaii based company with hotel and resort properties throughout the Pacific area. Age 54.

JOHN L. GARIBALDI has been Executive Vice President and Chief Financial Officer since May 1996. He was Vice President and Chief Financial Officer of the Queen's Health Systems from 1992 until 1996 and Senior Vice President-Finance and Planning and Chief Financial Officer of Aloha Airgroup, Inc./Aloha Airlines, Inc. from 1985 until 1992. Age 47.

ROBERT W. ZOLLER, JR. was appointed Executive Vice President - Operations and Service effective December 1, 1999. He held Vice President positions at AirTran from 1996 to 1999, including most recently Senior Vice President of
Maintenance and Engineering. From 1991 to 1996, he was Vice President of Operations for AMR Eagle, Inc. and Managing Director of Eagle Aviation Services, Inc. Age 53.

JOHN B. HAPP has been Senior Vice President-Marketing & Sales since December 1997. He served dual roles of Vice President Market Planning for LTU Airlines and Vice President Marketing for their subsidiary, Go America, from 1996 to 1997. From 1989 to 1996, he held various senior marketing and business development positions at Continental Airlines, Inc., including most recently Managing Director of the Newark Business Unit. Age 44.

RUTHANN S. YAMANAKA has been Senior Vice President-People Services Group since March 1998. She was Senior Vice President-Assistant Director, Human Resources for Bank of Hawaii from July 1994 through February 1998 and Manager, Quality Assurance Administration from 1988 to 1994. Age 46.

LYN F. ANZAI has been Vice President-General Counsel and Corporate Secretary since July 1997. She was Senior Counsel in the Corporate/Investment Legal Division of Kamehameha Schools Bishop Estate from November 1990 until July 1997. Age 57.

DAVID M. BOAZ was Vice President-Flight Operations from June 1997 until his retirement and resignation effective December 15, 1999. He was Managing Director of Delta Airlines, Inc. in the People's Republic of China from 1996 to 1997. He was Chief Pilot in Los Angeles for Delta Airlines, Inc. from 1991 until 1996. Age 63.

H. NORMAN DAVIES JR. has been Vice President-Safety and Security since January 6, 1997. He was Chief Pilot in New York for Delta Airlines, Inc. from November 1991 until June 1996. Age 63.

MICHAEL P. LOO has been Vice President-Controller  since 1996. He was Staff Vice
President-Controller   of  Hawaiian  Airlines  from  1994  until  1995.  He  was
previously with KPMG LLP until 1993. Age 35.

CLARENCE K. LYMAN has been Vice President-Finance, Treasurer and Assistant Corporate Secretary since 1991. Age 54.

BLAINE J. MIYASATO was Vice President-In-Flight, Catering and Product Development from February 1, 1999 until he was appointed to an expanded position of Vice President-Customer Services effective January 16, 2000. From 1993 to 1998 he held various senior positions at the Company including Senior Director-In-Flight, Product Development & Catering. Age 37.

EDWARD W. PINION was appointed Vice President-Purchasing of Hawaiian Airlines on March 1, 1999. He was manager of aviation fuels for BHP/Tesoro from March 1996 until 1999. From 1994 to 1996, he was Commander of the Defense Fuel Region, Pacific, and Commander of the Defense Logistics Agency, Pacific, at Camp H.M. Smith. Age 49.

GLEN L. STEWART was Vice President-Transpacific and Southpacific Marketing from 1993 until his retirement effective December 31, 1999. He was Senior Vice President-Transpacific of Hawaiian Airlines from 1991 to 1993. Age 57.

GLENN G. TANIGUCHI has been Vice President-Schedule Planning and Reservations since 1995. He was Staff Vice President-Schedule Planning and Reservations of Hawaiian Airlines from 1991 until 1995. Age 57.

All officers are appointed annually by the Board of Directors at their first meeting after the annual meeting of stockholders at which the Board of Directors is elected.

No executive officer of the Company bears any relationship by blood, marriage or adoption to any other executive officer or director, except that John W. Adams' sister is married to director Robert G. Coo.

Information provided in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference for Part III, Items 11 through 13 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements.

               (1)  Report of Independent Auditors of Ernst & Young LLP.
               (2)  Independent Auditors' Report of KPMG LLP.
               (3)  Balance Sheets, December 31, 1999 and 1998.
               (4) Statements of Operations for the Years ended December 31, 1999, 1998 and 1997.
               (5)  Statements of Shareholders'  Equity and Comprehensive Income
                    for the Years ended December 31, 1999, 1998 and 1997.
               (6)  Statements  of Cash Flows for the Years ended  December  31,
                    1999, 1998 and 1997.
               (7)  Notes to Financial Statements.
               (8)  Quarterly Financial Information (Unaudited).
               (9)  Selected Financial and Statistical Data.

     Financial Statement Schedule.

               (1) Report of Independent Auditors of Ernst & Young LLP on Financial Statement Schedule for the Year Ended December 31, 1999.
               (2) Independent Auditors' Report of KPMG LLP on Financial Statement Schedule for the Years Ended December 31, 1998 and 1997.
               (3)  Schedule of Valuation and Qualifying Accounts.

               Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K.

               (1) Current Report on Form 8-K dated October 5, 1999 (date of event September 28, 1999) reporting Item 4, "Changes in Registrant's Certifying Accountant."
               (2) Current Report on Form 8-K/A dated October 12, 1999 (date of event September 28, 1999) reporting Item 4, "Changes in Registrant's Certifying Accountant" and Item 7, "Financial Statements, Proforma Financial Information and Exhibits."

(c)  Exhibits.

     Exhibit 3 Articles of Incorporation, Bylaws.
               (1)  Restated  Articles of  Incorporation of the Company filed as
                    Exhibit 3(a) to the Company's Registration Statement on Form S-3 as filed December 31, 1998 is incorporated herein by reference.
               (2)  Amended and Restated  Bylaws of the Company filed as Exhibit
                    3.1 to the Company's Current Report on Form 8-K as filed September 14, 1998 is incorporated herein by reference.

     Exhibit 4 Instruments Defining the Rights of Security Holders Including Indentures.

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

     Exhibit 10 Material Contracts.

               (1) The following contracts filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 are incorporated herein by reference:
                    (a) Code Share Agreement, dated January 6, 1997, between the Company and Wings West Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;
                    (b) Amendment No. 1 to Code Share Agreement, dated as of January 21, 1997, between the Company and Wings West Airlines, Inc.;
                    (c) Aircraft Lease Agreement, dated as of January 3, 1997, between the Company and American Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;
                    (d) Separation Agreement and Complete Settlement and Release of All claims, dated as of February, 1997, between the Company and Bruce R. Nobles;

               (e) Employment Agreement, effective as of April 14, 1997, between the Company and Paul John Casey.
          (2) Code Share Agreement, dated July 15, 1997, between the Company and American Airlines, Inc. filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 are incorporated herein by reference.
          (3) The following contracts filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are incorporated herein by reference:
               (a) Employment Agreement, effective as of December 15, 1997, between the Company and John B. Happ;
               (b) Employment Agreement, effective as of March 1, 1998, between the Company and Ruthann S. Yamanaka;
               (c) Form of warrant for the Purchase of 25,696 shares of Class A Common Stock issued to AMR Corporation;
               (d) Form of Addendum to Warrant for the Purchase of Shares of Common Stock;
               (e) Form of Amendment No. 1 to Warrant Certificate No. 12 for the Purchase of Shares of Common Stock;
               (f) Form of Amendment No. 2 to Warrant Certificate No. 12 for the Purchase of Shares of Common Stock;
               (g) Form of Amendment No. 1 to Warrant Certificate No. 23 for the Purchase of Shares of Common Stock;
               (h) Form of Amendment No. 2 to Warrant Certificate No. 23 for the Purchase of Shares of Common Stock;
               (i) Aircraft Lease Agreement dated as of May 9, 1997, between American Airlines, Inc. and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;
               (j) Aircraft Lease Agreement dated as of December 12, 1997, between American Airlines, Inc. and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
          (4) The following contracts filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are incorporated herein by reference:

               (a) Aircraft Loan Agreement dated December 29, 1998, between Bank of Hawaii and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;
               (b) Aircraft Sale and Purchase Agreement dated November 18, 1998, between Fin 3 Limited and Hawaiian Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;
               (c) Form of Passenger Aircraft Charter Agreement dated November 9, 1997, effective February 1, 1998 between Hawaiian Vacations, Inc. and Hawaiian Airlines, Inc;
               (d) Form of Passenger Aircraft Charter Agreement dated November 2, 1998 between Renaissance Cruises and Hawaiian Airlines, Inc.
     (5) Aircraft Loan Agreement, dated March 29, 1999, between Bank of Hawaii and Hawaiian Airlines, Inc. filed as Exhibit 99-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof, are incorporated herein by reference.
     (6) Sublease Agreement 060 dated as of October 26, 1999 between Continental Micronesia, Inc. and the Company, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.

     (7) Sublease Agreement 061 dated as of October 26, 1999 between Continental Micronesia, Inc. and the Company, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.
     (8) Aircraft Maintenance Services Agreement dated as of October 26, 1999 by and between the Company and Continental Airlines, Inc., in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.
     (9) Agreement between U.S. Bank National Association and the Company, effective date December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.
     (10) Aircraft General Terms Agreement AGTA-HWI between The Boeing Company and the Company, dated as of December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.
     (11) Purchase Agreement Number 2252 between McDonnell Douglas Corporation and the Company Relating to Model 717-22A Aircraft and the following Letter Agreements, dated as of December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof:
          (a)  Customer Services Matters;
          (b)  Spares Initial Provisioning;
          (c)  Aircraft Performance Guarantees;
          (d)  Promotional Support;
          (e)  Business Matters;
          (f)  Purchase Rights Aircraft and Aircraft Model Substitution;
          (g)  Liquidated Damages - Non-Excusable Delay;
          (h)  Guarantee Agreement;
          (i)  Other Matters;
          (j)  Financing Matters;
          (k)  Spares Commitments;
          (l)  Board Approval.

Exhibit 23 Consent of experts and counsel.

          (1)  Consent of Ernst & Young LLP.
          (2)  Consent of KPMG LLP.

Exhibit 24 Power of Attorney.

Exhibit 27 Financial data schedule.

                                  EXHIBIT INDEX

Exhibit Number                        Description
--------------                        -----------

    10 (6) Sublease Agreement 060 Dated as of October 26, 1999 between Continental Micronesia, Inc. and the Company, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.

    10 (7) Sublease Agreement 061 dated as of October 26, 1999 between Continential Micronesia, Inc. and the Company, in redacted form since confidential treatement has been requested pursuant to Rule 24.6-2 for certain portions thereof.

    10 (8) Aircraft Maintenance Services Agreement dated as of October 26, 1999 by and between Continental Airlines, Inc. and the Company, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.

    10 (9) Agreement between U.S. Bank National Association and the Company, effective dated December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.

    10 (10) Aircraft General Terms Agreement AGTA-HWI between The Boeing Company and the Company, dated as of December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.

    10 (11)    Purchase   Agreement  Number  2252  between   McDonnell   Douglas
               Corporation and the Company relating to Model 717-22A Aircraft and the following Letter Agreements, dated as of December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof:
               (a) Customer Services Matters;
               (b) Spares Initial Provisioning;
               (c) Aircraft Performance Guarantees;
               (d) Promotional Support;
               (e) Business Matters;
               (f) Purchase Rights Aircraft and Aircraft Model Substitution;
               (g) Liquidated Damages - Non-Excusable Delay;
               (h) Guarantee Agreement;
               (i) Other Matters;
               (j) Financing Matters;
               (k) Spares Commitments;
               (l) Board Approval.

      23       Consents of experts and counsel.
                   Consent of Ernst & Young LLP.
                   Consent of KPMG LLP.

      24       Power of Attorney.

      27       Financial data schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HAWAIIAN AIRLINES, INC.

March 30, 2000                       By   /s/ JOHN L. GARIBALDI
                                          ----------------------------------
                                          John L. Garibaldi
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Hawaiian Airlines, Inc.:

We have audited the accompanying balance sheet of Hawaiian Airlines, Inc. (the "Company") as of December 31, 1999, and the related statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Airlines, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, effective January 1, 1999, the Company changed its method of accounting for the sale of mileage credits to participating partners in its frequent flyer program.


/s/ ERNST & YOUNG LLP
Honolulu, Hawaii
March 21, 2000

                                       F-1a

                                            INDEPENDENT AUDITORS' REPORT

The Board of Directors
Hawaiian Airlines, Inc.:

We have audited the accompanying balance sheet of Hawaiian Airlines, Inc. as of December 31, 1998, and the related statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Airlines, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ KPMG LLP

Honolulu, Hawaii
March 11, 1999


                                      F-1b

Hawaiian Airlines, Inc.
Balance Sheets (in thousands)
December 31, 1999 and 1998

                                                                 1999         1998
                                                              ---------    ---------
ASSETS
Current Assets:
     Cash and cash equivalents ............................   $  63,631    $  31,011
     Restricted cash ......................................          --        6,432
     Accounts receivable, net of allowance for doubtful
         accounts of $500 in 1999 and 1998 ................      24,921       29,995
     Inventories ..........................................      13,965        8,546
     Deferred tax assets, net .............................       9,625           --
     Prepaid expenses and other ...........................       6,521        5,923
                                                              ---------    ---------

         Total current assets .............................     118,663       81,907
                                                              ---------    ---------

Property and Equipment:
     Flight equipment .....................................      39,675       86,980
     Progress payments on flight equipment ................       7,158           --
     Ground equipment, buildings and leasehold improvements      30,980       23,526
                                                              ---------    ---------

         Total ............................................      77,813      110,506
     Accumulated depreciation and amortization ............     (12,541)     (25,584)
                                                              ---------    ---------

         Property and equipment, net ......................      65,272       84,922
                                                              ---------    ---------

Other Assets:
     Long-term prepayments and other ......................       8,930        8,232
     Deferred tax assets, net .............................      12,375           --
     Reorganization value in excess of amounts allocable to
         identifiable assets, net .........................      33,897       46,850
                                                              ---------    ---------

     Total other assets ...................................      55,202       55,082
                                                              ---------    ---------

     Total Assets .........................................   $ 239,137    $ 221,911
                                                              =========    =========

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.
Balance Sheets (in thousands, except share data)
December 31, 1999 and 1998

                                                                                    1999         1998
                                                                                 ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt .......................................   $   3,853    $   3,532
     Current portion of capital lease obligations ............................       3,379        4,614
     Accounts payable ........................................................      41,864       28,883
     Air traffic liability ...................................................      50,426       23,350
     Other accrued liabilities ...............................................      20,920       15,298
                                                                                 ---------    ---------

         Total current liabilities ...........................................     120,442       75,677
                                                                                 ---------    ---------

Long-Term Debt ...............................................................      23,858       14,454
                                                                                 ---------    ---------

Capital Lease Obligations ....................................................       2,790        5,966
                                                                                 ---------    ---------

Other Liabilities and Deferred Credits:
     Accumulated pension and other postretirement benefit obligations ........      16,397       25,968
     Other ...................................................................       9,524        8,959
                                                                                 ---------    ---------

         Total other liabilities and deferred credits ........................      25,921       34,927
                                                                                 ---------    ---------

Shareholders' Equity
     Common Stock - $.01 par value, 60,000,000 shares authorized,
       40,997,335 and 40,624,586 shares issued and outstanding
       in 1999 and 1998, respectively ........................................         410          410
     Special Preferred Stock - $.01 par value, 2,000,000 shares
       authorized, seven shares issued and outstanding .......................          --           --
     Capital inexcess of par value ...........................................      99,418       99,418
     Warrants ................................................................       3,153        3,153
     Notes receivable from Common Stock sales ................................      (1,581)      (1,581)
     Accumulated deficit .....................................................     (35,274)      (6,007)
     Accumulated other comprehensive income (loss) - minimum pension
         liability adjustment ................................................          --       (4,506)
                                                                                 ---------    ---------

         Shareholders' Equity ................................................      66,126       90,887
                                                                                 ---------    ---------

     Commitments and Contingent Liabilities (Notes 3, 4, 5, 6, 8, 9, 10 and 11)

         Total Liabilities and Shareholders' Equity ..........................   $ 239,137    $ 221,911
                                                                                 =========    =========

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.
Statements of Operations (in thousands)
For the Years ended December 31, 1999, 1998 and 1997

                                                               1999          1998         1997
------------------------------------------------------------------------------------------------
Operating Revenues:
     Passenger ...........................................   $ 400,251    $ 354,245    $ 332,154
     Charter .............................................      46,570       35,742       37,172
     Cargo ...............................................      22,836       21,682       21,272
     Other ...............................................      19,220       14,746       13,618
                                                             ---------    ---------    ---------
         Total ...........................................     488,877      426,415      404,216
                                                             ---------    ---------    ---------

Operating Expenses:
     Wages and benefits ..................................     138,418      118,885      114,571
     Maintenance materials and repairs ...................     101,801       84,004       76,267
     Aircraft fuel, including taxes and oil ..............      76,382       66,601       78,137
     Rentals and landing fees ............................      31,640       30,541       32,707
     Depreciation and amortization .......................      17,139       12,607       10,665
     Sales commissions ...................................      12,471       11,655       13,033
     Impairment loss .....................................      46,958           --           --
     Other ...............................................     104,605       84,717       76,334
                                                             ---------    ---------    ---------
         Total ...........................................     529,414      409,010      401,714
                                                             ---------    ---------    ---------

Operating Income (Loss) ..................................     (40,537)      17,405        2,502
                                                             ---------    ---------    ---------

Nonoperating Income (Expense)
     Interest and amortization of debt expense ...........      (3,448)      (2,042)      (2,439)
     Interest income .....................................       2,377        1,639        2,045
     Loss on disposition of equipment ....................      (1,013)        (831)        (140)
     Other, net ..........................................       2,708         (163)        (820)
                                                             ---------    ---------    ---------
         Total ...........................................         624       (1,397)      (1,354)
                                                             ---------    ---------    ---------

Income (Loss) Before Income Taxes and Cumulative Effect of
     Change in Accounting Principle ......................     (39,913)      16,008        1,148

Income Tax Benefit (Provision) ...........................      11,418       (7,803)      (1,720)
                                                             ---------    ---------    ---------

Net Income (Loss) Before Cumulative Effect of Change in
     Accounting Principle ................................     (28,495)       8,205         (572)

Cumulative Effect of Change in Accounting Principle,
     Net of Income Taxes .................................        (772)          --         (450)
                                                             ---------    ---------    ---------

Net Income (Loss) ........................................   $ (29,267)   $   8,205    $  (1,022)
                                                             =========    =========    =========

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.
Statements of Operations (in thousands, except per share data) For the Years ended December 31, 1999, 1998 and 1997

                                                                     1999           1998           1997
------------------------------------------------------------------------------------------------------------
Net Income (Loss) Per Common Stock Share:

Basic
     Before cumulative effect of change in accounting principle    $    (0.70)   $     0.20    $    (0.02)
     Cumulative effect of change in accounting principle, net of
         income taxes ..........................................        (0.02)           --         (0.01)
                                                                    ---------     ---------     ---------
Net Income (Loss) Per Common Stock Share .......................   $    (0.72)   $     0.20    $    (0.03)
                                                                    =========     =========     =========

Diluted
     Before cumulative effect of change in accounting principle    $    (0.70)   $     0.19    $    (0.02)
     Cumulative effect of change in accounting principle, net of
         income taxes ..........................................        (0.02)           --         (0.01)
                                                                    ---------     ---------     ---------
Net Income (Loss) Per Common Stock Share .......................   $    (0.72)   $     0.19    $    (0.03)
                                                                    =========     =========     =========

Weighted Average Number of Common Shares Outstanding:
     Basic .....................................................       40,997        40,921*       40,361*
                                                                    =========     =========     =========
     Diluted ...................................................       40,997        42,205*       40,361*
                                                                    =========     =========     =========

     The following table shows a reconciliation of the weighted average shares outstanding used in computing basic and diluted net income (loss) per Common Stock share:

     Weighted average Common Stock shares outstanding                  40,997        40,921*       40,361*
     Incremental Common Stock shares issuable upon exercise of
         outstanding warrants and stock options (treasury stock
         method)                                                           --         1,284            --
                                                                    ---------     ---------     ---------
     Weighted average Common Stock shares and Common Stock share
         equivalents                                                   40,997        42,205*       40,361*
                                                                    =========     =========     =========

* Includes shares reserved for issuance under the Consolidated Plan of Reorganization dated September 21, 1993 as amended

Hawaiian Airlines, Inc.
Statements of Shareholders' Equity and Comprehensive Income (in thousands) For the Years ended December 31, 1999, 1998 and 1997


                                                                    Special   Capital in
                                                       Common      Preferred   excess of
                                                         Stock       Stock     par value   Warrants
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1996 ......................   $    393   $     --   $ 95,827   $  1,557
Net loss ..........................................         --         --         --         --
Issuance of warrants to acquire 974,669 shares of
     Common Stock .................................         --         --         --      2,328
Exercise of options to acquire 307,500 shares of
     Common Stock .................................          3         --        495         --
Exercise of warrants to acquire 1,318,972 shares of
     Common Stock .................................         13         --      2,915       (732)
                                                      --------   --------   --------   --------

Balance at December 31, 1997 ......................        409         --     99,237      3,153
Net income ........................................         --         --         --         --
Minimum pension liability adjustment ..............         --         --         --         --
Comprehensive income ..............................
Exercise of options to acquire 112,500 shares of
     Common Stock .................................          1         --        181         --
                                                      --------   --------   --------   --------

Balance at December 31, 1998 ......................        410         --     99,418      3,153
Net income ........................................         --         --         --         --
Minimum pension liability adjustment ..............         --         --         --         --
Comprehensive income ..............................
                                                      --------   --------   --------   --------

Balance at December 31, 1999 ......................   $    410   $     --   $ 99,418   $  3,153
                                                      ========   ========   ========   ========

                                                      Notes
                                                 receivable from               Accumulated
                                                   Common Stock   Accumulated  comprehensive
                                                      sales        deficit      income (loss)      Total
                                                 ---------------------------------------------------------------
Balance at December 31, 1996 ......................   $ (1,714)   $(13,190)         --           $ 82,873
Net loss ..........................................         --      (1,022)         --             (1,022)
Issuance of warrants to acquire 974,669 shares of
     Common Stock .................................         --          --          --              2,328
Exercise of options to acquire 307,500 shares of
     Common Stock .................................         --          --          --                498
Exercise of warrants to acquire 1,318,972 shares of
     Common Stock .................................         --          --          --              2,196
                                                      --------    --------     -------           --------

Balance at December 31, 1997 ......................     (1,714)    (14,212)         --             86,873
Net income ........................................         --       8,205          --              8,205
Minimum pension liability adjustment ..............         --          --      (4,506)            (4,506)
                                                                                                 --------
Comprehensive income ..............................                                                 3,699
                                                                                                 --------
Exercise of options to acquire 112,500 shares of
     Common Stock .................................        133          --          --                315
                                                      --------    --------     -------           --------

Balance at December 31, 1998 ......................     (1,581)     (6,007)     (4,506)            90,887
Net loss ..........................................         --     (29,267)         --            (29,267)
Minimum pension liability adjustment ..............         --          --       4,506              4,506
                                                                                                 --------
Comprehensive loss ................................                                               (24,761)
                                                      --------    --------     -------           --------

Balance at December 31, 1999 ......................   $ (1,581)   $(35,274)         --           $ 66,126
                                                      ========    ========     =======           ========

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.
Statements of Cash Flows (in thousands)
For the Years ended December 31, 1999, 1998 and 1997

                                                               1999          1998           1997
------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
     Net income (loss) ..................................  $ (29,267)    $  8,205    $ (1,022)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:

     Depreciation .......................................     12,591       7,663       5,533

     Amortization .......................................      4,548       4,944       5,132

     Net periodic postretirement benefit cost ...........        752         915         935

     Impairment loss ....................................     46,958          --          --

     Loss on disposition of equipment ...................      1,013         831         140

     Decrease (increase) in restricted cash .............      6,432      (1,738)         --

     Decrease (increase) in accounts receivable .........      5,074      (5,040)     (3,365)

     Decrease (increase) in inventories .................     (5,419)        804      (2,300)

     Decrease (increase) in prepaid expenses and other ..       (598)       (234)        501

     Increase in deferred taxes, net ....................    (22,000)         --          --

     Increase in accounts payable .......................     12,981       1,296         788

     Increase (decrease) in air traffic liability .......     27,076         962      (4,355)

     Increase (decrease) in other accrued liabilities ...      5,622       1,583       2,311

     Other, net .........................................      3,567      10,002        (211)
                                                            --------    --------    --------


         Net cash provided by operating activities ......     69,330      30,193       4,087
                                                            --------    --------    --------

Cash Flows From Investing Activities:

     Additions to property and equipment ................    (34,776)    (27,946)    (18,468)

     Progress payments on flight equipment ..............     (7,158)         --          --

     Net proceeds from disposition of equipment .........        260       1,153       1,422

     Sale of investment securities ......................         --       4,001          --

     Purchase of investment securities ..................         --          --      (4,003)
                                                            --------    --------    --------


         Net cash used in investing activities ..........    (41,674)    (22,792)    (21,049)
                                                            --------    --------    --------

Cash Flows From Financing Activities:

     Issuance of long-term debt .........................     12,704      13,359         792

     Repayment of long-term debt ........................     (2,979)     (1,533)     (3,141)

     Repayment of capital lease obligations .............     (4,761)     (4,244)     (4,907)

     Issuance of Common Stock ...........................         --         182       2,694

     Proceeds on notes receivable from Common Stock sales         --         133          --
                                                            --------    --------    --------

         Net cash provided by (used in) financing
              activities ................................      4,964       7,897      (4,562)
                                                            --------    --------    --------

         Net increase (decrease) in cash and cash
              equivalents ...............................     32,620      15,298     (21,524)


Cash and cash equivalents - Beginning of Year ...........     31,011      15,713      37,237
                                                            --------    --------    --------

Cash and cash equivalents - End of Year .................   $ 63,631    $ 31,011    $ 15,713
                                                            ========    ========    ========


See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.
Statements of Cash Flows (in thousands)
For the Years ended December 31, 1999, 1998 and 1997

                                                                1999      1998      1997
-----------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid ..........................................   $3,197   $1,864   $2,267
     Income taxes paid ......................................      163      761     --

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
     Minimum pension liability adjustment ...................    4,506   (4,506)    --
     Property and equipment financed through capital lease ..      350     --      9,432
     Issuance of warrants to acquire 974,669 shares of Common
         Stock ..............................................     --       --      2,328

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.
Notes to Financial Statements

1. BUSINESS AND ORGANIZATION

Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and is the largest airline headquartered in Hawaii, based on operating revenues of $488.9 million for 1999. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average and depending on seasonality, approximately 175 flights per day with daily service from Hawaii, principally Honolulu to Las Vegas, Nevada and the four key United States ("U.S.") West Coast gateway cities of Los Angeles and San Francisco, California, Seattle, Washington and Portland, Oregon ("Transpac"), daily service among the six major islands of the State of Hawaii ("Interisland") and twice weekly service to Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("Southpac"). The Company also provides charter service from Honolulu to Las Vegas and Anchorage, Alaska and from Los Angeles to Papeete, Tahiti ("Overseas Charter"). The Company operates a fleet consisting of DC-9 aircraft and DC-10 aircraft.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Short-term cash equivalent investments at December 31, 1999 and 1998 were valued at cost and amounted to $41.0 million and $27.0 million, respectively.

As of December 31, 1999, the Company had no cash restricted to withdrawal as in fourth quarter 1999, the Company renegotiated its collateral holdback requirements with its primary credit card processor. Under the new agreement, the Company is required to maintain defined levels of cash in lieu of providing defined collateral holdbacks. In prior years, certain funds served as collateral to support a credit card holdback for advance ticket sales and was classified as restricted cash in the accompanying balance sheets. Funds were made available as air travel was provided. As of December 31, 1998, approximately $6.4 million of cash was restricted as to withdrawal.

INVENTORIES

Inventories consists primarily of expendable parts for flight equipment and supplies which are stated at average cost, less an allowance for obsolescence.

PROPERTY AND EQUIPMENT

Owned property and equipment are stated at cost, except for assets determined to be impaired which are stated at fair market value. Costs of major improvements are capitalized. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

        Flight equipment.............................  2-15 years, 15% residual value
        Ground equipment.............................  5-15 years
        Airport terminal facility....................  30 years
        Buildings....................................  15-20 years
        Leasehold improvements.......................  Shorter of lease term or useful life

Maintenance and repairs are charged to operations as incurred, except that (1) costs of overhauling engines are charged to operations in the year the engines are removed for overhaul and (2) scheduled heavy airframe overhauls and major structural modifications on DC-9 aircraft are recorded under the deferral method whereby the cost of overhaul is capitalized and amortized over the shorter of the period benefited or the lease term. Additionally, provision is made for the estimated cost of scheduled heavy airframe overhauls required to be performed on leased DC-9 aircraft prior to their return to lessors. Commencing January 1, 2000, due to the Company's intentions to replace its DC-9 fleet in 2001 and the resultant reduction of DC-9 flight equipment and related assets to fair market value as of December 31, 1999, heavy airframe overhauls and major structural modifications on DC-9 aircraft will be expensed. See Note 10.

Maintenance and repairs on DC-10 aircraft are charged to operations on a flight hour basis. See Notes 5 and 11.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

The Company emerged from Chapter 11 bankruptcy on September 12, 1994 (the "Effective Date") with Hawaiian Airlines being the sole surviving corporation. Under fresh start reporting, the reorganization value of the entity was allocated to the Company's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Company is reflected as reorganization value in excess of amounts allocable to identifiable assets ("Excess Reorganization Value") in the accompanying balance sheets. Excess Reorganization Value is amortized on a straight-line basis over 20 years. Accumulated amortization at December 31, 1999 and 1998 totaled approximately $17.8 million and $15.0 million, respectively. The estimated income tax benefit from the expected utilization of net operating loss carryforwards arising prior to the Effective Date has also been applied as a reduction to Excess Reorganization Value. The Company will continue to assess and evaluate whether the remaining useful life of the asset requires revision or, through the use of estimated future undiscounted cash flows over the remaining life of the asset, whether the remaining balance of the asset is recoverable. The assessment of the recoverability of the unamortized amount will be impacted if estimated future operating cash flows are not achieved.

AIR TRAFFIC LIABILITY

Passenger fares are recorded as operating revenues when the transportation is provided. The value of unused passenger tickets is included as air traffic liability. The Company performs periodic evaluations of this estimated liability, and any adjustments resulting therefrom, which can be significant, are included in results of operations for the periods in which the evaluations are completed.

FREQUENT FLYER PROGRAM

The Company sponsors a frequent flyer program and records an estimated liability for the incremental cost associated with providing the related free transportation during the period a free travel award is earned. Incremental costs primarily include fuel and catering.

The Company also sells mileage credits to participating partners such as hotels, car rental agencies and credit card companies. During 1999, as promulgated by the Securities and Exchange Commissions' Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company changed the method it uses to account for the sale of these mileage credits. This change, applied retroactively to January 1, 1999, totaled approximately $772,000, net of income tax benefit of approximately $515,000 and is reflected as a cumulative effect of change in accounting principle in the accompanying statements of operations. This change also increased the Company's net loss for the year ended December 31, 1999 by $1.0 million, pre-tax. The amounts resulting from the change being applied retroactively to January 1, 1998 and 1997 were not material. Under the new accounting method, revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Previously, the resulting revenue was recorded in the period in which the credits were sold. The Company believes the new method is preferable as it results in a better matching of revenues with the period in which services are provided.

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

SALES COMMISSIONS

Commissions from the sale of passenger traffic are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of sales commissions not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying balance sheets.

ADVERTISING COSTS

The Company expenses the costs of advertising as incurred. Advertising expense was $5.7 million, $4.5 million and $4.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

IMPAIRMENT

In accordance with the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

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

BUSINESS PROCESS REENGINEERING COSTS

The Company adopted the guidelines promulgated by the Financial Accounting Standards Board's (the "FASB") Emerging Issues Task Force in fourth quarter 1997 and wrote off business process reengineering costs which had been incurred and capitalized in the implementation of information technology projects. The write-off totaled approximately $450,000, net of income tax benefit of approximately $300,000 and is reflected as a cumulative effect of change in accounting principle in the accompanying statements of operations.

STOCK OPTION PLANS

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (the "APB") No. 25, "Accounting for Stock Issued to Employees," in accounting for its fixed stock options. As such, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

EARNINGS (LOSS) PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of Common Stock shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock shares were exercised or converted into Common Stock shares or resulted in the issuance of Common Stock shares that then shared in the earnings of the Company. Outstanding rights, warrants and options to purchase shares of the Company's Common Stock are not included in the computation of diluted earnings per share if inclusion of these rights, warrants and options is antidilutive. Options and warrants to purchase approximately 3.6 million, 1.4 million and 2.5 million shares of Common Stock in 1999, 1998 and 1997, respectively, were outstanding, but not included in the computation of diluted earnings per share as inclusion of these options and warrants would be antidilutive. See Note 9.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of air traffic liability, accruals for loss contingencies and the amounts reported for accumulated pension and other postretirement benefit obligations. Management believes that such estimates have been appropriately established in accordance with generally accepted accounting principles.

SEGMENT INFORMATION

Principally all operations of the Company either originate or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of the Company's route structure in its various markets. The Company operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to the Company's chief operating decision-maker on both the Company's geographic components and the Company's product and service components, resulting in the components based on products and services constituting the operating segment. As the Company offers only one service (i.e., air transportation), management has concluded that it has only one segment.

RECLASSIFICATIONS

Certain   prior  year  amounts  were   reclassified   to  conform  to  the  1999
presentation. Such reclassifications had no effect on previously reported financial condition and/or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, "which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133, as amended by SFAS No. 137, are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001 but has not yet determined the impact of its adoption.

In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage, as defined, in an internal-use computer software development project be expensed as incurred.

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

The estimated fair values of long-term debt amounted to $26.5 million and $17.6 million at December 31, 1999 and 1998, respectively. These fair values were estimated by discounting the future cash flow requirements of each instrument at rates currently offered at the respective year-end dates to the Company for similar debt instruments of comparable maturities.

The Company utilizes heating oil forward contracts to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. When fully implemented, the Company plans to employ a strategy whereby heating oil contracts are used to cover approximately 50% of the Company's anticipated aircraft fuel needs on a rolling six-month basis. At December 31, 1999, the Company held petroleum forward contracts to purchase 384,000 barrels of heating oil in the aggregate amount of $9.2 million through July 2000. These forward contracts represented approximately 25% of the Company's anticipated aircraft fuel needs for the next six months. A realized net gain on liquidated contracts amounting to $673,000 is included as a component of aircraft fuel expense for the year ended December 31, 1999. The contracts generally have maturities of one year or less and are either exchanged or traded with counterparties of high credit quality; therefore, the risk of non-performance by the counterparties is considered to be negligible.

At December 31, 1999, the Company owned approximately 51,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant, which completed an initial public offering in July 1998. As of December 31, 1999, the estimated fair value of these depository certificates was approximately $5.7 million, based upon the publicly traded market value of Equant common stock. Since the fair value of the Company's investment in the depository certificates is not readily determinable (i.e., the depository certificates are not traded on a securities exchange), the investment is carried at cost, which was not material as of December 31, 1999 or 1998.

4. FLIGHT EQUIPMENT

All of the Company's aircraft are leased except for two DC-10s and four DC-9s. At December 31, 1999 and 1998, the composition of the Company's aircraft fleet is as follows:

                                  1999                     1998
          Aircraft Type     Leased      Owned       Leased      Owned
          -------------   --------   ----------    --------  ---------
          DC-10             11           2          10           1
          DC-9              11           4          11           3
                          --------------------------------------------
          Total             22           6          21           4
                          ============================================



The Company intends to replace its Interisland DC-9 fleet in 2001. See Note 10. The Company also anticipates delivery of a DC-10-30 in April 2000. See Note 5.

5. LEASES

AIRCRAFT LEASES

Ten DC-10 aircraft are leased from American Airlines, Inc. ("American") under operating leases. In 1999, the Company and American agreed to extend lease terms on the ten DC-10 aircraft leased by the Company from American from September 11, 2001 to December 31, 2003. In recognition of the extended lease terms, basic rents for the aircraft will continue at their lower, pre-February 1, 1999 levels. Rent has been expensed under the straight line method. In third quarter 1999, the Company entered into agreements to sublease two used DC-10-30 aircraft from Continental Micronesia, Inc. The Company took delivery of one of the DC-10-30 aircraft in fourth quarter 1999 and expects the second DC-10-30 aircraft to be added to the fleet and placed into revenue service in April 2000. The subleases expire in January 2002.

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

GENERAL

Rent expense for aircraft, office space, real property and other equipment during 1999, 1998 and 1997 was $26.9 million, $28.4 million and $26.6 million, respectively, net of sublease rental income.

Scheduled future minimum lease commitments under operating and capital leases for the Company as of December 31, 1999, in thousands, are as follows:

                                                               Operating     Capital
                                                                Leases        Leases
      -------------------------------------------------------------------------------------
      2000................................................     $   17,552    $    3,704
      2001................................................         15,586           928
      2002................................................         13,428           842
      2003................................................         13,228           242
      2004................................................          1,848           242
      Thereafter..........................................          6,548         1,562
                                                               ----------    ----------

             Total minimum lease payments.................     $   68,190    $    7,520

             Less amount representing interest
                 (rates ranging from 8.0% to 10.25%)                              1,351
                                                                             ----------
             Present value of capital lease obligations...                        6,169

             Less current portion of capital lease obligations                    3,379
                                                                             ----------

             Capital lease obligations, excluding current
             portions.....................................                   $    2,790
                                                                             ==========

In addition to scheduled future minimum lease payments, the Company is required to pay for, under agreement with American, monthly DC-10 maintenance charges. These charges are based on flight hours for the month and are expensed as incurred. See Note 11. For the years ended December 31, 1999, 1998 and 1997, the Company incurred $66.3 million, $55.4 million and $50.9 million, respectively, in maintenance charges under such agreement.

The net book value of property held under capital leases as of December 31, 1999 and 1998 totaled $6.8 million and $19.8 million, respectively. Amortization of property held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

6. DEBT

At December 31, 1999 and 1998, the Company's long-term debt consists of the following, in thousands:

                                                                       1999             1998
----------------------------------------------------------------------------------------------------
     Secured obligations due 2000-2006........................      $   27,711        $   17,986

     Current portion..........................................          (3,853)           (3,532)
                                                                    ----------        ----------
         Long-term debt obligations, excluding current portion      $   23,858        $   14,454
                                                                    ==========        ==========

Secured obligations due 2000-2006 are as follows:

(1) A promissory note executed in 1999 for the acquisition of a used DC-10-30 aircraft. The note is secured by lien on the aircraft, as described in the security agreement. The note is due in 2006 and is payable in monthly installments of principal and interest of $132,436. Interest accrues at 8.56% per annum. As of December 31, 1999, $7.7 million was outstanding;

(2) A promissory note executed in 1999 for the acquisition of a used DC-9-50 aircraft. The note is secured by first priority liens on the aircraft, other collateral as described in the security agreement and a $2.1 million letter of credit issued under the Credit Facility defined below. The note is due in 2005 and is payable in monthly installments of principal and interest ranging from $70,000 to $61,857. Interest accrues at 9.95% per annum. At December 31, 1999, $3.3 million was outstanding;

(3) A promissory note executed in 1998 for the acquisition of a used DC-10-30 aircraft. The note is secured by lien on the aircraft, as described in the security agreement. The note is due in 2005 and is payable in monthly installments of principal and interest of $131,553. Interest accrues at 8.15% per annum. As of December 31, 1999 and 1998, $7.5 million and $8.4 million was outstanding, respectively;

(4) A promissory note executed in 1998 for the acquisition of a used DC-9-50 aircraft. The note is secured by first priority liens on the aircraft, other collateral as described in the security agreement and a $1.0 million letter of credit issued under the Credit Facility defined below. The note is due in 2005 and is payable in monthly installments of principal and interest ranging from $78,039 to $34,673. Interest accrues at 8.95% per annum. At December 31, 1999 and 1998, $3.7 million and $4.3 million was outstanding, respectively;

(5) The Company maintains a Credit Facility with CIT Group/Business Credit, Inc. (the "Credit Facility"). The Credit Facility consists of two secured term loans and a secured revolving line of credit including up to $6.0 million of letters of credit. The term loans will amortize in equal installments over periods of 48 and 60 months, respectively. The outstanding principal amounts of the term loans will become due and payable upon termination of the Credit Facility. Available credit is subject to change determined by recalculation of the borrowing base, repayments due under the term loans and repayments arising from the disposition and other changes in the related collateral securing the Credit Facility. The Credit Facility has an initial term of three years from April 29, 1996 and renews automatically for successive terms of two years each, unless terminated by either party on at least 60 days notice prior to the end of the then-current term. Interest accrues at prime (8.50% at December 31, 1999) plus 2.0%. The Company may terminate the Credit Facility at any time, on 30 days notice.

      As of December 31, 1999, the total availability under the Credit Facility was $8.8 million with aggregate loans and letters of credit outstanding in the amounts of $5.5 million and $3.2 million, respectively. As of December 31, 1998, the total availability under the Credit Facility was $11.1 million with aggregate loans and letters of credit outstanding in the amounts of $4.9 million and $1.1 million, respectively.

      The Credit Facility is secured by a first lien on substantially all of the Company's property, excluding the Company's owned and leased aircraft, the Company's aircraft engines while installed on an aircraft and certain security deposits. In addition, terms of the Credit Facility restrict the Company from paying any cash or stock dividends on its Common Stock.

Maturities of long-term debt for the Company, including those estimated for the Credit Facility, as of December 31, 1999, in thousands, are as follows:


                       2000...................         $   3,853
                       2001...................             3,513
                       2002...................             3,680
                       2003...................             3,970
                       2004...................             3,788
                       Thereafter.............             8,907

7. INCOME TAXES

Income tax expense is based on an estimated annual effective tax rate, which differs from the federal statutory rate of 35% in 1999 and 1998 and 34% in 1997, primarily due to state income taxes and certain nondeductible expenses. The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes.



                                                         1999           1998           1997
        ----------------------------------------      ---------        ---------    ---------
        Deferred taxes
             Federal............................      $   (9,249)       $   6,005    $   1,322
             State..............................          (2,169)           1,408          320
                                                       ---------        ---------    ---------
                                                      $  (11,418)       $   7,413    $   1,642

        Current payable
             Federal............................               -              316           63
             State..............................               -               74           15
                                                       ---------        ---------    ---------
                                                               -              390           78
                                                       ---------        ---------    ---------
             Provision (benefit) for income taxes      $ (11,418)       $   7,803    $   1,720
                                                       =========        =========    =========

The estimated income tax benefit from the expected utilization of net operating loss carryforwards arising prior to the Effective Date has been, and will continue to be, applied as a reduction to Excess Reorganization Value, not as a reduction to income tax expense. While generally accepted accounting principles require that a provision for income tax be recorded, a majority of the provision for 1998 and 1997 did not require cash outlay as it was offset by net operating loss carryforwards available to the Company. In 1999, 1998 and 1997, approximately $1.3 million, $7.4 million and $1.6 million, respectively, of estimated income tax benefit from the expected utilization of these net operating loss carryforwards has been applied as a reduction to Excess Reorganization Value.

Income tax expense in 1999, 1998 and 1997 differs from the "expected" tax expense (benefit) for that year computed by applying the respective year's U.S. federal corporate income tax rate to income (loss) before income taxes and cumulative effect of change in accounting principle as follows:

                                                              1999            1998            1997
------------------------------------------------------    -----------        ---------     ---------
      Computed "expected" tax expense (benefit).......    $   (13,969)       $   5,600      $    400
      Amortization of Excess Reorganization Value.....            983            1,200         1,200
      State income taxes, net of federal income
          tax benefit.................................         (2,096)             800            20
      Change in deferred tax valuation allowance......          3,569                -             -
      Other...........................................             95              203           100
                                                          -----------        ---------     ---------
                                                          $   (11,418)       $   7,803     $   1,720
                                                          ===========        =========     =========

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below, in thousands:


                                                                         1999                1998
      -------------------------------------------------------------------------------------------------
      Deferred tax assets:
           Net operating loss carryforwards...................         $   15,062          $   16,402
           Impairment loss....................................             18,783                   -
           Accumulated pension and other postretirement benefit
               obligations....................................              8,159              10,185
           Provision for loss on devalued assets..............              2,805               2,724
           Accrued vacation...................................              2,638               2,263
           Airframe return provision..........................              2,437               1,271
           Accounts receivable, principally due to allowance
               for doubtful accounts..........................                200                 200
           Alternative minimum tax credit.....................                446
           Other..............................................              2,049               1,027
                                                                       ----------        ------------
               Total gross deferred tax assets................             52,579              34,072

               Less valuation allowance allocated to
                  pre-reorganization deferred tax assets......            (14,047)            (24,114)
                                                                       ----------        ------------
                                                                           38,532               9,958


               Less valuation allowance allocated to
                  post-reorganization deferred tax assets                  (3,970)               (401)
                                                                       ----------        ------------
               Net deferred tax assets........................             34,562               9,557


        Deferred tax liabilities:


           Plant and equipment, principally due to
               differences in depreciation....................            (12,562)             (9,557)
                                                                       ----------        ------------
               Net deferred taxes.............................         $   22,000        $          -
                                                                       ==========        =============

As of December 31, 1999, the Company had net deferred tax assets aggregating $22.0 million based on gross deferred tax assets of $52.5 million less a valuation allowance of $18 million and deferred tax liabilities of $12.5 million. The valuation allowance for deferred tax assets as of December 31, 1999, 1998 and 1997 was $18 million, $24.5 million and $34.1 million, respectively. The net change in the total valuation allowance was a decrease of $6.5 million, $9.6 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Any reduction to the pre-reorganization valuation allowance presented above will result in a reduction of Excess Reorganization Value.

Utilization of the Company's deferred tax assets are predicated on the Company being profitable in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company will continually assess the adequacy of its financial performance in determination of its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company's income tax provision.

The Company  underwent an ownership  change in January  1996,  as defined  under
Section 382 of the Internal Revenue Code ("IRC Section 382"). IRC Section 382 places an annual limitation on the amount of income that can be offset by net operating loss carryforwards generated in pre-ownership change years. The ownership change resulted in an IRC Section 382 limitation of approximately $1.7 million plus certain "built-in" income items. This new limitation applies to all net operating losses incurred prior to the ownership change. As of December 31, 1999, the Company has total net operating loss carryovers of approximately $37.6 million to offset future taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2003 and 2009. Utilization of approximately $25 million of net operating loss carryforwards will first result in a $10 million reduction of deferred tax assets. Utilization of the remaining $12 million of net operating loss carryforwards will result in a $5 million reduction in Excess Reorganization Value.

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

The following tables summarize changes to benefit obligations, plan assets, funded status and amounts included in the accompanying balance sheets as of December 31, 1999 and 1998, in thousands:



                                                           Pension Benefits                Other Benefits
Change in benefit obligation                              1999          1998           1999              1998
-----------------------------------------------------   ---------     ---------     ---------        ---------
Benefit obligation at beginning of year .........       $ 183,014     $ 163,792    $   14,139       $   13,909
Service cost.....................................           4,172         4,047           730              739
Interest cost....................................          12,656        12,078           950            1,037
Actuarial (gain) loss............................          (8,023)       11,857          (639)            (901)
Benefits paid....................................          (9,246)       (8,760)         (632)            (645)
                                                        ---------     ---------     ---------        ---------
Benefit obligation at end of year................         182,573       183,014        14,548           14,139
                                                        ---------     ---------     ---------        ---------

Change in plan assets
-----------------------------------------------------
Fair value of assets at beginning of year........         158,684       160,770             -                -
Actual return on plan assets.....................          20,981         1,869             -                -
Employer contribution............................           8,221         4,805           632              645
Benefits paid....................................          (9,246)       (8,760)         (632)            (645)
                                                        ---------     ---------     ---------        ---------
Fair value of assets at end of year..............         178,640       158,684             -                -
                                                        ---------     ---------     ---------        ---------
Funded status....................................          (3,933)      (24,330)      (14,548)         (14,139)
Unrecognized actuarial net (gain) loss...........          10,228        25,435       (12,145)         (12,434)
                                                        ---------     ---------     ---------        ---------
Prepaid accrued benefit cost at end of year......       $   6,295     $   1,105    $  (26,693)      $  (26,573)
                                                        =========     =========     =========        =========
Amounts recognized in the
     accompanying balance sheets
-----------------------------------------------------
Prepaid benefit cost.............................       $  17,642     $  14,120     $       -         $      -
Accrued benefit liability........................         (11,347)      (17,521)      (26,693)         (26,573)
Intangible asset.................................               -                           -                -
Accumulated other comprehensive loss.............               -         4,506             -                -
                                                        ---------     ---------     ---------        ---------
Prepaid (accrued benefit cost at end of year.....       $   6,295     $   1,105     $ (26,693)       $ (26,573)
                                                        =========     =========     =========        =========

Weighted average assumptions at end of year
-----------------------------------------------------
Discount rate....................................             7.5%          7.0%          7.0%             7.0%
Expected return on plan assets...................             9.0%          9.0%  Not applicable   Not applicable
Rate of compensation increase....................             4.5%          4.5%          4.5%             4.5%

At December 31, 1997, the discount rate, expected return on plan assets and rate of compensation increase for pension benefits was 7.5%, 9.0% and 4.5%, respectively. At December 31, 1997, the discount rate and rate of compensation increase for other benefits was 7.0% and 4.5%, respectively. The rate of compensation increase is not applicable to the frozen plans. At December 31, 1999, the health care cost trend rate was assumed to increase by 7.3% for 2000 and decrease gradually to 4.0% over 7 years and remain level thereafter. At December 31, 1998, the health care cost trend rate was assumed to increase by 7.3% for 1999 and decrease gradually to 4.0% over 8 years and remain level thereafter.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $124.8 million, $114.7 million and $106.7 million, respectively, as of December 31, 1999 and $136.1 million, $122.7 million and $105.2 million, respectively, as of December 31, 1998.

The following table sets forth the net periodic benefit cost for the years ended December 31, 1999, 1998 and 1997:


                                                    Pension Benefits                            Other Benefits
                                                    ----------------                            --------------
Components of Net Periodic
Benefit Cost                                1999          1998          1997           1999          1998          1997
-------------------------------------      --------      --------      --------       --------      --------      --------
Service cost.....................          $  4,172      $  4,047      $  3,609       $    730      $    739      $    714
Interest cost....................            12,656        12,078        11,506            950         1,037         1,044
Expected return on plan assets...           (14,342)      (13,473)      (12,607)             -             -             -
Recognized net actuarial (gain) loss            544             -             -           (928)         (861)         (823)
                                           --------      --------      --------       --------      --------      --------
    Net periodic benefit cost...           $  3,030      $  2,652      $  2,508       $    752      $    915      $    935
                                           ========      ========      ========       ========      ========      ========

Assumed health care cost trend rates have a significant impact on the amounts reported for other benefits. A one-percentage point change in the assumed health care cost trend rates would have the following effects:



                                                               1-Percentage-        1-Percentage-
                                                              Point Increase       Point Decrease
                                                              --------------       ---------------
      Effect on total of service and interest cost
          components...................................          $   251,000      $     (206,000)
      Effect on postretirement benefit obligation......          $ 1,859,000      $   (1,558,000)

OTHER BENEFIT PLANS

The Company sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots' plan. The Company is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $1.4 million, $1.3 million and $1.1 million in 1999, 1998 and 1997, respectively. The Company is also required to contribute 4.0% of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $2.1 million, $2.0 million and $1.8 million in 1999, 1998 and 1997, respectively.

The Company further sponsors a profit sharing plan, which provides all employees (other than senior management) with cash bonuses if the Company achieves certain pre-tax profit levels. At December 31, 1998, the Company had provided for approximately $760,000 under the provisions of the profit sharing plan, with distribution of the amounts, as defined by the plan, made in first quarter 1999.

9. CAPITAL STOCK, WARRANTS, RIGHTS AND OPTIONS

AUTHORIZED CAPITAL STOCK

As of December 31, 1999 and 1998, the authorized capital stock of the Company consists of 60,000,000 shares of Common Stock, par value $.01 per share, and 2,000,000 shares of Special Preferred Stock, par value $.01 per share.

Under the terms of the Credit Facility, the Company is restricted from paying any cash or stock dividends. No dividends were paid by the Company in 1999 or 1998.

In March 2000, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. Under the approved stock repurchase plan, the Company may repurchase Common Stock from time to time in the open market and in private transactions. The amount and timing of any repurchases will be subject to a number of factors, including the price and availability of the Company's stock and general market conditions.

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

Stock option activity during the periods indicated is as follows:





                                                                                                 Weighted
                                                                                                average of
                                                                                                 exercise
                                                                 Shares of Common Stock          price of
                                                               Available for      Under        shares under
                                                                options           Plan             plan
                                                             ------------------------------    ---------------
Balance at December 31, 1996                                   1,618,500          774,000           $    2.36
                                                                                                    =========
     Granted
        1996 Stock Incentive Plan                               (150,000)         150,000                4.06
     Exercised
        1994 Stock Option Plan                                         -         (307,500)               1.62
     Forfeited
        1996 Stock Incentive Plan                                 72,000          (72,000)               3.56
                                                               ---------          --------
Balance at December 31, 1997                                   1,540,500          544,500           $    3.09
                                                                                                    =========
     Authorized
        1996 Stock Incentive Plan                              2,500,000                -                -
     Granted
        1996 Stock Incentive Plan                             (1,035,000)       1,035,000                3.50
        1996 Nonemployee Director Stock Option Plan              (56,000)          56,000                3.50
     Exercised
        1994 Stock Option Plan                                         -         (112,500)               1.62
     Forfeited
        1996 Stock Incentive Plan                                 28,000          (28,000)               3.56
                                                               ---------        ---------
Balance at December 31, 1998                                   2,977,500        1,495,000           $    3.49
                                                                                                    =========
     Granted
        1996 Stock Incentive Plan                               (200,000)         200,000                2.34
        1996 Nonemployee Director Stock Option Plan              (32,000)          32,000                2.31

     Forfeited
        1996 Stock Incentive Plan                                 45,000          (45,000)               3.50
        1996 Nonemployee Director Stock Option Plan               25,000          (25,000)               3.69
                                                               ---------        ---------
Balance at December 31, 1999                                   2,815,500        1,657,000           $    3.33
                                                               =========        =========           =========

As of December 31, 1999, vesting requirements and exercise periods under each respective plan are as follows:


                                            Vesting           Exercise Period
                                            -------           ---------------

         1994 Stock Option Plan           Fully vested          Through 2005

       1996 Stock Incentive Plan          Various from          Various from
                                       2000 through 2003     2000 through 2009

       1996 Nonemployee Director          Through 2000          Various from
           Stock Option Plan                                 2000 through 2009

At December 31, 1999, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $1.62 to $4.06 and 7.3 years, respectively.

At December 31, 1999, 1998 and 1997, the number of options exercisable was 646,500, 316,000 and 322,500, respectively, with weighted-average exercise prices of $3.42, $3.14 and $2.53, respectively.

The Company applies APB Opinion No. 25 in accounting for stock options. Had the Company determined compensation cost based on the fair value at the grant date of the respective options under SFAS No. 123, the Company's net income (loss) would have been reduced or increased to the pro forma amounts indicated below:


                                   1999         1998        1997
                                -------------------------------------
Net Income (Loss)
     As reported                  $(29,267)      $ 8,205    $(1,022)
     Pro forma                    $(29,933)      $ 7,146    $(1,322)

Basic earnings per share
     As reported                  $  (0.72)      $ 0.20    $ (0.03)
     Pro forma                    $  (0.73)      $ 0.17    $ (0.03)

Diluted earnings per share
     As reported                  $  (0.72)      $ 0.19    $ (0.03)
     Pro forma                    $  (0.73)      $ 0.17    $ (0.03)

The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $1.22, $1.78 and $1.81, respectively, on the date of grant using a Black Scholes option-pricing model with the following weighted-average assumptions:

                                  1999             1998              1997
                           -----------------------------------------------------
Expected dividend yield           0.0%             0.0%              0.0%
Expected volatility              34.0%             40.0%             40.0%
Risk-free interest rate      5.38% to 6.36%        5.76%        6.30% to 6.40%
Expected life                Up to 7 years     Up to 7 years     Up to 6 years


Pro forma net income (loss) reflects only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the various options' vesting periods and compensation cost for options granted prior to January 1, 1997 is not considered.

10. COMMITMENTS AND CONTINGENT LIABILITIES

AIRCRAFT COMMITMENTS

As discussed in Note 4, in September 1999, the Company announced that, subject to the negotiation and execution of a definitive agreement, it had accepted an offer from The Boeing Company ("Boeing") to purchase up to 20 Boeing 717-200 aircraft to replace its present Interisland DC-9 fleet. On December 31, 1999, the Company signed, subject to approval by the Company's Board of Directors, a definitive purchase agreement with Boeing to acquire 13 new Boeing 717-200 aircraft, with rights to purchase an additional seven aircraft. On March 2, 2000, the Company announced that the Board of Directors had approved the definitive purchase agreement with Boeing. The firm order is valued at approximately $430 million at Boeing's list price for the 717-200. The agreement provides for monthly deliveries of the thirteen 717-200 aircraft between February and December 2001, with two units to be delivered in June and September 2001. The agreement also requires the Company to fund through June 2001, a total of $20.0 million toward the acquisition of the aircraft. As of December 31, 1999, the Company had made approximately $7.2 million of these progress payments. The Company intends to use lease financing provided through Boeing upon delivery of each aircraft.

In connection with its decision to replace these aircraft, the Company performed an evaluation to determine, in accordance with SFAS No. 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts of these aircraft and the related assets. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect the fair market value as of December 31, 1999. In determining the fair market value of these assets, the Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The evaluation performed under the guidelines of SFAS No. 121 resulted in a $47 million pre-tax, non-cash impairment loss being recorded in fourth quarter 1999. The Company may incur restructuring charges throughout the year 2000 as it proceeds with its narrow-body fleet transition plan. The Company at this time cannot determine the total restructuring charges, if any, that may be incurred.

LITIGATION AND CONTINGENCIES

All claims asserted against the Company for alleged prepetition and/or administrative claims on or before the Effective Date of the Company's reorganization have been resolved utilizing reserved Common Stock shares and the Company's Chapter 11 Bankruptcy proceeding has been closed.

The Company is party to several other claims and legal actions. In 1999, the Department of Taxation of the State of Hawaii informally advised the Company that it was prepared to issue proposed tax assessment notices to the Company's lessors of DC-9 aircraft under operating leases for general excise tax liability on the lease rent paid to such lessors. Pursuant to the leases, the Company would, subject to certain defenses, including but not limited to the Company's prior discharge in bankruptcy of certain obligations, be liable to the lessors for such taxes and possibly interest and penalties thereon. In the opinion of management, an adequate reserve for this contingency has been established in the accompanying balance sheets and, after consultation with legal counsel, management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's operations or financial condition.

LOS ANGELES AIRPORT OPERATING TERMINAL

On December 1, 1985, the Company entered into an interline agreement with other airlines, which agreement was amended and restated as of September 1, 1989 for, among other things, the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport ("Facilities"). Current tenants and participating members of LAX Two Corporation (the "Corporation"), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement
Corporation under a lease agreement. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental. All leases of the Corporation are accounted for as operating leases with related future commitments as of December 31, 1999 amounting to approximately $232.9 million. Rent expense relating to these operating leases totaled $4.7 million, $4.9 million and $5.0 million in 1999, 1998 and 1997, respectively.

Member airlines pay the expenses associated with the Facilities on a prorata share basis calculated primarily upon their respective numbers of passengers utilizing the Facilities. The Company accounts for its obligation under this agreement as an operating lease and incurred $605,000, $592,000 and $338,000 of rent expense in 1999, 1998 and 1997, respectively.

11. RELIANCE ON THIRD PARTIES

The Company has entered into agreements with contractors, including American, Northwest Airlines, Inc. ("Northwest"), Continental Airlines, Inc. ("Continental") and certain other airlines, to provide certain facilities and services required for its operations, including aircraft leasing and maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training. This reliance on third parties to provide services subjects the Company to the risk that such services could be discontinued without adequate replacement services being available.

The Company leases ten DC-10 aircraft from American. American is responsible for maintenance on all but one of the Company's DC-10 aircraft (leased and owned) with the Company having access to spare parts, engines and rotables for the maintenance of these aircraft. As such, the Company does not maintain large inventories of spare engines or parts to support the operation of the DC-10 aircraft. The Company pays a minimum monthly charge for maintenance services, monthly in arrears. During 1999, the Company incurred approximately $78.5 million of lease and maintenance expenses under the American leases and aircraft maintenance agreements. Maintenance performed by American on applicable leased and owned DC-10 aircraft of the Company is subject to American's right to terminate such services at any time with 180 days prior notice. If American terminated the maintenance arrangement, the Company would have to seek an alternate source of maintenance service or undertake to maintain its DC-10s internally. No assurance can be given that the Company would be able to do so on a basis that is as cost-effective as the American maintenance arrangement.
See Notes 4 and 5.

The Company has code sharing agreements with American, American Eagle carrier Wings West Airlines, Inc., Northwest and Continental. The Company also participates in the frequent flyer programs of American, Northwest and Continental. These programs and services make the Company more competitive, but increase its reliance on third parties.

In  1999  and  1998,  one   particular   Hawaii-based   wholesaler   constituted
approximately 13% of the Company's total operating revenues. Travel agents generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies to favor another airline or to disfavor the Company could adversely affect the Company. Although management intends to continue to offer an attractive and competitive product to travel agencies and to maintain favorable relations with travel agencies, there can be no assurance that travel agencies will not disfavor the Company or favor other airlines in the future, either of which could have an adverse effect on the Company's operations and profitability.

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

13. SEGMENT INFORMATION

The Company operates as a matrix form of organization and offers only one service (i.e., air transportation), resulting in management concluding that it operates one industry segment. The Company's principal line of business, the scheduled and chartered transportation of passengers, constitutes more than 90% of its operating revenues. The following table delineates scheduled and chartered passenger revenue of the Company, in thousands:




                               1999        1998        1997
                           ------------------------------------

     Transpac                 $236,234    $196,670    $180,424
     Interisland               144,131     138,614     132,626
     Southpac                   19,886      18,961      19,104
     Overseas Charter           46,570      35,742      37,172
                              --------    --------    --------
                              $446,821    $389,987    $369,326
                              ========    ========    ========

Hawaiian Airlines, Inc.
Supplemental Financial Information
Unaudited Quarterly Financial Information (in thousands, except for per share data)

                                                         First Quarter  Second Quarter   Third Quarter Fourth Quarter
-----------------------------------------------------------------------------------------------------------------------
1999:*
     Operating revenues                                    $109,675          $121,973       $134,826        $122,403
     Operating income (loss)                                  1,139             4,008          6,925         (52,609)
     Net income (loss)                                         (169)            1,708          3,382         (34,188)
     Net income (loss) per Common Stock share
         Basic                                                   --              0.04           0.08           (0.83)
         Diluted                                                 --              0.04           0.08           (0.83)

                                                         First Quarter  Second Quarter   Third Quarter Fourth Quarter
-----------------------------------------------------------------------------------------------------------------------
1998:
     Operating revenues                                    $100,245          $109,003       $115,532        $101,635
     Operating income (loss)                                 (1,918)            6,063         11,510           1,750
     Net income (loss)                                       (1,100)            2,940          6,134             231
     Net income (loss) per Common Stock share
         Basic                                                (0.03) **          0.07 **        0.15 **         0.01
         Diluted                                              (0.03) **          0.07 **        0.15 **         0.01

* During fourth quarter of 1999, the Company changed its method of accounting for the sale of mileage credits under its frequent flyer program. Therefore, effective January 1, 1999, the Company recorded a $772,000 cumulative effect of a change in accounting principle, net of tax, and has restated the quarterly information for 1999 presented herein.

** Includes shares reserved for issuance under the consolidated Plan of Reorganization dated September 21, 1993, as amended.

Hawaiian Airlines, Inc.
Selected Financial and Statistical Data (in thousands)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                     1999         1998          1997        1996         1995
                                                                   ---------    ---------    ---------    ---------    ---------
Summary of Operations:

     Operating revenues ........................................   $ 488,877    $ 426,415    $ 404,216    $ 384,473    $ 346,904

     Operating expenses ........................................     529,414      409,010      401,714      382,446      348,805
                                                                   ---------    ---------    ---------    ---------    ---------

     Operating income (loss) ...................................     (40,537)      17,405        2,502        2,027       (1,901)

     Interest expense, net .....................................      (1,071)        (403)        (394)      (2,432)      (3,579)

     Gain (loss) on disposition of equipment ...................      (1,013)        (831)        (140)        (729)        (233)

     Other, net ................................................       2,708         (163)        (820)        (297)         207
                                                                   ---------    ---------    ---------    ---------    ---------
     Income (loss) before income taxes, extraordinary items and
         cumulative effect of change in accounting principle ...     (39,913)      16,008        1,148       (1,431)      (5,506)

     Income taxes ..............................................      11,418       (7,803)      (1,720)        (868)        --
                                                                   ---------    ---------    ---------    ---------    ---------
     Net income (loss) before extraordinary items and cumulative
         effect of change in accounting principle ..............     (28,495)       8,205         (572)      (2,299)      (5,506)

     Extraordinary items, net of income taxes ..................        --           --           --            766         --
                                                                   ---------    ---------    ---------    ---------    ---------
     Net income (loss) before cumulative effect of change in
         accounting principle ..................................     (28,495)       8,205         (572)      (1,533)      (5,506)
     Cumulative effect of change in accounting principle, net of
         income taxes ..........................................        (772)        --           (450)        --           --
                                                                   ---------    ---------    ---------    ---------    ---------
     Net income (loss) .........................................   $ (29,267)   $   8,205    $  (1,022)   $  (1,533)   $  (5,506)
                                                                   =========    =========    =========    =========    =========

Hawaiian Airlines, Inc.
Selected Financial and Statistical Data (in thousands, except per share data) (continued)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                     1999       1998         1997        1996        1995
                                                                -------------------------------------------------------------------
Net Income (Loss) per Common Stock Share:
Basic
     Before extraordinary items and  cumulative effect of
         change in accounting principle .....................   $   (0.70)   $    0.20   $   (0.02)   $   (0.08)   $   (0.59)
     Extraordinary items, net ...............................        --           --          --           0.03         --
     Cumulative effect of change in accounting principle, net       (0.02)        --         (0.01)        --           --
                                                                ---------    ---------   ---------    ---------    ---------
     Net income (loss) per Common Stock share ...............   $   (0.72)   $    0.20   $   (0.03)   $   (0.05)   $   (0.59)
                                                                =========    =========   =========    =========    =========
Diluted
     Before extraordinary items and  cumulative effect of
         change in accounting principle .....................   $   (0.70)   $    0.19   $   (0.02)   $   (0.08)   $   (0.59)
     Extraordinary items, net ...............................        --           --          --           0.03         --
     Cumulative effect of change in accounting principle, net       (0.02)        --         (0.01)        --           --
                                                                ---------    ---------   ---------    ---------    ---------
     Net income (loss) per Common Stock share ...............   $   (0.72)   $    0.19   $   (0.03)   $   (0.05)   $   (0.59)
                                                                =========    =========   =========    =========    =========

Weighted Average Shares Outstanding:
     Basic ..................................................      40,997       40,921*     40,361*      29,032*       9,400*
     Diluted ................................................      40,997       42,205*     40,361*      29,032*       9,400*

Shareholders' Equity Per Share (Without Dilution) ...........   $    1.61    $    2.22   $    2.12    $    2.11    $    3.10
Shares Outstanding at End of Period .........................      40,997       40,997*     40,889*      39,262*       9,400*

Balance Sheet Items:
     Total assets ...........................................   $ 239,137    $ 221,911   $ 200,824    $ 196,289    $ 161,640
     Property and equipment, net ............................      65,272       84,922      66,243       45,794       41,391
     Long-term debt, excluding current portion ..............      23,858       14,454       3,991        6,353        5,523
     Capital lease obligations, excluding current portion ...       2,790        5,966      10,580        7,387       10,102
     Shareholders' equity ...................................      66,126       90,887      86,873       82,873       29,178

* Includes shares reserved for issuance under the Consolidated Plan of Reorganization dated September 21, 1993, as amended.

Hawaiian Airlines, Inc.
Selected Financial and Statistical Data (in thousands, except as otherwise indicated) (unaudited) (continued)
----------------------------------------------------------------------------------------------------------------------------------

                                                1999            1998            1997                 1996          1995
----------------------------------------------------------------------------------------------------------------------------------
Scheduled Operations:
     Revenue passengers .................       5,425             5,010          4,964            4,971                4,781

     Revenue passenger miles ............   4,076,576         3,649,024      3,479,056        3,324,005            3,171,366

     Available seat miles ...............   5,468,589         4,940,001      4,699,609        4,571,955            4,238,319

     Passenger load factor ..............        74.5%             73.9%          74.0%            72.7%                74.8%
     Passenger revenue per passenger mile         9.8(cent)         9.7(cent)      9.5(cent)        9.8(cent)            9.4(cent)

Overseas Charter Operations:
     Revenue passengers .................         283               250            253              190                  155
     Revenue passenger miles ............     803,524           689,578        683,384          515,982              425,797

     Available seat miles ...............     852,155           733,735        739,619          528,787              439,142


Total Operations:
     Revenue passengers .................       5,708             5,260          5,217            5,161                4,936
     Revenue passenger miles ............   4,880,100         4,338,602      4,162,440        3,839,987            3,597,163
     Available seat miles ...............   6,320,744         5,673,736      5,439,228        5,100,742            4,677,461

     Passenger load factor ..............        77.2%             76.5%          76.5%            75.3%                76.9%
     Revenue Per ASM ....................        7.73(cent)        7.52(cent)     7.43(cent)       7.54(cent)           7.42(cent)
     Cost Per ASM .......................        8.38(cent)        7.21(cent)     7.39(cent)       7.50(cent)           7.46(cent)

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Hawaiian Airlines, Inc.:

We  have  audited  the  financial  statements  of  Hawaiian  Airlines, Inc. (the
"Company") as of December 31, 1999, and for the year ended December 31, 1999, and have issued our report thereon dated March 21, 2000 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule for the year ended December 31, 1999 listed in item 14(a)(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ ERNST & YOUNG LLP
Honolulu, Hawaii
March 21, 2000

                                      S-1a

                    Independent Auditors' Report On Schedule

The Board of Directors
Hawaiian Airlines, Inc.:

Under date of March 11, 1999, we reported on the balance sheet of Hawaiian Airlines, Inc. as of December 31, 1998, and the related statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 1998, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule of Hawaiian Airlines, Inc. for the two-year period ended December 31, 1998. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP
Honolulu, Hawaii
March 11, 1999


                                      S-1b

Hawaiian Airlines, Inc.
Valuation and Qualifying Accounts (in thousands)
Years Ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------------------------------

                       COLUMN A                           COLUMN B               COLUMN C            COLUMN D     COLUMN E
                                                                                ADDITIONS
                                                                      ------------------------------
                                                                            (1)             (2)
                                                         Balance at      Charged to     Charged to                Balance
                                                          Beginning      Costs and         Other                   at End
                      Description                          of Year        Expenses       Accounts   Deductions    of Year
----------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:

     1999                                                     $   500        1,060          -      1,060 (a)        $   500
                                                        ====================================================================

     1998                                                     $   500          350          -        350 (a)        $   500
                                                        ====================================================================

     1997                                                     $   500          456          -        456 (a)        $   500
                                                        ====================================================================

Allowance for Obsolescence of Flight Equipment
     Expendable Parts and Supplies:

     1999                                                     $   120            -          -              -        $   120
                                                        ====================================================================

     1998                                                     $   120            -          -              -        $   120
                                                        ====================================================================

     1997                                                     $   315            -          -        195 (b)        $   120
                                                        ====================================================================

(a)      Doubtful accounts written off, net of recoveries

(b)      Obsolete parts and supplies written off