Form 10-Q
period 2000-03-31
HAWAIIAN AIRLINES INC/HI
filed 2000-05-04
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

As of May 1, 2000, 40,859,635 shares of Common Stock were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

                                                                               MARCH 31,        DECEMBER 31,
                                                                                 2000               1999
------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ........................................        $  81,958         $  63,631
    Accounts receivable, net .........................................           23,330            24,921
    Inventories, net .................................................           13,376            13,965
    Deferred tax assets, net .........................................            9,625             9,625
    Prepaid expenses and other .......................................            7,805             6,521
                                                                              ---------         ---------
        TOTAL CURRENT ASSETS .........................................          136,094           118,663
                                                                              ---------         ---------

Property and equipment, less accumulated depreciation and
    amortization of $15,653 and $12,541 in 2000 and 1999, respectively           66,021            65,272
Deferred tax assets, net .............................................           14,500            12,375
Other assets .........................................................            9,313             8,930
Reorganization value in excess of amounts
    allocable to identifiable assets, net ............................           33,320            33,897
                                                                              ---------         ---------
        TOTAL ASSETS .................................................        $ 259,248         $ 239,137
                                                                              =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt ................................        $   3,561         $   3,853
    Current portion of capital lease obligations .....................            1,462             3,379
    Accounts payable .................................................           40,295            41,864
    Air traffic liability ............................................           76,815            50,426
    Accrued liabilities ..............................................           22,468            20,920
                                                                              ---------         ---------
        TOTAL CURRENT LIABILITIES ....................................          144,601           120,442
                                                                              ---------         ---------

Long-Term Debt .......................................................           23,621            23,858
Capital Lease Obligations ............................................            2,603             2,790
Other Liabilities and Deferred Credits ...............................           24,895            25,921

SHAREHOLDERS' EQUITY:
    Common and Special Preferred Stock ...............................              410               410
    Capital in excess of par value ...................................           99,418            99,418
    Warrants .........................................................            3,153             3,153
    Notes receivable from Common Stock sales .........................           (1,581)           (1,581)
    Accumulated deficit ..............................................          (37,872)          (35,274)
                                                                              ---------         ---------

        SHAREHOLDERS' EQUITY .........................................           63,528            66,126
                                                                              ---------         ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................        $ 259,248         $ 239,137
                                                                              =========         =========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                   -------------------------------
                                                                      2000              1999
--------------------------------------------------------------------------------------------------

OPERATING REVENUES:
    Passenger ..............................................        $ 104,430         $  90,486
    Charter ................................................           20,171            10,187
    Cargo ..................................................            6,446             5,135
    Other ..................................................            4,986             3,867
                                                                    ---------         ---------
        TOTAL ..............................................          136,033           109,675
                                                                    ---------         ---------

OPERATING EXPENSES:
    Wages and benefits .....................................           38,910            32,989
    Aircraft fuel, including taxes and oil .................           28,146            13,819
    Maintenance materials and repairs ......................           28,294            23,760
    Rentals and landing fees ...............................            8,923             7,420
    Sales commissions ......................................            2,358             3,414
    Depreciation and amortization ..........................            3,932             3,596
    Other ..................................................           29,925            23,538
                                                                    ---------         ---------
        TOTAL ..............................................          140,488           108,536
                                                                    ---------         ---------

OPERATING INCOME (LOSS) ....................................           (4,455)            1,139
                                                                    ---------         ---------

NONOPERATING INCOME (EXPENSE):
    Interest expense, net ..................................               72              (229)
    Loss on disposition of equipment .......................             (153)             (420)
    Other, net .............................................             (187)              648
                                                                    ---------         ---------
        TOTAL ..............................................             (268)               (1)
                                                                    ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES
     AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE           (4,723)            1,138

INCOME TAX (PROVISION) BENEFIT .............................            2,125              (535)
                                                                    ---------         ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE .....................           (2,598)              603

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
    NET OF INCOME TAXES ....................................                -              (772)
                                                                    ---------         ---------

NET INCOME (LOSS) ..........................................           (2,598)             (169)

OTHER COMPREHENSIVE INCOME (LOSS) ..........................                -                 -
                                                                    ---------         ---------

COMPREHENSIVE INCOME (LOSS) ................................        $  (2,598)        $    (169)
                                                                    =========         =========

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       --------------------------------
                                                                           2000              1999
-------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON STOCK SHARE:
    BASIC
        Before Cumulative Effect of Change in Accounting Principle       $  (0.06)       $     0.01
        Cumulative Effect of Change in Accounting Principle,
           Net of Income Taxes ...................................              -             (0.02)
                                                                          -------        ----------
    NET INCOME (LOSS) PER COMMON STOCK SHARE .....................       $  (0.06)       $    (0.01)
                                                                         ========        ==========

    DILUTED
        Before Cumulative Effect of Change in Accounting Principle       $  (0.06)       $     0.01
        Cumulative Effect of Change in Accounting Principle,
           Net of Income Taxes ...................................              -             (0.02)
                                                                         --------        ----------
    NET INCOME (LOSS) PER COMMON STOCK SHARE .....................       $  (0.06)       $    (0.01)
                                                                         ========        ==========

WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES OUTSTANDING:
    BASIC AND DILUTED ............................................         40,997            40,997
                                                                         ========        ==========

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         -------------------------------
                                                                             2000             1999
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...........................................        $ (2,598)        $   (169)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation ............................................           2,515            2,436
         Amortization ............................................           1,417            1,160
         Net periodic postretirement benefit cost ................             280              188
         Loss on disposition of equipment ........................             153              420
         Decrease (increase) in accounts receivable ..............           1,591           (2,980)
         Decrease (increase) in inventories ......................             589           (1,298)
         Decrease (increase) in prepaid expenses..................          (1,284)             416
         Increase in deferred tax assets .........................          (2,125)               -
         Increase (decrease) in accounts payable .................          (1,569)           5,347
         Increase air traffic liability ..........................          26,389            3,860
         Increase in accrued liabilities .........................           1,548            3,517
         Other, net ..............................................          (2,124)            (605)
                                                                          --------         --------

             NET CASH PROVIDED BY OPERATING ACTIVITIES ...........          24,782           12,292
                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ..........................          (1,514)         (14,636)
     Progress payments on flight equipment .......................          (2,313)               -
     Net proceeds from disposition of equipment ..................               5              190
                                                                          --------         --------

             NET CASH USED IN INVESTING ACTIVITIES ...............          (3,822)         (14,446)
                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt ..................................             232            8,531
     Repayment of long-term debt .................................            (761)            (573)
     Repayment of capital lease obligations ......................          (2,104)          (1,121)
                                                                          --------         --------

             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .          (2,633)           6,837
                                                                          --------         --------

             NET INCREASE IN CASH AND CASH
                 EQUIVALENTS .....................................          18,327            4,683

Cash and cash equivalents - Beginning of Period ..................          63,631           31,011
                                                                          --------         --------

CASH AND CASH EQUIVALENTS - END OF PERIOD ........................        $ 81,958         $ 35,694
                                                                          ========         ========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.
STATISTICAL DATA (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                          ------------------------------------
                                                               2000                 1999
----------------------------------------------------------------------------------------------

SCHEDULED OPERATIONS:
     Revenue passengers flown .....................            1,407             1,295
     Revenue passenger miles ("RPM") ..............          978,872           898,305
     Available seat miles ("ASM") .................        1,407,308         1,255,333
     Passenger load factor ........................             69.6%             71.6%
     Passenger revenue per passenger mile ("Yield")             10.7 CENTS        10.1 CENTS

OVERSEAS CHARTER OPERATIONS:
     Revenue passengers flown .....................               96                69
     RPM ..........................................          298,724           192,457
     ASM ..........................................          319,025           198,787

TOTAL OPERATIONS:
     Revenue passengers flown .....................            1,503             1,364
     RPM ..........................................        1,277,596         1,090,762
     ASM ..........................................        1,726,333         1,454,120
     Revenue per ASM ..............................             7.88 CENTS        7.54 CENTS
     Cost per ASM .................................             8.14 CENTS        7.46 CENTS

HAWAIIAN AIRLINES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. BUSINESS AND BASIS OF PRESENTATION

Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and is the largest airline headquartered in Hawaii based on operating revenues. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average and depending on seasonality, approximately 175 flights per day with daily service from Hawaii, principally Honolulu to Las Vegas, Nevada and the four key United States ("U.S.") West Coast gateway cities of Los Angeles and San Francisco, California, Seattle, Washington and Portland, Oregon ("Transpac"), daily service among the six major islands of the State of Hawaii ("Interisland") and twice weekly service to Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("Southpac"). The Company also provides charter service from Honolulu to Las Vegas and Anchorage, Alaska and from Los Angeles to Papeete, Tahiti ("Overseas Charter"). The Company operates a fleet consisting of DC-9 aircraft and DC-10 aircraft.

In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and statements of cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") as of March 31, 2000 and December 31, 1999. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1999.

2. INCOME TAXES

The Company's reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly different than the current United States ("U.S.") corporate statutory rate of 35.0%. The Company presently expects that its full year 2000 results will require a provision for income taxes.

3. FREQUENT FLYER PROGRAM

The Company sells mileage credits to participating partners such as hotels, car rental agencies and credit card companies. During 1999, as promulgated by the Securities and Exchange Commissions' Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company changed the method it uses to account for the sale of these mileage credits. This change, applied retroactively to January 1, 1999, totaled approximately $772,000, net of income tax benefit of approximately $515,000 and is reflected as a cumulative effect of change in accounting principle in the accompanying condensed statements of operations. This change also decreased the Company's income before cumulative effect of change in accounting principle for the three months ended March 31, 1999 by $177,000. Under the new accounting method, revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Previously, the resulting revenue was recorded in the period in which the credits were sold. The quarterly information for 1999 presented herein reflects this change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, including certain statements contained in this report that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings. Forward-looking statements involve risks and uncertainties that may impact the actual results of operations. Although the Company believes that the assumptions on which any forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part I, Item I, Business of the Company's Form 10-K Annual Report for the year ended December 31, 1999 and heretofore, as well as those discussed elsewhere in this Form 10-Q. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this cautionary statement.

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

                              RESULTS OF OPERATIONS

In first quarter 2000, the Company incurred operating and net losses of $4.5 million and $2.6 million, respectively. Quarter over quarter, operating revenues increased by $26.4 million, primarily due to a $23.9 million increase in scheduled and chartered passenger revenues. First quarter 2000 operating revenues were impacted favorably as (1) the Company continued to experience the effects of particular pricing and growth strategies implemented in 1999 which principally introduced higher fares and additional capacity and services into the Company's Transpac, Interisland and Overseas Charter products and (2) preliminary statistics from the Hawaii Visitors & Convention Bureau ("HVCB") revealed that quarter over quarter, visitor arrivals to the State of Hawaii increased by 1.7%. Quarter over quarter, a 4.8% increase in domestic arrivals, or those visitors arriving aboard flights from the continental U.S., was offset by a 2.4% decrease in international arrivals, or visitors arriving aboard flights from foreign countries. Operating expenses also increased by $32.0 million quarter over quarter, however as the cost of aircraft fuel, consistent with that of all oil derivative products, trended upward throughout first quarter 2000 and labor, maintenance and general administrative expenses were influenced by the aforementioned growth strategies initiated in 1999.

The following table compares first quarter 2000 operating passenger revenues and statistics to those in first quarter 1999, in thousands, except as otherwise indicated:

                                                 Three Months Ended
                                                      March 31,
Operating Passenger Revenues               -----------------------------          Increase
and Statistics                                2000                1999           (Decrease)            %
------------------------------------------------------------------------         -------------------------

Scheduled:
    Passenger revenues ............        $  104,430         $   90,486         $   13,944           15.4
    Revenue passengers flown ......             1,407              1,295                112            8.7
    RPM ...........................           978,872            898,305             80,567            9.0
    ASM ...........................         1,407,308          1,255,333            151,975           12.1
    Passenger load factor .........              69.6%              71.6%              (2.0)          (2.8)
    Yield .........................              10.7 CENTS         10.1 CENTS          0.6 CENTS      5.9

Overseas Charter:
    Passenger revenues ............        $   20,171         $   10,187         $    9,984           98.0
    Revenue passengers flown ......                96                 69                 27           39.1
    RPM ...........................           298,724            192,457            106,267           55.2
    ASM ...........................           319,025            198,787            120,238           60.5

Total Operations:
    Passenger revenues ............        $  124,601         $  100,673         $   23,928           23.8
    Revenue passengers flown ......             1,503              1,364                139           10.1
    RPM ...........................         1,277,596          1,090,762            186,834           17.1
    ASM ...........................         1,726,333          1,454,120            272,213           18.7


Passenger revenues totaled $104.4 million during first quarter 2000, an increase of $13.9 million or 15.4% over first quarter 1999. Significant period to period variances were as follows:

As mentioned above, due to higher fares and increased capacity, the Company experienced increases in its Transpac and Interisland passenger revenues of $8.5 million and $5.5 million, respectively. Transpac revenue passengers flown and yield increased by 9% and 6%, respectively. Similarly, Interisland revenue passengers flown and yield increased by 9% and 6%, respectively.

Overseas charter revenues increased by $10.0 million or 98.0% as first quarter 2000 included a full quarter's revenue for the Renaissance Cruise charter flights between Los Angeles and Papeete, Tahiti which commenced in August 1999.

The following table compares operating expenses per ASM for first quarter 2000 with first quarter 1999 by major category:

                                                      Three Months Ended
                                                            March 31,
                                                     --------------------        Increase
Operating Expenses Per ASM                              2000        1999        (Decrease)        %
-------------------------------------------------------------------------       -----------------------

Wages and benefits ..........................          2.25 CENTS    2.27 CENTS   (0.02) CENTS   (0.9)
Aircraft fuel, including taxes and oil ......          1.63          0.95          0.68          71.6
Maintenance materials and repairs ...........          1.64          1.63          0.01           0.6
Rentals and landing fees ....................          0.52          0.51          0.01           2.0
Sales commissions ...........................          0.14          0.23         (0.09)        (39.1)
Depreciation and amortization ...............          0.23          0.25         (0.02)         (8.0)
Other .......................................          1.73          1.62          0.11           6.8
                                                       ----          ----          ----          ----
           Total ............................          8.14 CENTS    7.46 CENTS    0.68 CENTS     9.1
                                                       ====          ====          ====          ====


All fluctuations in operating expenses were affected by an overall increase in ASM of approximately 18.7% quarter over quarter. Significant period to period variances were as follows:

Wages and benefits decreased by 0.02 CENTS as the dilutive effect of increased ASMs quarter over quarter offset the increase in wages and benefits of $5.9 million or 17.9%. A majority of the increase is attributable to (1) a 3% wage increase effective January 1, 2000 and (2) increased flying in first quarter 2000 compared to first quarter 1999. Additional labor costs, taxes and benefits related to increased flight activity approximated $5.6 million.

Aircraft fuel cost, including taxes and oil ("Aircraft Fuel Cost") increased in first quarter 2000 over first quarter 1999 by $14.3 million or 103.7%. The average cost of aircraft fuel per gallon of 84.1 CENTS, including taxes and the effects of the Company's fuel hedging derivative program, increased by
34.2 CENTS or 68.4% in first quarter 2000. The Company also consumed 5.9 million or 21.4% more gallons in first quarter 2000. The Company anticipates high aircraft fuel prices for the foreseeable future. For the month ended March 31, 2000, the Company's average cost per gallon was 89.6 CENTS. A one-cent change in the cost per gallon of fuel has an impact on the Company's operating expenses of approximately $101,000 per month (based on 1999 consumption). Significant changes in fuel costs or continuation of high current fuel prices will materially affect the Company's operating results.


Maintenance materials and repairs increased by approximately $4.5 million or 19.1% quarter over quarter, primarily due to $3.9 million more in DC-10 maintenance expense, the result of increases in the number of DC-10 aircraft used and hours flown.

Rentals and landing fees in first quarter 2000 increased by $1.5 million or 20.3% when compared to first quarter 1999. The increase is principally due to $1.1 million of additional landing fees as the two-year moratorium placed on landing fees at all airports in the State of Hawaii ended on September 1, 1999.

Other operating expenses increased by $6.4 million or 27.0% in first quarter 2000 versus first quarter 1999. The increase is due to a combination of additional expenses incurred in first quarter 2000 including (1) $1.4 million or 18.1% of aircraft service related expenses; (2) $1.3 million or 44.7% in passenger food and beverage; (3) $1.0 million or 20.6% in advertising, promotion and reservation costs; and (4) $2.6 million or 33.6% in general and administrative expenses, including professional and legal fees.

                                    AIRCRAFT

On December 31, 1999, the Company signed, subject to approval by the Company's Board of Directors, a definitive purchase agreement with The Boeing Company ("Boeing") to acquire 13 new Boeing 717-200 aircraft, with rights to purchase an additional seven aircraft. On March 2, 2000, the Company announced that the Company's Board of Directors had approved the definitive purchase agreement with Boeing. The firm order is valued at approximately $430 million at Boeing's list price for the 717-200. The agreement provides for monthly deliveries of the thirteen 717-200 aircraft between February and December 2001, with two units to be delivered in each of June and September 2001. The agreement also requires the Company to fund through June 2001, a total of $20 million toward the acquisition of the aircraft. As of March 31, 2000, the Company had made approximately $9.5 million of these progress payments. The Company intends to use lease financing provided through Boeing upon delivery of each aircraft.

The Company currently utilizes 15 DC-9-50 aircraft to service its Interisland routes. The 717s (a) have the same Type Rating as the DC-9, allowing easier maintenance and crew training transitioning; (b) seat eight passengers in first class and 115 in coach; (c) utilize twin BMW Rolls-Royce BR715 engines that generate emissions 60% below existing federal standards; and (d) meet federal Stage 3 and proposed Stage 4, as currently defined, requirements. The 717s are reported to be 25% more fuel-efficient and less costly to maintain than the Company's current DC-9-50 fleet.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash and liquid short-term investment securities on hand at March 31, 2000 of $82.0 million, internally generated funds and a credit facility with total availability of $9.0 million as of March 31, 2000 with aggregate term loans and letters of credit outstanding in the amounts of $5.8 million and $3.2 million, respectively. The Company will continue to consider various borrowing or leasing options to supplement its cash requirements.

Cash and cash equivalents for the three-month period ending March 31, 2000 increased by $18.3 million. Operating activities for first quarter 2000 provided $24.8 million in cash and cash equivalents, primarily due to a $26.4 million increase in air traffic liability. The Company experienced an improvement in the mix of its advance bookings and increased sales from all of its major internal, wholesale and retail distribution channels. In addition to $2.3 million in required progress payments made to Boeing as discussed above, the Company expended $1.5 million for capital expenditures in first quarter 2000. The Company plans for approximately $27.7 million in capital expenditures for 2000.

                        DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes heating oil forward contracts to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. When fully implemented, the Company plans to employ a strategy whereby heating oil contracts are used to cover approximately 50% of the Company's anticipated aircraft fuel needs on a rolling six-month basis. At March 31, 2000, the Company held petroleum forward contracts to purchase 669,000 barrels of heating oil in the aggregate amount of $17.4 million through July 2000. These forward contracts represented approximately 40% of the Company's anticipated aircraft fuel needs for the next six months. A realized net gain on liquidated contracts amounting to $1.8 million is included as a component of Aircraft Fuel Cost for the quarter ended March 31, 2000.

                                STOCK REPURCHASES

In March 2000, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. Under the approved stock repurchase plan, the Company may repurchase Common Stock from time to time in the open market and in private transactions. The amount and timing of any repurchases is subject to a number of factors, including the "trading practices rules" promulgated under the Securities Exchange Act of 1934, the price and availability of the Company's stock and general market conditions.

While no repurchases were made in first quarter 2000, in April 2000, 137,700 shares of Common Stock had been repurchased by the Company for approximately $316,000.

                                    EMPLOYEES

The majority of Hawaiian Airlines' employees are covered by labor agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM"), the Air Line Pilots Association International ("ALPA"), the Association of Flight Attendants ("AFA"), the Transport Workers Union and the Communications Section Employees Union with the amendable date of all five contracts being February 28, 2000. As of the date of this report, the Company had commenced discussions with the IAM, ALPA and AFA. Management cannot currently estimate the timeframe or results of the ensuing discussions. There can be no assurance that the discussions will result in favorable agreement and ratification between the Company and each labor group. Should the Company and the labor groups reach an impasse, the Company could be adversely affected.


                               DEFERRED TAX ASSETS

As of March 31, 2000, the Company had net deferred tax assets aggregating $24.1 million based on gross deferred tax assets of $54.7 million less a valuation allowance of $18 million and deferred tax liabilities of $12.6 million. Utilization of these deferred tax assets are predicated on the Company being profitable in future years. The Company will continually assess the adequacy of its financial performance in determination of its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company's income tax provision.

             INFORMATION TECHNOLOGY SYSTEMS AND IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its efforts to be Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed in 1999 approximately $1 million in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to certain market risks related to its aircraft fuel. Refer to DERIVATIVE FINANCIAL INSTRUMENTS as described above for further discussion on aircraft fuel and related financial instruments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        No material developments in matters previously reported or reportable events arising in the three months ended March 31, 2000 were noted.

ITEM 2. CHANGES IN SECURITIES.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

            Exhibit 10.1 Further Letter Agreements relating to Purchase Agreement Number 2252 filed as exhibit 10(11) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999:
                           (a) Supplemental Agreement No.1;
                           (b) Other Matters.

            Exhibit 27     Financial Data Schedule.

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HAWAIIAN AIRLINES, INC.


MAY 4, 2000                                 By  /s/ JOHN L. GARIBALDI
                                                ----------------------
                                                John L. Garibaldi
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)