Form 10-Q
period 2000-06-30
HAWAIIAN AIRLINES INC/HI
filed 2000-08-10
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000


              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from_____ to_____

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                       /X/      Yes     / / No



As of August 1, 2000, 39,820,735 shares of Common Stock shares were outstanding.

                          PART I. FINANCIAL INFORMATION

     ITEM 1.          FINANCIAL STATEMENTS

     HAWAIIAN AIRLINES, INC.
     CONDENSED BALANCE SHEETS
     (IN THOUSANDS)

                                                                                             (UNAUDITED)
                                                                                               JUNE 30,         DECEMBER 31,
                                                                                                 2000               1999
     -------------------------------------------------------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS:
         Cash and cash equivalents..........................................................      $ 92,272           $ 63,631
         Accounts receivable, net...........................................................        29,352             24,921
         Inventories, net...................................................................        12,751             13,965
         Deferred tax assets, net...........................................................         9,625              9,625
         Prepaid expenses and other.........................................................        10,827              7,671
                                                                                            ---------------    ---------------
             TOTAL CURRENT ASSETS...........................................................       154,827            119,813
                                                                                            ---------------    ---------------

     Property and equipment, less accumulated depreciation and
         amortization of $18,876 and $12,541 in 2000 and 1999, respectively.................        85,976             65,272
     Deferred tax assets, net...............................................................        10,724             12,375
     Other assets...........................................................................         6,686              7,780
     Reorganization value in excess of amounts
         allocable to identifiable assets, net ("Excess Reorganization Value")..............        32,744             33,897
                                                                                            ---------------    ---------------

             TOTAL ASSETS...................................................................      $290,957           $239,137
                                                                                            ===============    ===============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
         Current portion of long-term debt..................................................      $  3,389           $  3,853
         Current portion of capital lease obligations.......................................           809              3,379
         Accounts payable...................................................................        43,379             41,864
         Accrued liabilities................................................................        23,079             20,920
         Air traffic liability..............................................................        91,423             50,426
                                                                                            ---------------    ---------------
             TOTAL CURRENT LIABILITIES......................................................       162,079            120,442
                                                                                            ---------------    ---------------

     Long-Term Debt.........................................................................        38,907             23,858
     Capital Lease Obligations..............................................................         2,413              2,790
     Other Liabilities and Deferred Credits.................................................        24,506             25,921

     SHAREHOLDERS' EQUITY:
         Common and Special Preferred Stock.................................................           410                410
         Capital in excess of par value.....................................................        97,481             99,418
         Warrants...........................................................................             -              3,153
         Notes receivable from Common Stock sales...........................................        (1,584)            (1,581)
         Accumulated deficit................................................................       (33,255)           (35,274)
                                                                                            ---------------    ---------------

             SHAREHOLDERS' EQUITY...........................................................        63,052             66,126
                                                                                            ---------------    ---------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................      $290,957           $239,137
                                                                                            ===============    ===============

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

     HAWAIIAN AIRLINES, INC.
     CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
     (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                        --------------------------------------------------------------------------
                                                            2000               1999                 2000                   1999
----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
    Passenger......................................$     122,011      $     101,581         $    226,441           $    192,067
    Charter........................................       20,136              9,663               40,307                 19,850
    Cargo..........................................        7,026              5,912               13,472                 11,047
    Other..........................................        5,384              4,817               10,370                  8,684
                                                   --------------     --------------        -----------------      -------------
        TOTAL......................................      154,557            121,973              290,590                231,648
                                                   --------------     --------------        -----------------      --------------

OPERATING EXPENSES:
    Wages and benefits.............................       39,371             34,486               78,282                 67,476
    Aircraft fuel, including taxes and oil.........       28,759             17,473               56,905                 31,259
    Maintenance materials and repairs..............       30,415             24,542               58,709                 48,302
    Rentals and landing fees.......................        9,837              7,227               18,760                 14,647
    Sales commissions..............................        3,196              3,625                5,554                  7,039
    Depreciation and amortization..................        4,057              4,210                7,989                  7,806
    Other..........................................       31,413             26,402               61,338                 49,972
                                                   --------------     --------------        -------------          -------------
        TOTAL......................................      147,048            117,965              287,537                226,501
                                                   --------------     --------------        -------------          -------------

OPERATING INCOME...................................        7,509              4,008                3,053                  5,147
                                                   --------------     --------------        -------------          -------------

NONOPERATING EXPENSE:
    Interest expense, net..........................          379               (429)                 451                   (658)
    Loss on disposition of equipment...............          (26)              (363)                (179)                  (783)
    Other, net.....................................          533                (26)                 346                    622
                                                   --------------     --------------        -------------          -------------
        TOTAL......................................          886               (818)                 618                   (819)
                                                   --------------     --------------        -------------          -------------

INCOME BEFORE INCOME TAXES.........................        8,395              3,190                3,671                  4,328

INCOME TAX PROVISION...............................       (3,777)            (1,482)              (1,652)                (2,017)
                                                   --------------     --------------        -------------          -------------

INCOME BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE.............        4,618              1,708                2,019                  2,311

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
    NET OF INCOME TAXES............................            -                  -                    -                   (772)
                                                   --------------     --------------        -------------          -------------

NET INCOME.........................................        4,618              1,708                2,019                  1,539

OTHER COMPREHENSIVE INCOME (LOSS)..................            -                  -                    -                      -
                                                   --------------     --------------        -------------          -------------

COMPREHENSIVE INCOME...............................$       4,618      $       1,708         $      2,019           $      1,539
                                                   ==============     ==============        =============          =============

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

     HAWAIIAN AIRLINES, INC.
     CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                 JUNE 30,                          JUNE 30,
                                                                     --------------------------------------------------------------
                                                                         2000               1999             2000            1999
     ------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON STOCK SHARE:
    BASIC
        Before Cumulative Effect of Change in Accounting Principle.. $    0.11          $    0.04        $    0.05        $   0.06
        Cumulative Effect of Change in Accounting Principle,
           Net of Income Taxes.......................................        -                  -                -           (0.02)
                                                                     ---------          ---------        ---------        --------

    NET INCOME PER COMMON STOCK SHARE............................... $    0.11          $    0.04        $    0.05        $   0.04
                                                                     =========          =========        =========        ========

    DILUTED
        Before Cumulative Effect of Change in Accounting Principle.. $    0.11          $    0.04        $    0.05        $   0.05
        Cumulative Effect of Change in Accounting Principle,
           Net of Income Taxes.......................................        -                  -                -           (0.02)
                                                                     ---------          ---------        ---------        --------
    NET INCOME PER COMMON STOCK SHARE................................$    0.11          $    0.04        $    0.05        $   0.03
                                                                     =========          =========        =========        ========


WEIGHTED AVERAGE NUMBER OF COMMON STOCK
    SHARES OUTSTANDING:
    Basic............................................................   40,551             40,997           40,774          40,997
                                                                     =========          =========        =========        =========
    Diluted..........................................................   41,543             42,223           41,893          42,218
                                                                     =========          =========        =========        =========


     SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                         -------------------------------
                                                             2000             1999
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..........................................     $ 2,019           $ 1,539
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation....................................       5,176             5,495
         Amortization....................................       2,813             2,311
         Net periodic postretirement benefit cost........         559               694
         Loss on disposition of equipment................         179               783
         Increase in accounts receivable.................      (4,431)           (2,375)
         Increase (decrease) in inventories..............       1,214            (1,574)
         Decrease in deferred taxes, net.................       1,651                 -
         Increase in prepaid expenses and other..........      (4,306)             (208)
         Increase in accounts payable....................       1,515             5,861
         Increase in accrued liabilities.................       2,159             8,141
         Increase in air traffic liability...............      40,997            11,411
         Other, net......................................        (999)           (5,134)
                                                         -------------    --------------

             NET CASH PROVIDED BY OPERATING ACTIVITIES...      48,546            26,944
                                                         -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Progress payments on flight equipment...............     (22,640)                -
     Purchase of property and equipment..................      (3,859)          (25,229)
     Net proceeds from disposition of equipment..........          46               305
                                                         -------------    --------------

             NET CASH USED IN INVESTING ACTIVITIES.......     (26,453)          (24,924)
                                                         -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt..........................      16,120            12,281
     Repurchase of Common Stock..........................      (2,459)                -
     Repurchase of warrants..............................      (2,631)                -
     Repayment of long-term debt.........................      (1,535)           (1,453)
     Repayment of capital lease obligations..............      (2,947)           (2,267)
                                                         -------------    --------------

             NET CASH PROVIDED BY FINANCING ACTIVITIES...       6,548             8,561

             NET INCREASE IN CASH AND CASH EQUIVALENTS...      28,641            10,581

Cash and cash equivalents - Beginning of Period..........      63,631            31,011
                                                         -------------    --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD................     $92,272           $41,592
                                                         =============    ==============


HAWAIIAN AIRLINES, INC.
STATISTICAL DATA
(IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (UNAUDITED)

                                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                         JUNE 30,                                JUNE 30,
                                                          ------------------------------------   --------------------------------
                                                               2000                1999                 2000             1999
----------------------------------------------------------------------------------------------   --------------------------------


SCHEDULED OPERATIONS:
     Revenue passengers flown.............................         1,526             1,336            2,933            2,631
     Revenue passenger miles ("RPM")......................     1,197,280         1,033,123        2,176,152        1,931,428
     Available seat miles ("ASM").........................     1,478,077         1,371,776        2,885,385        2,627,109
     Passenger load factor................................         81.0%             75.3%            75.4%            73.5%
     Passenger revenue per passenger mile ("Yield").......         10.2CENTS          9.8CENTS        10.4CENTS         9.9CENTS

OVERSEAS CHARTER OPERATIONS:
     Revenue passengers flown.............................           95                63              191              132
     RPM..................................................      293,369           175,565          592,093          368,022
     ASM..................................................      319,507           186,903          638,532          385,690

TOTAL OPERATIONS:
     Revenue passengers flown.............................        1,621             1,399            3,124            2,763
     RPM..................................................    1,490,649         1,208,688        2,768,245        2,299,450
     ASM..................................................    1,797,584         1,558,679        3,523,917        3,012,799
     Revenue per ASM......................................        8.60CENTS         7.83CENTS        8.25CENTS        7.69CENTS
     Cost per ASM.........................................        8.18CENTS         7.57CENTS        8.16CENTS        7.52CENTS


HAWAIIAN AIRLINES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BUSINESS AND BASIS OF PRESENTATION

Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and is the largest airline headquartered in Hawaii based on operating revenues. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average and depending on seasonality, approximately 175 flights per day with daily service from Hawaii, principally Honolulu to Las Vegas, Nevada and the four key United States ("U.S.") West Coast gateway cities of Los Angeles and San Francisco, California, Seattle, Washington and Portland, Oregon ("Transpac"), daily service among the six major islands of the State of Hawaii ("Interisland") and twice weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("Southpac"). The Company also provides charter service from Honolulu to Las Vegas and Anchorage, Alaska and from Los Angeles to Papeete, Tahiti ("Overseas Charter"). The Company operates a fleet consisting of DC-9 aircraft and DC-10 aircraft.

In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and statements of cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") as of June 30, 2000 and December 31, 1999. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1999.

2.    INCOME TAXES

The Company's reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly higher than the current United States ("U.S.") corporate statutory rate of 35.0%. The Company presently expects that its full year 2000 results will require a provision for income taxes.

3.    FREQUENT FLYER PROGRAM

The Company sells mileage credits to participating partners such as hotels, car rental agencies and credit card companies. During 1999, as promulgated by the Securities and Exchange Commissions' Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company changed the method it uses to account for the sale of these mileage credits. This change, applied retroactively to January 1, 1999, totaled approximately $772,000, net of income tax benefit of approximately $515,000 and is reflected as a cumulative effect of change in accounting principle in the accompanying condensed statements of operations. This change also decreased the Company's income before cumulative effect of change in accounting principle for the six months ended June 30, 1999 by $365,000. Under the new accounting method, revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Previously, the resulting revenue was recorded in the period in which the credits were sold. The quarterly information for 1999 presented herein reflects this change.

4.    RECLASSIFICATIONS

Certain prior year amounts were reclassified to conform to the 2000 presentation. Such reclassifications had no effect on previously reported financial condition and/or results of operations.

5.    NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133, as amended by SFAS No. 137, are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001 but has not yet determined the impact of its adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained here and throughout, that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of the Safe Harbor Provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements involve risks and uncertainties that may impact the actual results of operations. In some cases, identification of forward-looking statements can be made through use of terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. Although the Company believes that the assumptions on which any forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. In evaluating these statements, specific consideration should be made to factors that could cause or contribute to such differences which include those discussed in the notes to the financial statements under Part I, Item 1, of this Form 10-Q, as well as those discussed elsewhere in this Form 10-Q. The Company will not undertake and expressly disavows any obligations to update any forward-looking statements contained in this Form 10-Q.

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

                               SEGMENT INFORMATION

Principally all operations of the Company either originate or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of the Company's route structure in its various markets. The Company operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to the Company's decision-makers on both the Company's geographic components and the Company's product and service components, with the result that major components based on products and services constitute the operating segment. As the Company offers only one service (i.e., air transportation), management has concluded that it has only one reportable segment.

                              RESULTS OF OPERATIONS

In second quarter 2000, the Company experienced operating and net income of $7.5 million and $4.6 million, respectively. This represents increases of $3.5 million or 87.4% and $2.9 million or 170.4% from second quarter 1999 operating and net income, respectively. For the six month period ended June 30, 2000, the Company earned operating and net income of $3.1 million and $2.0 million, respectively.

The Company continues to experience favorable impacts to its operating revenues as a result of strategies which introduced higher fares and additional capacity and services into its Transpac, Interisland and Overseas Charter products. Operating expenses continue to be adversely impacted by the cost of aircraft fuel, which on average has continued its record high levels.

THREE MONTH PERIOD ENDED JUNE 30, 2000

The following table compares second quarter 2000 operating passenger revenues and statistics to those in second quarter 1999, in thousands, except as otherwise indicated:

                                            Three Months Ended
                                                  June 30,
Operating Passenger                 ------------------------------------      Increase
Revenues and Statistics                  2000                 1999            (Decrease)           %
------------------------------------------------------------------------     -----------------------------
Scheduled:
    Passenger revenues............. $  122,011           $  101,581           $  20,430           20.1
    Revenue passengers flown.......      1,526                1,336                 190           14.2
    RPM............................  1,197,280            1,033,123             164,157           15.9
    ASM............................  1,478,077            1,371,776             106,301            7.7
    Passenger load factor..........      81.0%                75.3%                 5.7            7.6
    Yield..........................      10.2CENTS             9.8CENTS             0.4CENTS       4.1

Overseas Charter:
    Charter revenues............... $   20,136           $    9,663           $  10,473          108.4
    Revenue passengers flown.......         95                   63                  32           50.8
    RPM............................    293,369              175,565             117,804           67.1
    ASM............................    319,507              186,903             132,604           70.9

Total Operations:
    Scheduled passenger and
       overseas charter revenues... $  142,147           $  111,244           $  30,903           27.8
    Revenue passengers flown.......      1,621                1,399                 222           15.9
    RPM............................  1,490,649            1,208,688             281,961           23.3
    ASM............................  1,797,584            1,558,679             238,905           15.3



Significant quarter to quarter variances were as follows:

Scheduled passenger revenues totaled $122.0 million in second quarter 2000, an increase of $20.4 million or 20.1% over second quarter 1999. As discussed above, due to higher fares and increased capacity, the Company experienced increases in its Transpac and Interisland passenger revenues of $12.2 million and $7.5 million, respectively. The Transpac increase was primarily driven by 15% and 3% increases in revenue passengers flown and yield, respectively. Interisland revenue passengers flown and yield also experienced favorable increases of 14% and 6%, respectively.

Charter revenues increased $10.5 million or 108.4% as second quarter 2000 included revenue for the Renaissance Cruise charter flights between Los Angeles and Papeete, Tahiti which commenced in August 1999.

The following table compares operating expenses per ASM for second quarter 2000 with second quarter 1999 by major category:

                                                              Three Months Ended
                                                                   June 30,
                                                        ----------------------------         Increase
Operating Expenses Per ASM                                2000              1999             (Decrease)            %
------------------------------------------------------------------------------------        -----------------------------

Wages and benefits......................................     2.19CENTS         2.21CENTS        (0.02)CENTS         (0.9)
Aircraft fuel, including taxes and oil..................     1.60              1.12              0.48               42.9
Maintenance materials and repairs.......................     1.69              1.57              0.12                7.6
Rentals and landing fees................................     0.55              0.46              0.09               19.6
Sales commissions.......................................     0.18              0.23             (0.05)             (21.7)
Depreciation and amortization...........................     0.23              0.27             (0.04)             (14.8)
Other...................................................     1.75              1.69              0.06                3.6
                                                        ----------        ----------        ----------        -----------
           Total........................................     8.19CENTS        7.55CENTS          0.64CENTS           8.5
                                                        ==========        ==========        ==========        ===========

All fluctuations in operating expenses per ASM were affected by an overall increase in ASMs of approximately 15.3% quarter over quarter. Significant quarter to quarter variances were as follows:

Wages and benefits totaled $39.4 million in second quarter 2000 versus $34.5 million in second quarter 1999, an increase of $4.9 million or 14.2%. A majority of the increase is attributable to (1) a 3% wage increase effective January 1, 2000 and (2) on average, additional employee headcount quarter over quarter of approximately 14% due to increased flying and implementation of the Company's 2000 growth strategies. Wages and benefits per ASM, however, declined due to the substantial growth in ASMs.

Aircraft fuel cost, including taxes and oil ("Aircraft Fuel Cost") per ASM increased by 0.48CENTS or 42.9%. Quarter over quarter, the Company incurred approximately $11.3 million or 64.6% more Aircraft Fuel Cost. The average cost of aircraft fuel per gallon of 81.7CENTS, including taxes and the effects of the Company's fuel hedging program, increased by 22.8CENTS or 38.6% in second quarter 2000. The Company also consumed 5.6 million or 18.8% more gallons in second quarter 2000. The Company anticipates high aircraft fuel prices for the foreseeable future. For the month ended June 30, 2000, the Company's average cost per gallon was 76.5CENTS. A one-cent change in the cost per gallon of fuel has an impact on the Company's operating expenses of approximately $101,000 per month (based on 1999 consumption). As such, significant changes in fuel costs or continuation of high current fuel prices will materially affect the Company's operating results.

Maintenance materials and repairs per ASM increased by 0.12CENTS or 7.6%. Quarter over quarter, the Company incurred approximately $5.9 million or 23.9% in additional maintenance expense due to (1) $3.7 million more in DC-10 maintenance expense, the result of increases in maintenance rates and the number of DC-10 aircraft used and hours flown and (2) $2.3 million more in DC-9 airframe and engine repairs.

Rentals and landing fees per ASM increased by 0.09CENTS or 19.6%. Second quarter 2000 increased by $2.6 million or 36.1% when compared to second quarter 1999. The increase is principally due to $1.5 million of additional landing fees in 2000 as the two-year moratorium placed on landing fees at all airports in the State of Hawaii ended on September 1, 1999.

Other operating expenses increased quarter over quarter by $5.0 million or 19.0%. The increase is due to a combination of additional expenses incurred in second quarter 2000 including (1) $2.2 million or 28.4% of aircraft service related expenses; (2) $1.1 million or 32.4% in passenger food and beverage; and (3) $1.9 million or 21.0% in general and administrative expenses.

SIX  MONTH PERIOD ENDED JUNE 30, 2000

The following table compares operating passenger revenues and statistics for the six month periods ended June 30, 2000 and 1999, in thousands, except as otherwise indicated:

                                             Six Months Ended
                                                  June 30,
Operating Passenger                 ------------------------------------      Increase
Revenues and Statistics                  2000                 1999            (Decrease)           %
------------------------------------------------------------------------     -----------------------------
Scheduled:
    Passenger revenues..............$  226,441           $  192,067          $ 34,374            17.9
    Revenue passengers flown........     2,933                2,631               302            11.5
    RPM............................. 2,176,152            1,931,428           244,724            12.7
    ASM............................. 2,885,385            2,627,109           258,276             9.8
    Passenger load factor...........     75.4%                73.5%              1.9%             2.6
    Yield...........................     10.4CENTS             9.9CENTS          0.5CENTS         5.1

Overseas Charter:
    Charter revenues................$   40,307           $   19,850          $ 20,457           103.1
    Revenue passengers flown........       191                  132                59            44.7
    RPM.............................   592,093              368,022           224,071            60.9
    ASM.............................   638,532              385,690           252,842            65.6

Total Operations:
    Scheduled passenger and
       overseas charter revenues....$  266,748           $  211,917          $ 54,831            25.9
    Revenue passengers flown........     3,124                2,763               361            13.1
    RPM............................. 2,768,245            2,299,450           468,795            20.4
    ASM............................. 3,523,917            3,012,799           511,118            17.0






Significant period to period variances were as follows:

Scheduled passenger revenues totaled $226.4 million during the six month period ended June 30, 2000, an increase of $34.4 million or 17.9% over passenger revenues of $192.1 million for the six month period ended June 30, 1999. The Company experienced period over period increases of $20.8 million and $13.0 million in its Transpac and Interisland passenger revenues, respectively. The Company experienced, on average, increased Transpac and Interisland revenue passengers flown and yields of 12% and 6%, respectively.

Charter revenues totaled $40.3 million in the six month period ended June 30, 2000, an increase of $20.5 million or 103.1% from the six month period ended June 30, 1999. Again, the increase is principally due to the Renaissance Cruise charter flights between Los Angeles and Papeete, Tahiti.

The following table compares operating expenses per ASM by major category for the six month periods ended June 30, 2000 and 1999:

                                                              Six Months Ended
                                                                   June 30,
                                                        ----------------------------         Increase
Operating Expenses Per ASM                                2000              1999             (Decrease)            %
------------------------------------------------------------------------------------        -----------------------------

Wages and benefits......................................     2.22CENTS         2.24CENTS        (0.02)CENTS         (0.9)
Aircraft fuel, including taxes and oil..................     1.61              1.04              0.57               54.8
Maintenance materials and repairs.......................     1.67              1.60              0.07                4.4
Rentals and landing fees................................     0.53              0.49              0.04                8.2
Sales commissions.......................................     0.16              0.23             (0.07)             (30.4)
Depreciation and amortization...........................     0.23              0.26             (0.03)             (11.5)
Other...................................................     1.74              1.66              0.08                4.8
                                                        ----------        ----------        ----------        -----------
           Total........................................     8.16CENTS         7.52CENTS         0.64CENTS           8.5
                                                        ==========        ==========        ==========        ===========


All fluctuations in operating expenses per ASM were affected by an overall increase in ASM of approximately 17.0% period over period. Significant period to period variances were as follows:

Wages and benefits totaled $78.3 million versus $67.5 million for the respective six month periods in 2000 and 1999. Again, much of the increase is attributable to (1) a 3% wage increase effective January 1, 2000 and (2) additional employee headcount period over period of approximately 16% due to increased flying and implementation of the Company's 2000 growth strategies.

Aircraft Fuel Cost per ASM increased by 0.57CENTS or 54.8%. Approximately $25.6 million or 82.0% more Aircraft Fuel Cost was incurred by the Company in the six month period ended June 30, 2000 compared to the six month period ended June 30, 1999. The average cost of aircraft fuel per gallon of 82.9CENTS, including taxes and the effects of the Company's fuel hedging program, increased by 28.3CENTS or 51.8% period over period. The Company also consumed 11.5 million or 20.1% more gallons period over period.

Maintenance materials and repairs per ASM increased by 0.07CENTS or 4.4%. For the six months ended June 30, 2000, the Company incurred approximately $10.4 million or 21.5% in additional maintenance expense as compared to the same period in 1999 due to (1) $7.7 million more in DC-10 maintenance expense, the result of increases in maintenance rates and the number and hours of DC-10 aircraft flown and (2) $2.4 million more in DC-9 airframe and engine repairs.

Other operating expenses per ASM increased 0.08CENTS or 4.8% period over period. The increase is due to a combination of additional expenses incurred including (1) $3.7 million or 23.2% of aircraft service related expenses; (2) $2.4 million or 38.1% in passenger food and beverage; and (3) $5.3 million or 19.0% in general and administrative expenses.

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

The agreement also requires the Company to fund through June 2001, in the aggregate, approximately $43 million toward the acquisition of the aircraft. The $43 million will be funded through a combination of internally generated funds and use of a revolving $22.5 million secured term loan facility with Rolls Royce Deutchland GmbH ("Rolls-Royce"), the engine manufacturer for the 717-200. As of June 30, 2000, the Company had made approximately $29.8 million of the required $43 million in progress payments, with $22.6 million of these payments having been made in 2000.

The Company intends to use leveraged lease financing provided through Boeing to finance the acquisition of the aircraft. Each aircraft will be permanently financed upon delivery and the outstanding balance due Rolls-Royce under the revolving $22.5 million facility will be reduced with the permanent financing of each aircraft.

The Boeing 717s (a) have the same Federal Aviation Administration Type Certificate as the DC-9, allowing easier maintenance and crew training transitioning; (b) seat eight passengers in first class and 115 in coach; (c) utilize twin BMW Rolls-Royce BR715 engines that generate emissions below existing federal standards; and (d) meet, as currently defined, federal Stage 3 and proposed Stage 4 noise requirements. The 717s are reported to be more fuel-efficient and will be less costly to maintain than the Company's aging DC-9-50 fleet.

The Company currently utilizes 15 DC-9-50 aircraft to service its interisland routes. Discussions and strategies regarding disposition of the DC9s are ongoing. The Company may incur restructuring charges as it proceeds with its narrow-body fleet transition plan, particularly related to the disposition of five DC-9 aircraft under operating leases. Four of the aircraft are leased to the Company by GE Capital Aviation Services ("GECAS"), with a fifth aircraft leased to the Company by Mellon U.S. Leasing ("Mellon"). The leases on the four GECAS aircraft expire during 2001 and although the Mellon aircraft will retire from the Company's fleet in 2001, the lease expires in 2004. In conjunction with the return of the GECAS aircraft and the early termination of the Mellon aircraft lease, the Company is contractually obligated to perform certain maintenance checks on all five aircraft. In addition, in the case of the Mellon aircraft, the Company is subject to early termination provisions. The cost to comply with the return condition provisions and the early termination of the Mellon lease cannot be estimated at this time. The Company is currently in discussions with the lessors regarding these issues.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it has various options available to meet its capital, debt and operating commitments, including cash and liquid short-term investment securities on hand at June 30, 2000 of $92.3 million and internally generated funds. The Company will continue to consider various borrowing or leasing options to supplement its cash requirements.

Cash and cash equivalents for the six-month period ended June 30, 2000 increased by $28.6 million. Operating activities provided $48.5 million in cash and cash equivalents, primarily due to a $41.0 million increase in air traffic liability. The Company experienced an improvement in the mix of its advance bookings and increased sales from all of its major internal, wholesale and retail distribution channels. During the six-month period ended June 30, 2000, $22.6 million in required progress payments were made for the Boeing 717 aircraft acquisition. Approximately $6.9 million of these payments were made through use of internally generated funds. The remaining $15.7 million of payments were funded through the secured revolving term loan facility with Rolls-Royce described above. The Company also expended $3.9 million for capital expenditures for the six-month period ended June 30, 2000 and plans for approximately $27.9 million in capital expenditures for 2000.

                           FUEL PRICE RISK MANAGEMENT

The Company utilizes heating oil forward contracts to manage its aircraft fuel costs. When fully implemented, the Company plans to employ a strategy whereby heating oil contracts are used to cover approximately 50% of the Company's anticipated aircraft fuel needs on a rolling six-month basis. At June 30, 2000, the Company held petroleum forward contracts to purchase 709,000 barrels of heating oil in the aggregate amount of $19.7 million through October 2001. These forward contracts represented approximately 40% of the Company's anticipated aircraft fuel needs for the next six months. A realized net gain on liquidated contracts amounting to $4.3 million is included as a component of Aircraft Fuel Cost for the six months ended June 30, 2000.

                          STOCK AND WARRANT REPURCHASES

In March 2000, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. Under the approved stock repurchase plan, the Company may repurchase Common Stock from time to time in the open market and in private transactions. The amount and timing of any repurchases is subject to a number of factors, including the "trading practices rules" promulgated under the Securities Exchange Act of 1934, the price and availability of the Company's stock and general market conditions. As of June 30, 2000, 1,004,800 shares of Common Stock had been repurchased by the Company for approximately $ 2.5 million.

On June 20, 2000, the Company repurchased from AMR Corporation, the parent company of American Airlines, Inc., warrants which subject to certain conditions, entitled AMR to purchase 1,949,338 shares of the Company's Common Stock at $1.07 per share. The warrants were repurchased for approximately $2.6 million. The 1,949,338 shares associated with the warrants shall be counted toward the 5 million shares of Common Stock that the Company is authorized to repurchase under the stock repurchase program.

                             STRATEGIC ALTERNATIVES

On May 3, 2000, the Company announced that it had received inquiries from time to time about a possible acquisition of, or investment in, the Company and that it had retained a financial advisor to help the Company explore strategic alternatives. The Company noted then that no decision had been made as to what action might be taken and that no further announcements would be made unless definitive decisions as to the Company's strategic direction had been reached. In an investor conference call held on August 9, 2000, following release of the Company's second quarter financial results, the President and Chief Executive Officer of the Company noted that this process of exploring strategic alternatives is not presently being pursued.

                                    EMPLOYEES

As of June 30, 2000, the Company had 3,349 employees, of which 2,769 were employed on a full-time basis. The majority of Hawaiian Airlines' employees are covered by labor agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM"), the Air Line Pilots Association International ("ALPA"), the Association of Flight Attendants ("AFA"), the Transport Workers Union and the Communications Section Employees Union, with the amendable date of all five contracts being February 28, 2000. As of the date of this report, the Company had commenced discussions with the IAM, ALPA and AFA. On August 3, 2000, the Company filed an application with the National Mediation Board for mediation assistance to help expedite the negotiations with ALPA. Management cannot currently estimate the timeframe or results of the ensuing discussions. There can be no assurance that the discussions will result in favorable agreements and ratification between the Company and each labor group. Should the Company and the labor groups reach an impasse, the Company could be adversely affected.

                               DEFERRED TAX ASSETS

As of June 30, 2000, the Company had net deferred tax assets aggregating $20.3 million based on gross deferred tax assets of $49.9 million less a valuation allowance of $16.0 million and deferred tax liabilities of $13.6 million. Utilization of these deferred tax assets is predicated on the Company being profitable in future years. The Company will continually assess the adequacy of its financial performance in determining its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company's income tax provision.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to certain market risks related to its aircraft fuel. Refer to FUEL PRICE RISK MANAGEMENT as described above for further discussion on aircraft fuel and related financial instruments.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There are no material developments in matters previously reported or reportable events arising in the three or six months ended June 30, 2000.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the June 30, 2000 Annual Meeting of Shareholders of Hawaiian Airlines, Inc., the following matter was voted upon:

                            Election of Board of Directors                                Votes
                            ------------------------------                                -----
            John W. Adams                                                          34,380,893  For
                                                                                       77,063  Withheld

            Paul J. Casey                                                          34,381,535  For
                                                                                       76,421  Withheld

            Todd G. Cole                                                           34,344,451  For
                                                                                      113,505  Withheld

            Robert C. Coo                                                          34,341,118  For
                                                                                      116,838  Withheld

            Joseph P. Hoar                                                         34,373,051  For
                                                                                       84,905  Withheld

            Reno F. Morella                                                        34,385,428  For
                                                                                       72,528  Withheld

            Arthur J. Pasmas                                                       34,370,226  For
                                                                                       87,730  Withheld

            Samson Poomaihealani                                                   34,359,372  For
                                                                                       98,584  Withheld

            Edward Z. Safady                                                       34,376,476  For
                                                                                       81,480  Withheld

            Sharon L. Soper                                                        34,001,381  For
                                                                                      456,575  Withheld

            Thomas J. Trzanowski                                                   34,373,776  For
                                                                                       84,180  Withheld

ITEM 5.  OTHER INFORMATION.

         To be considered for inclusion in the Company's 2001 proxy material, shareholder proposals to be considered for presentation at the 2001 Annual Meeting of Shareholders must be received by the Corporate Secretary of the Company at its principal offices at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819 on or before December 15, 2000.

         On May 19, 2000, the Company invested $3.0 million in certificates of deposit with Liberty Bank, SSB, of Austin, Texas. Liberty Bank is majority owned by John W. Adams and another individual. John W. Adams is the sole shareholder of AIP General Partner, Inc., the general partner of Airline Investors Partnership, L.P., which is the majority owner of the Company. Current directors of the Company include Mr. Adams, as well as Edward Z. Safady and Thomas J. Trzanowski, both of whom are also employees and/or directors of Liberty Bank, SSB.

         A majority of the Company's ticket sales for the six month period ended June 30, 2000 are made by travel agents, including approximately 39% by five large wholesalers. In the six month period ended June 30, 2000, two particular wholesalers, Panda Travel, Inc. and All About Travel, Inc., constituted approximately 20% and 11% of the Company's total ticket sales.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             Exhibit 27       Financial Data Schedule.

             Exhibit 99-1 Loan Agreement dated as of May 26, 2000 between Hawaiian as Borrower and Kreditanstalt fur Wiedaraufbau as Lender and the related Secured Reimbursement Agreement dated as of May 26, 2000 between Hawaiian as Borrower and Rolls-Royce Deutschland GmbH as Guarantor, in redacted form since confidential treatment has been requested pursuant to Rule 24.6.2 for certain portions thereof;

             Exhibit 99-2 Commercial Cooperation Agreement between Northwest Airlines, Inc. (NW) and Hawaiian, the Partner Agreement between NW and Hawaiian, and the Multilateral Prorate Agreement among Hawaiian, NW, and KLM Royal Dutch Airways, all dated May 17, 2000, in redacted form since confidential treatment has been requested pursuant to Rule
                              24.6.2 for certain portions thereof;

             Exhibit 99-3 Employment Agreement for Robert W. Zoller, Jr. as Executive Vice President-Operations and Service, effective as of December 1, 1999;

             Exhibit 99-4     "Deferred Advance Payments" letter agreement
                              (0255), relating to that Purchase Agreement Number 2252 filed as Exhibit 10(11) with the Company's Form 10-K for the year ending December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.6.2 for certain portions thereof.

         (b) Reports on Form 8-K.

             None.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HAWAIIAN AIRLINES, INC.



August 10, 2000                         By  /S/ WILLIAM F. LOFTUS
                                            ----------------------------
                                            William F. Loftus
                                            Executive Vice President and
                                              Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)