Form 10-Q
period 2000-09-30
HAWAIIAN AIRLINES INC/HI
filed 2000-11-14
CIK 46205

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000


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


As of November 1, 2000, 35,595,669 shares of Common Stock shares were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

                                                                                     (UNAUDITED)
                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                         2000            1999
                                                                                       ---------       ---------
     ASSETS
     CURRENT ASSETS:
          Cash and cash equivalents .............................................      $  81,973       $  63,631
          Accounts receivable, net ..............................................         31,660          24,921
          Inventories, net ......................................................          7,035          13,965
          Deferred tax assets, net ..............................................          9,625           9,625
          Prepaid expenses and other ............................................          6,719           7,671
                                                                                       ---------       ---------
              TOTAL CURRENT ASSETS ..............................................        137,012         119,813
                                                                                       ---------       ---------

     Property and equipment, less accumulated depreciation and
          amortization of $22,351 and $12,541 in 2000 and 1999, respectively ....         93,060          65,272
     Deferred tax assets, net ...................................................          9,085          12,375
     Other assets ...............................................................          4,792           7,780
     Reorganization value in excess of amounts
          allocable to identifiable assets, net ("Excess Reorganization Value") .         32,165          33,897
                                                                                       ---------       ---------

              TOTAL ASSETS ......................................................      $ 276,114       $ 239,137
                                                                                       =========       =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
          Current portion of long-term debt .....................................      $   3,898       $   3,853
          Current portion of capital lease obligations ..........................            739           3,379
          Accounts payable ......................................................         47,182          41,864
          Accrued liabilities ...................................................         33,849          20,920
          Air traffic liability .................................................         83,291          50,426
                                                                                       ---------       ---------
              TOTAL CURRENT LIABILITIES .........................................        168,959         120,442
                                                                                       ---------       ---------

     Long-Term Debt .............................................................         33,596          23,858
     Capital Lease Obligations ..................................................          2,232           2,790
     Other Liabilities and Deferred Credits .....................................         18,782          25,921

     SHAREHOLDERS' EQUITY:
          Common and Special Preferred Stock ....................................            410             410
          Capital in excess of par value ........................................         87,194          99,418
          Warrants ..............................................................            --            3,153
          Notes receivable from Common Stock sales ..............................         (1,584)         (1,581)
          Accumulated deficit ...................................................        (33,475)        (35,274)
                                                                                       ---------       ---------

              SHAREHOLDERS' EQUITY ..............................................         52,545          66,126
                                                                                       ---------       ---------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................      $ 276,114       $ 239,137
                                                                                       =========       =========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                         ------------------------------------------------------
                                                           2000            1999          2000            1999
                                                         ---------      ---------      ---------      ---------
OPERATING REVENUES:
     Passenger .....................................     $ 136,672      $ 111,987      $ 363,113      $ 304,054
     Charter .......................................        20,495         10,891         60,802         30,741
     Cargo .........................................         7,321          5,829         20,792         16,877
     Other .........................................         5,413          6,119         15,783         14,802
                                                         ---------      ---------      ---------      ---------
         TOTAL .....................................       169,901        134,826        460,490        366,474
                                                         ---------      ---------      ---------      ---------

OPERATING EXPENSES:
     Wages and benefits ............................        42,753         36,276        121,035        103,752
     Aircraft fuel, including taxes and oil ........        32,866         20,451         89,772         51,732
     Maintenance materials and repairs .............        27,370         26,774         86,079         75,076
     Rentals and landing fees ......................        10,431          7,806         29,192         22,454
     Depreciation and amortization .................         4,115          4,723         12,104         12,528
     Sales commissions .............................         3,411          3,572          8,965         10,611
     Restructuring charge ..........................        12,847           --           12,847           --
     Other .........................................        35,088         28,299         96,425         78,249
                                                         ---------      ---------      ---------      ---------
         TOTAL .....................................       168,881        127,901        456,419        354,402
                                                         ---------      ---------      ---------      ---------

OPERATING INCOME ...................................         1,020          6,925          4,071         12,072
                                                         ---------      ---------      ---------      ---------

NONOPERATING INCOME (EXPENSE):
     Interest expense, net .........................           333           (252)           784           (910)
     Loss on disposition of equipment ..............           (17)           (59)          (196)          (841)
     Other, net ....................................            84           (196)           430            424
                                                         ---------      ---------      ---------      ---------
         TOTAL .....................................           400           (507)         1,018         (1,327)
                                                         ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES .........................         1,420          6,418          5,089         10,745

INCOME TAX PROVISION ...............................        (1,638)        (3,036)        (3,290)        (5,052)
                                                         ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING PRINCIPLE ............          (218)         3,382          1,799          5,693

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
     NET OF INCOME TAXES ...........................          --             --             --             (772)
                                                         ---------      ---------      ---------      ---------

NET INCOME (LOSS) ..................................          (218)         3,382          1,799          4,921

OTHER COMPREHENSIVE INCOME (LOSS) ..................          --             --             --             --
                                                         ---------      ---------      ---------      ---------

COMPREHENSIVE INCOME (LOSS) ........................     $    (218)     $   3,382      $   1,799      $   4,921
                                                         =========      =========      =========      =========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED) (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                                         --------------------------------------------------
                                                                           2000          1999          2000          1999
                                                                         --------      --------      --------      --------
NET INCOME (LOSS) PER COMMON STOCK SHARE:
     BASIC
         Before Cumulative Effect of Change in Accounting Principle      $  (0.01)     $   0.08      $   0.05      $   0.14
         Cumulative Effect of Change in Accounting Principle,
            Net of Income Taxes ...................................           --            --            --          (0.02)
                                                                         --------      --------      --------      --------
     NET INCOME (LOSS) PER COMMON STOCK SHARE .....................      $  (0.01)     $   0.08      $   0.05      $   0.12
                                                                         ========      ========      ========      ========

     DILUTED
         Before Cumulative Effect of Change in Accounting Principle      $  (0.01)     $   0.08      $   0.04      $   0.14
         Cumulative Effect of Change in Accounting Principle,
            Net of Income Taxes ...................................          --             --            --          (0.02)
                                                                         --------      --------      --------      --------
     NET INCOME (LOSS) PER COMMON STOCK SHARE .....................      $  (0.01)     $   0.08      $   0.04      $   0.12
                                                                         ========      ========      ========      ========


WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     SHARES OUTSTANDING:
     Basic ........................................................        37,752        40,997        39,760        40,997
                                                                         ========      ========      ========      ========
     Diluted ......................................................        37,752        42,144        40,504        42,195
                                                                         ========      ========      ========      ========



     SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

HAWAIIAN AIRLINES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                 -----------------------
                                                                                                    2000          1999
                                                                                                 ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..................................................................................  $  1,799     $  4,921
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation ................................................................................     7,894       10,217
    Amortization ................................................................................     4,210        2,311
    Net periodic postretirement benefit cost ....................................................       838        1,030
    Restructuring charge ........................................................................    12,847          --
    Loss on disposition of equipment ............................................................       196          841
    Increase in accounts receivable .............................................................    (6,739)      (1,858)
    Decrease (increase) in inventories ..........................................................       930       (3,176)
    Increase in prepaid expenses and other ......................................................      (198)        (317)
    Decrease in deferred taxes, net .............................................................     3,290          --
    Increase in accounts payable ................................................................     5,318        5,223
    Increase in accrued liabilities .............................................................     6,082        2,914
    Increase in air traffic liability ...........................................................    32,865       19,947
    Other, net ..................................................................................    (3,842)     (12,382)
                                                                                                   --------     --------

       NET CASH PROVIDED BY OPERATING ACTIVITIES ................................................    65,490       29,671
                                                                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Progress payments on flight equipment .......................................................   (29,096)         --
    Purchase of property and equipment ..........................................................    (9,362)     (32,168)
    Net proceeds from disposition of equipment ..................................................       102          306
                                                                                                   --------     --------

       NET CASH USED IN INVESTING ACTIVITIES ....................................................   (38,356)     (31,862)
                                                                                                   --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt ..................................................................    18,116       12,449
    Repurchase of Common Stock ..................................................................   (12,746)         --
    Repurchase of warrants ......................................................................    (2,631)         --
    Repayment of long-term debt .................................................................    (8,333)      (2,236)
    Repayment of capital lease obligations ......................................................    (3,198)      (3,436)
                                                                                                   --------     --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES ................................................    (8,792)       6,777

       NET INCREASE IN CASH AND CASH EQUIVALENTS ................................................    18,342        4,586

Cash and cash equivalents - Beginning of Period .................................................    63,631       31,011
                                                                                                   --------     --------

CASH AND CASH EQUIVALENTS - END OF PERIOD .......................................................  $ 81,973     $ 35,597
                                                                                                   ========     ========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

HAWAIIAN AIRLINES, INC.
STATISTICAL DATA
(IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED) (UNAUDITED)

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                            ---------------------------         ---------------------------
                                                              2000              1999              2000              1999
                                                            ---------         ---------         ---------         ---------
SCHEDULED OPERATIONS:
      Revenue passengers flown .....................            1,566             1,461             4,499             4,092
      Revenue passenger miles ("RPM") ..............        1,248,652         1,123,450         3,424,804         3,054,878
      Available seat miles ("ASM") .................        1,573,664         1,437,071         4,459,049         4,064,180
      Passenger load factor ........................            79.3%             78.2%             76.8%             75.2%
      Passenger revenue per passenger mile ("Yield")             10.9(cents)       10.0(cents)       10.6(cents)       10.0(cents)

OVERSEAS CHARTER OPERATIONS:
      Revenue passengers flown .....................               94                70               285               202
      RPM ..........................................          282,688           195,261           874,781           563,283
      ASM ..........................................          320,451           205,339           958,983           591,029

TOTAL OPERATIONS:
      Revenue passengers flown .....................            1,660             1,531             4,784             4,294
      RPM ..........................................        1,531,340         1,318,711         4,299,585         3,618,161
      ASM ..........................................        1,894,115         1,642,410         5,418,032         4,655,209
      Revenue per ASM ..............................             8.97(cents)       8.21(cents)       8.50(cents)       7.87(cents)
      Cost per ASM .................................             8.93(cents)       7.80(cents)       8.43(cents)       7.61(cents)


HAWAIIAN AIRLINES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.    BUSINESS AND BASIS OF PRESENTATION

Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and is the largest airline headquartered in Hawaii, based on operating revenues. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average and depending on seasonality, approximately 175 flights per day with daily service from Hawaii, principally Honolulu to Las Vegas, Nevada and the four key United States ("U.S.") West Coast gateway cities of Los Angeles and San Francisco, California, Seattle, Washington and Portland, Oregon ("Transpac"), daily service among the six major islands of the State of Hawaii ("Interisland") and twice weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("Southpac"). The Company also provides charter service from Honolulu to Las Vegas and Anchorage, Alaska and from Los Angeles to Papeete, Tahiti ("Overseas Charter"). The Company operates a fleet consisting of DC-9 and DC-10 aircraft.

In the opinion of management, the unaudited condensed financial statements included in this report contain all adjustments necessary for a fair presentation of the results of operations and statements of cash flows for the interim periods covered and the financial condition of Hawaiian Airlines, Inc. as of September 30, 2000 and December 31, 1999. The operating results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 1999.

2.    INCOME TAXES

The Company's reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes. In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly higher than the current United States corporate statutory rate of 35.0%.

As of September 30, 2000, the Company had net deferred tax assets aggregating $18.7 million. The Company recorded an adjustment to the deferred tax assets of $1.0 million during the third quarter which reduced the deferred tax asset and increased the income tax provision. The Company will continually assess the adequacy of its financial performance in determining its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company's income tax provision and net income.

3.    FREQUENT FLYER PROGRAM

The Company sells mileage credits to participating partners including hotels, car rental agencies and credit card companies. During 1999, as promulgated by the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company changed the method it uses to account for the sale of these mileage credits. This change, applied retroactively to January 1, 1999, totaled approximately $772,000, net of income tax benefit of approximately $515,000 and is reflected as a cumulative effect of change in accounting principle in the accompanying condensed statements of operations. This change also decreased the Company's income before cumulative effect of change in accounting principle for the nine months ended September 30, 1999 by $485,000. Under the new accounting method, revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Previously, the resulting revenue was recorded in the period in which the credits were sold. The quarterly information for 1999 presented herein reflects this change.

4.    RECLASSIFICATIONS

Certain prior year amounts were reclassified to conform to the 2000 presentation. Such reclassifications had no effect on previously reported financial condition and/or results of operations.

5.    NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133, as amended by SFAS No. 137, are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001, but has not yet determined the impact of its adoption.

6.    RESTRUCTURING CHARGE

The restructuring of the Company's DC-9 fleet will be completed by the end of fiscal year 2001. The restructuring of the DC-9 fleet will result in surplus inventory, costs related to the return of the aircraft under operating leases and other costs related to the transition to the Boeing 717s. In the third quarter of fiscal year 2000, the Company recorded a restructuring charge of $12.8 million. $6.0 million of the charge is to reduce the net value of the DC-9 surplus parts inventory to the estimated fair market value. The remaining $6.8 million is to provide for the return of the leased DC-9 aircraft.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained herein and throughout that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of the Safe Harbor Provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Forward-looking statements involve risks and uncertainties that may impact the actual results of operations. In some cases, identification of forward-looking statements can be made through use of terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. Although the Company believes that the assumptions on which any forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. In evaluating these statements, specific consideration should be given to factors that could cause or contribute to such differences which include those discussed in the notes to the financial statements under Part I, Item 1, of this Form 10-Q, as well as those discussed elsewhere in this Form 10-Q. The Company will not undertake and expressly disavows any obligations to update any forward-looking statements contained in this Form 10-Q.

It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact results are capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, labor union situations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation, the general economic environment and other factors, some of which are discussed herein.

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

                            SEGMENT INFORMATION

Principally all operations of the Company either originate or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of the Company's route structure in its various markets. The Company operates as a matrix form of organization as it has overlapping sets of components of which managers are held responsible. Managers report to the Company's decision-makers on both the Company's geographic components and the Company's product and service components, with the result that major components based on products and services constitute the operating segment. As the Company offers only one service (i.e., air transportation), management has concluded that it has only one reportable segment.

                              RESULTS OF OPERATIONS

In third quarter 2000, the Company incurred operating income and net loss of $1.0 million and $218,000, respectively. For the nine month period ended September 30, 2000, the Company earned operating and net incomes of $4.1 and $1.8 million, respectively. The Company continues to experience favorable growth in its operating revenues as a result of the implementation of certain fare and capacity strategies. However, both third quarter 2000 and the nine month period ended September 30, 2000 were affected by $12.8 million in restructuring charges related to the Company's narrow-body fleet transition.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000

The Company generated $169.9 million in operating revenues in third quarter 2000, representing an increase over second quarter 2000 of $35.1 million or 26%. A majority of the increase is associated with increased passenger revenues. The following table compares third quarter 2000 operating passenger revenues and statistics to those in third quarter 1999, in thousands, except as otherwise indicated:


                                                                    Three Months Ended
                                                                        September 30,
Operating Passenger                                            -----------------------------
Revenues and Statistics                                           2000               1999            Increase            %
-----------------------------------------------                ----------         ----------         ----------           ----
Scheduled:
    Passenger revenues.............................            $  136,672         $  111,987         $   24,685           22.0
    Revenue passengers flown.......................                 1,566              1,461                105            7.2
    RPM............................................             1,248,652          1,123,450            125,202           11.1
    ASM............................................             1,573,664          1,437,071            136,593            9.5
    Passenger load factor..........................                 79.3%              78.2%                1.1            1.4
    Yield..........................................                  10.9(cents)        10.0(cents)         0.9(cents)     9.0

Overseas Charter:
   Charter revenues...............................             $   20,495         $   10,891         $    9,604           88.2
   Revenue passengers flown.......................                     94                 70                 24           34.3
   RPM............................................                282,688            195,261             87,427           44.8
   ASM............................................                320,451            205,339            115,112           56.1

Total Operations:
   Scheduled passenger and
   overseas charter revenues......................             $  157,167         $  122,878         $   34,289           27.9
   Revenue passengers flown.......................                  1,660              1,531                129            8.4
   RPM............................................              1,531,340          1,318,711            212,629           16.1
   ASM............................................              1,894,115          1,642,410            251,705           15.3


Significant quarter to quarter variances were as follows:

Scheduled passenger revenues totaled $136.7 million in third quarter 2000, an increase of $24.7 million or 22.0% over third quarter 1999. The Company experienced increases in all aspects of its scheduled passenger revenues. As discussed above, due to higher fares and increased capacity, the Company experienced increases in its Transpac and Interisland passenger revenues of $19.3 million and $4.2 million, respectively. The Transpac increase was primarily driven by 10% and 15% increases in revenue passengers flown and yield, respectively. Interisland revenue passengers flown and yield also experienced favorable increases of 6% and 5%, respectively. Southpac passenger revenues also increased $1.2 million quarter over quarter based on a 14% increase in revenue passengers flown and a 3% increase in yield.

Charter revenues increased $9.6 million or 88.2% as third quarter 2000 included three months of revenue for the Renaissance Cruise charter flights between Los Angeles and Papeete, Tahiti. Third quarter 1999 included, on average, two months of such revenue as the Renaissance Charters commenced in August 1999.

The following table compares operating expenses per ASM for third quarter 2000 with third quarter 1999 by major category:

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    --------------------           INCREASE
OPERATING EXPENSES PER ASM                                          2000            1999           (DECREASE)            %
---------------------------------------------------------------     -----           ----           ---------           ----
Wages and benefits.............................................     2.26(cents)     2.21(cents)       0.05(cents)       2.3
Aircraft fuel, including taxes and oil.........................     1.74            1.25              0.49             39.2
Maintenance materials and repairs..............................     1.45            1.63             (0.18)            11.0
Rentals and landing fees.......................................     0.55            0.48              0.07             14.6
Sales commissions..............................................     0.18            0.22             (0.04)           (18.2)
Depreciation and amortization..................................     0.22            0.29             (0.07)           (24.1)
Other..........................................................     1.85            1.72              0.13              7.6
                                                                   -----            ----           -------
                                                                    8.25            7.80              0.45              5.8
Restructuring charge...........................................     0.68              --              0.68            100.0
                                                                   -----            ----           -------
    Total......................................................     8.93(cents)     7.80(cents)       1.13(cents)      14.5
                                                                   =====            ====           =======



All fluctuations in operating expenses per ASM were affected by an overall increase in ASMs of approximately 15.3% quarter over quarter. Significant quarter to quarter variances were as follows:

Wages and benefits totaled $42.8 million in third quarter 2000 versus $36.3 million in third quarter 1999, an increase of $6.5 million or 17.9%. A majority of the increase is attributable to (1) a 3% wage increase effective January 1, 2000 and (2) on average, additional employee headcount quarter over quarter of approximately 11% due to increased flying.

Aircraft fuel cost, including taxes and oil ("Aircraft Fuel Cost") increased quarter over quarter by $12.4 million or 60.7%. The Company incurred approximately $10.2 million more Aircraft Fuel Cost due to the increased price of fuel. The average cost of aircraft fuel per gallon of 87.9(cents), including taxes and the effects of the Company's fuel hedging program, increased by 23.3(cents) or 36.0% in third quarter 2000. In addition, the Company also consumed 5.8 million or 18.2% more gallons in third quarter 2000 versus third quarter 1999.

Third quarter 2000 rentals and landing fees increased by $2.6 million or 33.6% when compared to third quarter 1999. The increase is principally due to (1) $1.6 million of additional landing fees in 2000 as the two-year moratorium placed on landing fees at all airports in the State of Hawaii ended on September 1, 1999 and (2) $851,000 in additional aircraft rents as two more DC-10s were flown in third quarter 2000 versus third quarter 1999.

Other operating expenses increased quarter over quarter by $6.8 million or 24.0%. The increase is due to a combination of additional expenses incurred in third quarter 2000 including (1) $3.2 million or 35.4% of aircraft service related expenses such as ground handling, security and catering services and (2) $3.0 million or 41.4% in general and administrative expenses.

Pursuant to its narrow-body fleet transition plan, the Company recorded approximately $12.8 million of restructuring charges related to excess or obsolete DC-9 inventory parts and the disposition of five DC-9 aircraft under operating leases.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

The Company generated $460.5 million in operating revenues for the nine month period ended September 30, 2000. This represents an increase of $94.0 million or 25.7% of which $89.1 million is associated with increased passenger revenues. The following table compares operating passenger revenues and statistics for the nine month periods ended September 30, 2000 and 1999, in thousands, except as otherwise indicated:

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
OPERATING PASSENGER                                             --------------------------------
REVENUES AND STATISTICS                                            2000                 1999             INCREASE            %
-------------------------------------------------               -----------         ------------       -----------          ----
Scheduled:
  Passenger revenues.............................                $  363,113         $  304,054         $   59,059           19.4
  Revenue passengers flown.......................                     4,499              4,092                407            9.9
  RPM............................................                 3,424,804          3,054,878            369,926           12.1
  ASM............................................                 4,459,049          4,064,180            394,869            9.7
  Passenger load factor..........................                     76.8%              75.2%               1.6%            2.1
  Yield..........................................                      10.6(cents)        10.0(cents)         0.6(cents)     6.0

Overseas Charter:
  Charter revenues...............................                $   60,802         $   30,741         $   30,061           97.8
  Revenue passengers flown.......................                       285                202                 83           41.1
  RPM............................................                   874,781            563,283            311,498           55.3
  ASM............................................                   958,983            591,029            367,954           62.3

Total Operations:
  Scheduled passenger and
  overseas charter revenues......................                $  423,915         $  334,795         $   89,120           26.6
  Revenue passengers flown.......................                     4,784              4,294                490           11.4
  RPM............................................                 4,299,585          3,618,161            681,424           18.8
  ASM............................................                 5,418,032          4,655,209            762,823           16.4



Significant period to period variances were as follows:

Scheduled passenger revenues totaled $363.1 million during the nine month period ended September 30, 2000, an increase of $59.1 million or 19.4% over passenger revenues of $304.1 million for the nine month period ended September 30, 1999. The Company experienced period over period increases of $40.0 million and $17.2 million in its Transpac and Interisland passenger revenues, respectively. The Company experienced, on average, increased (1) Transpac revenue passengers flown and yields of 12% and 10%, respectively, and (2) Interisland revenue passengers flown and yields of 9% and 6%, respectively.

Charter revenues totaled $60.8 million in the nine month period ended September 30, 2000, an increase of $30.1 million or 97.8% from the nine month period ended September 30, 1999. The increase is principally due to the Renaissance Cruise charter flights between Los Angeles and Papeete, Tahiti not being flown until August 1999.

The following table compares operating expenses per ASM by major category for the nine month periods ended September 30, 2000 and 1999:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                        --------------------------------         INCREASE
OPERATING EXPENSES PER ASM                                 2000                1999              (DECREASE)              %
---------------------------------------------------     -----------         ------------         -----------           ------
Wages and benefits.................................           2.23(cents)          2.23(cents)           --(cents)         --
Aircraft fuel, including taxes and oil.............           1.66                 1.11                0.55              49.5
Maintenance materials and repairs..................           1.59                 1.61               (0.02)             (1.2)
Rentals and landing fees...........................           0.54                 0.48                0.06              12.5
Sales commissions..................................           0.17                 0.23               (0.06)            (26.1)
Depreciation and amortization......................           0.22                 0.27               (0.05)            (18.5)
Other..............................................           1.78                 1.68                0.10               6.0
                                                        -----------         ------------         -----------
                                                              8.19                 7.61                0.58               7.6
Restructuring charge...............................           0.24                    -                0.24             100.0
                                                        -----------         ------------         -----------
            Total..................................           8.43(cents)          7.61(cents)         0.82(cents)       10.8
                                                        ===========         ============         ===========



All fluctuations in operating expenses per ASM were affected by an overall increase in ASM of approximately 16.4% period over period. Significant period to period variances were as follows:

Wages and benefits totaled $121.0 million for the nine month period ended September 30, 2000 versus $103.8 million for same period in 1999, an increase of $17.3 million or 16.7%. A majority of the increase is attributable to (1) a 3% wage increase effective January 1, 2000 and (2) on average, additional employee headcount period over period of approximately 14%.

Aircraft Fuel Cost increased period over period by $38.1 million or 73.6%. The Company incurred approximately $29.9 million more Aircraft Fuel Cost due to the increased price of fuel. The average cost of aircraft fuel per gallon of 84.6(cents), including taxes and the effects of the Company's fuel hedging program, increased by 26.5(cents) or 45.5%. The Company also consumed 17.2 million or 19.4% more gallons for the nine month period ended September 30, 2000.

Maintenance materials and repairs for the nine months ended September 30, 2000 increased by $11.0 million or 14.7%. The additional maintenance expense resulted from the net of (1) $13.1 million more in DC-10 maintenance expense, the result of increases in maintenance rates and the number and hours of DC-10 aircraft used and flown and (2) $2.2 million less DC-9 airframe and engine repairs.

Rentals and landing fees through September 30, 2000 increased by $6.7 million or 30.0% when compared to 1999. The increase is principally due to (1) $4.3 million of additional landing fees in 2000 as the two-year moratorium placed on landing fees at all airports in the State of Hawaii ended on September 1, 1999 and (2) $1.9 million in additional aircraft rents as, on average, two more DC-10s have been flown during 2000.

Sales commissions through September 30, 2000 decreased by $1.6 million or 15.5% compared to the same period last year. The decrease is primarily due to a reduction in the travel agency commission rate from 8% to 5% initiated in October 1999.

Other operating expenses increased period over period by $18.2 million or 23.2%. The increase is due to a combination of additional expenses throughout 2000 including (1) $7.3 million or 25.5% of aircraft service related expenses such as into-plane fueling, ground handling, security and catering services and interrupted trip expense and (2) $7.4 million or 34.5% in general and administrative expenses.

Refer to the discussion above for a description of restructuring charges incurred by the Company.

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

The agreement also requires the Company to fund through June 2001, in the aggregate, approximately $43 million toward the acquisition of the aircraft. The $43 million will be funded through a combination of internally generated funds and use of a revolving $22.5 million secured term loan facility with Rolls-Royce Deutchland GmbH ("Rolls-Royce"), the engine manufacturer for the 717-200. As of September 30, 2000, the Company had made approximately $36.3 million of the required $43 million in progress payments, with $29.1 million of these payments having been made in 2000.

The Company intends to use leveraged lease financing provided through Boeing to finance the acquisition of the aircraft. Each aircraft will be permanently financed upon delivery and the outstanding balance due Rolls-Royce under the revolving $22.5 million facility will be reduced with the permanent financing of each aircraft.

The Company currently utilizes 15 DC-9 aircraft for interisland service. The Company will retire one of these aircraft on November 30, 2000 in order to forego costly routine heavy maintenance required for continued use.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash and liquid short-term investment securities on hand at September 30, 2000 totaled $82.0 million. The Company continues to consider various borrowing, leasing and vendor service agreement options to supplement its cash requirements.

Cash and cash equivalents for the nine month period ended September 30, 2000 increased by $18.3 million. Operating activities provided $65.5 million in cash and cash equivalents, including a $32.9 million increase in air traffic liability. During the nine month period ended September 30, 2000, $29.1 million in required progress payments were made for the Boeing 717-200 aircraft acquisition. Approximately $11.7 million of these payments were made through use of internally generated funds. The remaining $17.4 million of payments were funded through the secured revolving term loan facility with Rolls-Royce described above. The Company also expended $9.4 million for capital expenditures for the nine month period ended September 30, 2000.

                           FUEL PRICE RISK MANAGEMENT

The Company utilizes heating oil forward contracts to manage its aircraft fuel costs. The Company employs a strategy whereby heating oil contracts are used to purchase approximately 40% of the Company's anticipated aircraft fuel needs on a rolling six month basis. At September 30, 2000, the Company held petroleum forward contracts to purchase 724,000 barrels of heating oil in the aggregate amount of $21.9 million through January 2002. These forward contracts represent approximately 40% of the Company's anticipated aircraft fuel needs for the next six months. A realized net gain on liquidated contracts amounting to $7.8 million is included as a component of Aircraft Fuel Cost for the nine months ended September 30, 2000.

                          STOCK AND WARRANT REPURCHASES

In March 2000, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. In August 2000, the Board of Directors increased the authorization to 10 million shares. Under the approved stock repurchase plan, the Company may repurchase Common Stock from time to time in the open market and in private transactions. The amount and timing of any repurchases are subject to a number of factors, including the "trading practices rules" promulgated under the Securities Exchange Act of 1934, the price and availability of the Company's stock and general market conditions. Including the effect of the repurchase of certain warrants, as of September 30, 2000, 7,354,738 shares of Common Stock had been repurchased by the Company for approximately $15.2 million.

                                    EMPLOYEES

As of September 30, 2000, the Company had 3,322 employees, of which 2,770 were employed on a full-time basis. The majority of Hawaiian Airlines' employees are covered by labor agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM"), the Air Line Pilots Association International ("ALPA"), the Association of Flight Attendants ("AFA"), the Transport Workers Union and the Communications Section Employees Union, with the amendable date of all five contracts being February 28, 2000. As of the date of this report, the Company had commenced discussions with the IAM, ALPA and AFA.

On August 3, 2000, the Company filed an application with the National Mediation Board ("NMB") for mediation assistance to expedite the negotiations with ALPA. Since August, negotiations with ALPA have been guided by NMB facilitators but an agreement has not been reached. Management cannot currently estimate the timeframe or results of the ensuing discussions. There can be no assurance that the discussions will result in favorable agreements and ratification between the Company and each labor group. Should the Company and the labor groups reach an impasse, the Company could be adversely affected.

                               DEFERRED TAX ASSETS

As of September 30, 2000, the Company had net deferred tax assets aggregating $18.7 million based on gross deferred tax assets of $53.6 million less a valuation allowance of $23.1 million and deferred tax liabilities of $11.8 million. Utilization of these deferred tax assets is predicated on the Company being profitable in future years. In consideration of the restructuring charge discussed above, the Company reduced the carrying value of its deferred tax asset as of September 30, 2000 by $1.0 million. The Company will continually assess the adequacy of its financial performance in determining its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company's income tax provision and net income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to certain market risks related to aircraft fuel. Refer to FUEL PRICE RISK MANAGEMENT as described above for further discussion on aircraft fuel and related financial instruments.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         There are no material developments in matters previously reported or reportable events arising in the three or nine months ended September 30, 2000.

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

         A majority of the Company's ticket sales for the nine month period ended September 30, 2000 are made by travel agents, including approximately 31% by five large wholesalers. In the nine month period ended September 30, 2000, one particular wholesaler, Panda Travel, Inc., constituted approximately 16% of the Company's total ticket sales.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit 27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  Current Report on Form 8-K dated July 14, 2000 reporting
                  Item 5, "Other Events"

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HAWAIIAN AIRLINES, INC.



November 14, 2000                 By  /s/ WILLIAM F. LOFTUS
                                      ----------------------------------------
                                      William F. Loftus
                                      Executive Vice President and
                                        Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)