Form 10-K
period 2000-12-31
HAWAIIAN AIRLINES INC/HI
filed 2001-04-02
CIK 46205

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8836

HAWAIIAN AIRLINES, INC.
(Exact name of registrant as specified in its charter)

HAWAII (State or other jurisdiction of incorporation or organization)	99-0042880 (IRS Employer Identification No.)
3375 Koapaka Street, Suite G-350 Honolulu, Hawaii (Address of principal executive offices)	96819 (zip code)

Registrant's telephone number, including area code: (808) 835-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Preferred Stock Purchase Rights	American Stock Exchange, Inc.
Common Stock ($.01 par value)	Pacific Exchange, Inc.

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / /  No /x/

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes /x/  No / /

    As of March 1, 2001, 33,715,099 shares of Common Stock of the Registrant were outstanding. The aggregate market value of voting stock held by non-affiliates (15,388,313 shares) of the Registrant on March 1, 2001 is $37,855,250.

DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference in Part III of this Form 10-K.

EXHIBIT INDEX ON PAGE 34

FORWARD-LOOKING STATEMENTS

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

    Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings, could cause the Company's results to differ from results that have been, or may be, projected by, or on behalf of, the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1. BUSINESS.

The Company

    Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") is the largest airline headquartered in Hawaii, based on operating revenues of $607.2 million for 2000. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company was incorporated in January 1929 under the laws of the Territory of Hawaii. The Common Stock of the Company trades on the American Stock Exchange and The Pacific Exchange under the symbol "HA." The Company's principal offices are located at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819. Its telephone and facsimile numbers are (808) 835-3700 and (808) 835-3690, respectively. Its website address is www.hawaiianair.com.

Operations

Passenger Service

    The Company's chief source of revenue is scheduled passenger airline service. Scheduled passenger airline service consists of, on average and depending on seasonality, approximately 179 flights per day with daily service between Hawaii and Las Vegas, Nevada and the four key United States ("U.S.") West Coast gateway cities of Los Angeles and San Francisco, California, Seattle, Washington and Portland, Oregon ("Transpac"); daily service among the six major islands of the State of Hawaii ("Interisland"); and twice weekly service from Hawaii to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("Southpac"). The Company also provides charter service from Honolulu to Las Vegas and to Anchorage, Alaska and from Los Angeles to Papeete, Tahiti ("Overseas

Charter"). The Company operates a fleet of DC-9 and DC-10 aircraft to service these routes, however, as discussed below, new Boeing 717-200 aircraft will replace the DC-9 aircraft during 2001.

    During 2000, the Company's Transpac operations served Honolulu, Kahului, Maui and Kona, Hawaii and Las Vegas and the U.S. West Coast gateway cities of Los Angeles, San Francisco, Seattle and Portland. DC-10 aircraft are used to service Transpac routes. In 2000, the Transpac market represented approximately 51.9% of the Company's total operating revenues.

    Management estimates that the entire Interisland market averages approximately nine to ten million passengers annually. Approximately two-thirds of Interisland travelers are visitors to Hawaii while the balance are Hawaii residents. The Company's Interisland operations provide service to seven airports on the six major Hawaiian islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. The Company's Interisland routes are currently serviced with DC-9 aircraft, however, during 2001, these aircraft will be entirely replaced with new Boeing 717-200 aircraft. During 2000, the Interisland market represented approximately 30.2% of the Company's total operating revenues.

    Hawaiian Airlines currently is the sole carrier providing scheduled air service between Honolulu and American Samoa and Tahiti. These Southpac routes are serviced with DC-10 aircraft. During 2000, the Southpac market represented approximately 4.0% of the Company's total operating revenues.

    In addition to its scheduled service, the Company operated, on average, seven weekly charter flights between Honolulu and Las Vegas, two to three charter flights per week between Honolulu and Anchorage and approximately seventeen charter flights per month between Los Angeles and Papeete, Tahiti. The Company's Overseas Charter operation utilized DC-10 aircraft and produced 13.9% of the Company's total operating revenues in 2000.

    Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this Form 10-K for further discussion on the Company's passenger service routes.

Fuel

    Aircraft fuel is a significant expense for any air carrier and even marginal changes in fuel prices can greatly impact a carrier's profitability. The following table sets forth statistics about Hawaiian Airlines' aircraft fuel consumption and cost for each of the last three years (including the beneficial impact of the Company's fuel hedging program):

Year	Gallons consumed (in thousands)	Total cost, including taxes (in thousands)	Average cost per gallon	% of operating expenses
2000	141,429	$126,962	89.8 ¢	20.4%
1999	120,894	$76,148	63.0 ¢	14.4%
1998	107,260	$66,387	61.9 ¢	16.2%

    The single most important factor affecting petroleum product prices, including the price of aircraft fuel, continues to be the actions of the major oil producing countries in setting targets for the production and pricing of crude oil. In addition, the markets for heating oil, diesel fuel, automotive gasoline and natural gas affect aircraft fuel prices. All petroleum product prices continue to be subject to unpredictable economic, political and market factors. Also, the balance among supply, demand and price has become more reactive to world market conditions. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, continues to be unpredictable. A fuel supply shortage resulting from a disruption of oil imports or otherwise, could result in higher fuel prices or curtailment of scheduled service which could have a material adverse effect on the Company.

    The cost of aircraft fuel increased throughout 2000 however appears to be stabilizing in early 2001. In the first two months of 2001, prices paid by the Company for jet fuel have dropped below $.90 per gallon from the more than $1.00 per gallon in the last quarter of 2000. A one-cent change in the cost per gallon of fuel has an impact on the Company's operating expenses of approximately $120,000 per month (based on 2000 consumption). Changes in fuel prices may have a greater impact on the Company than certain of its competitors with more modern, fuel-efficient aircraft, however, the Company expects to realize savings in fuel expense in 2001 with the introduction of thirteen new B717-200 aircraft to its fleet. Significant changes in fuel costs would materially affect the Company's operating results.

    Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this Form 10-K for further discussion on aircraft fuel expense and the financial instruments used by the Company to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs.

Aircraft

    As of December 31, 2000, the Company's fleet consisted of fifteen DC-10 and fifteen DC-9 aircraft:

    DC-10 aircraft. Of the fifteen DC-10 aircraft, ten are leased from American Airlines, Inc. ("American") on long-term operating leases expiring December 31, 2003. Three DC-10 aircraft are leased from Continental Airlines, Inc. ("Continental"), two of which were added to the Company's fleet in 2000. These aircraft are on operating leases, two of which expire in January 2002 and one in May 2002. The remaining two DC-10 aircraft, which were acquired by the Company in December 1998 and March 1999, were sold to BCI Aircraft Leasing, Inc. in a sale-leaseback transaction completed in January 2001 and continue to be operated by the Company under operating leases expiring in 2004. Heavy maintenance for the DC-10 aircraft leased from Continental is provided through a contract with Continental; the heavy maintenance for the other twelve DC-10 aircraft is provided under an agreement with American. The average age of the Company's DC-10 aircraft is 25 years.

    DC-9 aircraft. Of the fifteen DC-9 aircraft, nine are owned by the Company, five are leased under operating leases which expire at various times between 2001 and 2004, and one is under capital lease which expires on November 30, 2002. The Company intends to retire the entire DC-9 fleet during 2001 as the Boeing 717-200 aircraft (discussed below) are delivered and inducted into service. The average age of the Company's DC-9 aircraft is 23 years.

    Boeing 717-200 aircraft. In March of 2000, the Company announced that it had executed a definitive agreement with The Boeing Company ("Boeing") to acquire thirteen new Boeing 717-200 aircraft, with rights to acquire an additional seven aircraft. The Boeing 717-200 aircraft will be acquired utilizing leveraged lease financing provided by Boeing affiliates and will be delivered to the Company between February and December of 2001. The first two Boeing 717-200 aircraft were delivered to the Company on February 28, 2001 and March 14, 2001.

    The Boeing 717-200 aircraft will replace the DC-9 aircraft for the Company's interisland service. The Boeing 717-200 aircraft have the same Federal Aviation Administration Type Certificate as the DC-9, allowing easier maintenance and crew transitioning; seat eight passengers in first class and 115 in coach; utilize twin BMW Rolls-Royce BR715 engines that generate emissions below existing federal standards; and meet, as currently defined, Federal Stage 3 and proposed Stage 4 noise requirements. The 717-200 aircraft are reported to be more fuel-efficient and less costly to maintain than the Company's aging DC-9 fleet.

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

    Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this Form 10-K and Note 5 in the Notes to Financial Statements for further discussion on the Company's sale-leaseback transactions, intended narrow-body fleet transition and aircraft fleet and the maintenance thereof.

Segment Information

    Principally all operations of the Company either originate or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of the Company's route structure in its various markets. The Company operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to the Company's chief operating decision-maker on both the Company's geographic components and the Company's product and service components, resulting in the components based on products and services constituting the operating segment. As the Company offers only one service (i.e., air transportation), management has concluded that it has only one segment. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this Form 10-K for discussion on scheduled and chartered passenger revenues, and Note 14 in the Notes to Financial Statements for scheduled and chartered passenger revenues.

Seasonality

    The airline industry is a highly cyclical business with substantial volatility. Airlines frequently experience seasonal fluctuations in traffic that may deplete cash during off-peak periods. Other factors which may create fluctuations in cash levels that are not necessarily seasonal, include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of airline travel, both personal and, to a lesser extent business, is discretionary, the industry tends to experience adverse financial results in general economic downturns. Accordingly, airlines require substantial liquidity to sustain continued operations under most conditions. Working capital deficits are not uncommon in the airline industry as airlines typically have no product inventories and sales of tickets not yet flown are reflected as current liabilities.

    The Company's results are sensitive to seasonal and cyclical volatility primarily due to seasonal leisure and holiday travel. Hawaii is a popular destination for passengers flying on frequent flyer travel awards and is, in general, a popular spot for vacation travelers. Thus, traffic levels are typically lowest in the first quarter of the year with increased traffic levels occurring during June, July, August and December. Aggressive fare pricing strategies that increase the availability and size of ticket discounts are generally utilized by the Company during weaker travel periods. Because certain of the Company's costs do not vary significantly regardless of traffic levels, such seasonality may substantially affect the Company's profitability and liquidity.

Dependence on Tourism

    As the Company's base of operations principally resides in Hawaii, the Company's profitability is linked primarily to the number of travelers to, from and among the Hawaiian Islands. Tourists constitute a majority of the travelers to and from Hawaii with tourism levels being affected by, among other things, the strength of the local Hawaii economy, the popularity of Hawaii as a tourist destination in general and other global factors, including the political and economic climate in the areas from which tourists to Hawaii typically originate. In 2000, the number of visitors to Hawaii totaled approximately 7.0 million, a 3.5% increase over the previous year. Preliminary statistics from the Hawaii Visitors and Convention Bureau (the "HVCB") estimate that in 2000, visitors arriving aboard flights from the Continental United States increased by 4.6%, while international visitors, arriving aboard flights from foreign countries, including Canada, increased 1.6%. Year over year, the island of Oahu experienced increased visitor counts of 4.8%. Kauai, Maui, the Big Island of Hawaii, Lanai and Molokai experienced decreased visitor counts of 0.9%, 2.2%, 2.9%, 9.5% and 8.0%, respectively.

    No assurance can be given that the level of passenger traffic to Hawaii will not decline in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on the Company's operations and profitability.

Competition

    The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, recodified into the Transportation Act, which has substantially eliminated government authority to regulate domestic routes and fares and has increased the ability of airlines to compete with respect to destination, flight frequencies and fares. Airline profit levels are highly sensitive to, and can be severely impacted by, among other things, adverse changes in fuel costs, average yield (seat pricing) and passenger demand.

    The U.S. airline industry has consolidated in recent years as a result of mergers and liquidations, and further consolidation may occur in the future. The consolidations have, among other things, enabled certain carriers to expand their international operations and increase their presence in the U.S. domestic market. In addition, the airline industry has experienced in recent years alliances among U.S. carriers and between large U.S. and foreign carriers, allowing those carriers within such alliances to strengthen their overall operations. Conversely, the industry has also seen in recent years the emergence and growth of low cost, low fare domestic carriers which have further intensified competitive pressures. Aircraft, skilled labor and gates at most airports continue to be available to start-up carriers. In some cases, the new entrants have initiated or triggered price discounting.

    Many of the Company's competitors are larger and have substantially greater resources. In addition, the commencement of service by new carriers on the Company's routes could negatively impact the Company's operating results. Competing airlines (including the Company) have, from time to time, reduced fare levels and increased capacity beyond market demand on routes served by the Company in order to maintain or generate additional revenues. Such activity, which may occur in the future, by competing airlines could reduce fares or passenger traffic to levels where profitable operations could not be sustained. Due to its relative smaller size, the Company may be less able than larger airlines to withstand aggressive marketing tactics or a prolonged fare war initiated by its larger competitors.

    Vigorous price competition exists, with competitors frequently offering reduced discount fares and other promotions to stimulate traffic during weaker travel periods, generate cash flow or increase relative market share in selected markets. The introduction of broadly available, deeply discounted fares by a U.S. airline could result in lower yields for the entire industry and could have a material adverse effect on the Company's operating results.

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

Transpac

    On its Transpac routes, the Company currently competes with major carriers such as United Airlines, Inc. ("United"), Delta Airlines, Inc., Northwest Airlines, Inc. ("Northwest") and, to a lesser extent, Continental and American. In addition, the Company competes against charter carriers in the Transpac market. The Company believes that Transpac competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service, aircraft type and in-flight service.

Interisland

    While there are several small commuter and air taxi companies providing air transportation to Hawaii airports that cannot be served by large aircraft, the Interisland market is serviced primarily by the Company and its primary competitor in the Interisland market, Aloha Airlines, Inc. ("Aloha"). Aloha's competitive position is strengthened through its marketing affiliation with United, the largest carrier of passengers to Hawaii. Aloha participates in United's frequent flyer program and also has a code sharing agreement with United. At present, Aloha principally utilizes nineteen Boeing 737 aircraft with a schedule that averages approximately, depending on seasonality, 170 daily flights, which service the same basic Interisland routes as the Company. The Company has, depending on seasonality, approximately 160 Interisland flights per day. Also, refer to the discussion below regarding the Company's major marketing affiliations, including code sharing arrangements with American, Continental, Northwest and other airlines. The Company believes that Interisland competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service and aircraft type.

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

    The Company leases ten DC-10 aircraft from American. American is responsible for maintenance on all of the Company's DC-10 aircraft (leased and owned) except for the three DC-10 aircraft leased from Continental, for which Continental provides maintenance services. The maintenance agreement with American provides the Company access to spare parts, engines and rotables for the maintenance of these aircraft. As such, the Company does not maintain large inventories of spare engines or parts to support the operation of the DC-10 aircraft. The Company pays a minimum contractual power by the hour charge for maintenance services, monthly in arrears. During 2000, the Company incurred approximately $85.8 million of lease and maintenance expenses under the American leases and aircraft maintenance agreements. Maintenance performed by American on applicable DC-10 aircraft of the Company is subject to American's right to terminate such services at any time with 180 days prior notice. If American terminated the maintenance arrangement, the Company would have to seek an alternate source of maintenance service or undertake to maintain these DC-10s internally. No assurance can be given that the Company would be able to do so on a basis that is as cost-effective as the American maintenance arrangement. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this Form 10-K for further discussion on the Company's DC-10 aircraft fleet.

    The Company has code sharing agreements with American, American Eagle carrier Wings West Airlines, Inc., Northwest, Continental and Virgin Atlantic. The Company also participates in the frequent flyer programs of American, Northwest and Continental. These programs and services make the Company more competitive, but increase its reliance on third parties.

    In 2000, 1999, and 1998, a majority of the Company's ticket sales were generated by travel agents, including approximately 34%, 35%, and 40% by five large wholesalers. In 2000, Hawaii-based wholesaler, Panda Travel Inc., constituted approximately 17% of the Company's total ticket sales. Travel agents generally have a choice between two or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies to favor another airline or to disfavor the Company could adversely affect the Company. Although management intends to continue to offer an attractive and competitive product to travel agencies and to maintain favorable relations with travel agencies, there can be no assurance that travel agencies will not disfavor the Company or favor other airlines in the future, either of which could have an adverse effect on the Company's operations and profitability.

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

    The FAA frequently issues air worthiness directives, often in response to specific incidents or reports by operators or manufacturers, requiring operators of specified equipment to perform prescribed inspections, repairs or modifications within stated time periods or numbers of cycles. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, cargo compartment fire detection/suppression systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements. The Company cannot predict what new air worthiness directives will be issued and what new regulations will be adopted or how they will affect the Company. The Company expects that new air worthiness directives and regulations will require the Company to incur expenditures for the purposes of complying with the directives and regulations.

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

Limitation on Foreign Ownership of Shares

    The Transportation Act prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier. The Company's Restated Articles of Incorporation prohibit the ownership or control of more than 25% (to be increased or decreased from time to time, permissible under the laws of the U.S.) of issued and outstanding voting capital stock of the Company by persons who are not "citizens of the U.S.". As of December 31, 2000, less than 25% of the Common Stock of the Company was held by non-U.S. citizens.

Insurance

    The Company is exposed to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss of service, but also significant potential claims of injured passengers and others. The Company is required by the DOT to carry liability insurance on each of its aircraft. The Company currently maintains commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets including public liability insurance and coverage for losses resulting from the physical destruction or damage to the Company's aircraft which management believes is adequate and consistent with current industry practice. However, there can be no assurance that the amount of such coverage will not be changed or that the Company will not bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage could have a material adverse effect on the Company.

Landing Fees and Ticket Taxes

    Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this Form 10-K for discussion on landing fees in the State of Hawaii and Federal taxes on tickets.

Employees

    As of December 31, 2000, Hawaiian Airlines had 3,313 active employees, of which 2,755 were employed on a full-time basis. The majority of Hawaiian Airlines' employees are covered by labor agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM"), the Air Line Pilots Association International ("ALPA"), the Association of Flight Attendants ("AFA"), the Transport Workers Union ("TWU") and the Communications Section Employees Union ("CSE"). The amendable date of all six contracts was February 28, 2000. In December 2000, the Company and ALPA reached an agreement on a new 42-month contract that went into effect on January 1, 2001. Terms of the accord were ratified by ALPA's Master Executive Council. The Company is currently in direct negotiations with the IAM and AFA. If no agreement is reached in direct negotiations, federally- mandated mediation will occur and could last for an unspecified period of time. Although the overwhelming majority of labor negotiations in the airline industry are resolved in mediation, there can be no assurance that the discussions will result in an agreement and ratification between the Company and each labor group. The time required to negotiate a contract under the Railway Labor Act varies. Therefore, management cannot currently estimate the timeframe or results of the ensuing discussions. Should the Company and the labor groups be unable to reach an agreement, the Company could be adversely affected.

Executive Officers

    Information provided in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders concerning the Company's current directors and their business experience is incorporated herein by reference other than the following, which comprise the Executive Officers of the Company.

    JOHN W. ADAMS has been Chairman of the Board of Directors since February 2, 1996; he is also Chairman of the Executive Committee. He has been the President since 1984 of Smith Management LLC, a private investment firm. He was a member of the Board of Directors of Harvard Industries, Inc. from October 1994 until November 1998, and was Chairman of the Board and Chief Executive Officer of Harvard Industries from February 1997 until November 1998. He served on the Board of Directors of Servico, Inc., a lodging owner and management company, from April 1994 until August 1997, being Chairman of the Board from December 1995 until he resigned from the Board. Mr. Adams was Chairman of the Board of Directors of Regency Health Services, Inc., a health care services company, from July 1994 until October 1997. Age 57.

    PAUL J. CASEY was President and Chief Executive Officer from April 1997 until he was appointed Vice Chairman and Chief Executive Officer effective January 31, 2001. He has also been a director and a member of the Executive Committee of Hawaiian Airlines since April 1997. He was the President and Chief Executive Officer of the Hawaii Visitors and Convention Bureau from 1995 until March 1997. He was Managing Director-Asia/Pacific of the Thomas Cook Group during 1994. He was Vice President-International Division of Continental Airlines from 1991 until 1994, and Vice President-Asia/Pacific of Continental Airlines from 1985 until 1991. In 1999, he became a director of Outrigger Hotels, Inc., a Hawaii based company with hotel and resort properties throughout the Pacific area. Age 54.

    ROBERT W. ZOLLER, JR.  was Executive Vice President-Operations and Service from December 1999 until January 31, 2001, when he was appointed President and Chief Operating Officer. He held Vice President positions at AirTran from 1996 to 1999, including most recently Senior Vice

President of Maintenance and Engineering. From 1991 to 1996, he was Vice President of Operations for AMR Eagle, Inc. and Managing Director of Eagle Aviation Services, Inc. Age 54.

    WILLIAM F. LOFTUS served as Executive Vice President, Chief Financial Officer and Treasurer from July 17, 2000 until February 28, 2001. He is a former Senior Vice President and Chief Financial Officer for US Airways and has held senior executive positions with several Fortune 100 companies. He is a Principal of The Loftus Group, a management consulting entity. Age 62.

    JOHN B. HAPP  has been Senior Vice President-Marketing & Sales since December 1997. He served dual roles of Vice President-Market Planning for LTU Airlines and Vice President-Marketing for their subsidiary, Go America, from 1996 to 1997. From 1989 to 1996, he held various senior marketing and business development positions at Continental Airlines, Inc., including most recently Managing Director of the Newark Business Unit. Age 45.

    RUTHANN S. YAMANAKA has been Senior Vice President-People Services Group since March 1998. She was Senior Vice President-Assistant Director, Human Resources for Bank of Hawaii from July 1994 through February 1998 and Manager, Quality Assurance Administration from 1988 to 1994. Age 47.

    LYN F. ANZAI has been Vice President-General Counsel and Corporate Secretary since July 1997. She was Senior Counsel in the Corporate/Investment Legal Division of Kamehameha Schools Bishop Estate from November 1990 until July 1997. Age 57.

    ROLLAND F. LAWRENCE was appointed Vice President-Flight Operations on June 26, 2000. He has been a pilot with the Company since 1966 and most recently served as a DC-10 Captain. Age 60.

    H. NORMAN DAVIES, JR.  has been Vice President-Safety and Security since January 6, 1997. He was Chief Pilot in New York for Delta Airlines, Inc. from November 1991 until June 1996. Age 64.

    JOHN L. RYAN was appointed Vice President-Maintenance and Engineering on April 26, 1999. He was Director-Maintenance and Engineering with Reno Air from June 1998 through April 1999. Prior to joining Reno Air, he held a series of management positions with United Airlines from March 1962 until his retirement in June 1998 as Regional Manager of Aircraft Maintenance. Age 60.

    BLAINE J. MIYASATO has been Vice President-Customer Services since January 2000. He was Vice President-In-Flight, Catering and Product Development from February 1999 to January 2000. From 1993 to 1998 he held various senior positions at the Company including Senior Director-In-Flight, Product Development and Catering. Age 38.

    EDWARD W. PINION  has been Vice President-Purchasing and Logistics since August 2000. He was Vice President of Purchasing from March 1999 until August 2000. He was manager of aviation fuels for BHP/Tesoro from March 1996 until 1999. From 1994 to 1996, he was Commander of the Defense Fuel Region, Pacific, and Commander of the Defense Logistics Agency, Pacific, at Camp H.M. Smith. Age 50.

    GLENN G. TANIGUCHI has been Vice President-Schedule Planning since 1998. He was Vice President-Schedule Planning and Reservations from 1995 to 1998. He was Staff Vice President-Schedule Planning and Reservations of Hawaiian Airlines from 1991 until 1995. Age 58.

    All officers are appointed annually by the Board of Directors at their first meeting after the annual meeting of shareholders at which the Board of Directors is elected and at subsequent meetings of the Board or as directed by the Bylaws or as delegated by the Board. The following were officers of the Company during part of 2000:

    JOHN L. GARIBALDI was Executive Vice President and Chief Financial Officer from May 1996 until his separation effective July 14, 2000. He was Vice President and Chief Financial Officer of The Queen's Health Systems from 1992 until 1996 and Senior Vice President-Finance and Planning and Chief Financial Officer of Aloha Airgroup, Inc./Aloha Airlines, Inc. from 1985 until 1992. Age 47.

    MICHAEL P. LOO was Vice President-Controller since 1996 until his resignation in November 2000. He was Staff Vice President-Controller from 1994 until 1995. He was previously with KPMG LLP until 1993. Age 36.

    CLARENCE K. LYMAN was Vice President-Finance, Treasurer and Assistant Corporate Secretary from 1991 until his separation effective August 18, 2000. Age 54.

    On March 1, 2001, CHRISTINE R. DEISTER was appointed Executive Vice President, Chief Financial Officer and Treasurer, replacing William F. Loftus. She had been employed with TWA for more than 30 years, most recently as Senior Vice President-Finance and Treasurer. Age 51.

    No executive officer of the Company bears any relationship by blood, marriage or adoption to any other executive officer or director, except that John W. Adams' sister is married to director Robert G. Coo.

    Information provided in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference for Part III, Items 11 through 13 of this Form 10-K.

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

    None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    The Registrant's Common Stock is traded on the American Stock Exchange and Pacific Exchange under the symbol HA. The following table sets forth the reported high and low sales prices for the Common Stock for the quarters indicated, as reported by the American Stock Exchange:

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	2-1/2	2-7/8	2-3/4	2-1/2
low	1-3/4	2-1/16	2-1/4	1-3/4
1999	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	3-3/16	3	2-7/8	2-1/2
Low	2-3/8	2-1/2	2-3/16	2

    As of March 1, 2001, there were approximately 1,021 holders of record of the Company's Common Stock.

    Under the terms of the financing arrangement with CIT Group/Business Credit, Inc., the Company is restricted from paying any cash or stock dividends. No dividends were paid by the Company in 2000 or 1999.

    In March 2000, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. In August 2000, the Board of Directors increased the authorization to 10 million shares. Under the approved stock repurchase plan, the Company may repurchase Common Stock from time to time in the open market and in private transactions. The amount and timing of any repurchases will be subject to a number of factors, including the "trading practices rules" promulgated under the Securities Exchange Act of 1934, the price and availability of the Company's stock and general market conditions. Including the effect of the repurchase of certain warrants, as of December 31, 2000, 9,242,808 shares of Common Stock had been repurchased by the Company for approximately $19.2 million.

ITEM 6. SELECTED FINANCIAL DATA.

    Information under the caption "Selected Financial and Statistical Data" on pages F-28 to F-30 contained in Part IV, Item 14 of this Form 10-K is incorporated herein by reference. The "Selected Financial and Statistical Data" on pages F-28 to F-30 should be read in connection with the accompanying Financial Statements of the Company and the notes related thereto and Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
2000 Compared to 1999

    For the year ended December 31, 2000, the Company incurred operating and net losses of $13.8 million and $18.6 million, respectively. As discussed below, in 2000 the Company recorded $14.9 million in pretax restructuring charges in conjunction with its intent to replace its narrow-body DC-9 Interisland fleet and a $7.6 million pretax loss on assets held for sale on the two DC-10 aircraft sold in January 2001. Excluding the effects of the restructuring charges and the loss on assets held for sale, the Company generated operating and net income of $8.7 million and $5.5 million, respectively. While total operating revenues increased by $118.3 million or 24.2%, primarily as a result of increased passenger and charter revenues, operating expenses, net of impairment loss, restructuring charges and the loss on assets held for sale, also increased by $116.1 million or 24.1%, of which $50.8 million related to year over year increases in fuel expense. In response to the Company's increased flight operations, Available Seat Mile ("ASM") growth of 14.7% and investments in infrastructure to support the Company's growth strategies, operational cost increases were incurred in wages and benefits, maintenance, aircraft fuel and certain general and administrative expense categories.

Operating Revenues

    Operating revenues totaled $607.2 million in 2000 compared to $488.9 million in 1999, an increase of $118.3 million or 24.2%.

Passenger and Charter

    The following table compares operating passenger revenues and statistics, in thousands, except as otherwise indicated, for the years ended 2000 and 1999:

Operating Passenger Revenues and Statistics	2000		1999		Increase (Decrease)%
Scheduled:
Passenger revenues	$475,475		$400,251		$75,224		18.8
Revenue passengers	5,886		5,425		461		8.5
Revenue passenger miles	4,492,395		4,076,576		415,819		10.2
Available seat miles	5,967,810		5,468,589		499,221		9.1
Passenger load factor	75.3%		74.5%		0.8		1.1
Yield	10.6	¢	9.8	¢	0.8	¢	8.2

Overseas Charter:
Charter revenues	$82,358		$46,570		$35,788		76.8
Revenue passengers	382		283		99		35.0
Revenue passenger miles	1,165,436		803,524		361,912		45.0
Available seat miles	1,279,749		852,155		427,594		50.2

Total Operations:
Passenger revenues	$557,833		$446,821		$111,012		24.8
Revenue passengers	6,268		5,708		560		9.8
Revenue passenger miles	5,657,831		4,880,100		777,731		15.9
Available seat miles	7,247,559		6,320,744		926,815		14.7

    Significant year to year variances were as follows:

    The introduction of additional DC-10 capacity, efforts to improve fare and passenger mix and initiation and maintenance of general price increases resulted in increased scheduled passenger revenues of $75.2 million or 18.8%. Year over year, the Company experienced $22.9 million and $50.5 million increases in its Interisland and Transpac passenger revenues, respectively. These increases were principally a result of the Company carrying approximately 8% and 10% more Interisland and Transpac revenue passengers and a 7% and 11% increase in its Interisland and Transpac yield, respectively.

    Overseas charter revenues increased by $35.8 million or 76.8% in 2000. The increase is primarily associated with the Company commencing charters between Los Angeles and Tahiti on August 31, 1999 and operating additional ad hoc charters year over year.

Cargo and Other

    Cargo and other operating revenues in 2000 totaled $49.4 million, an increase of $7.3 million or 17.4% over cargo and other operating revenues in 1999. The increase is primarily due to additional capacity and increased cargo rates resulting in increased cargo revenues; general increases in the Company's contract services; and continued promotion of the Company's frequent flyer program.

Operating Expenses

    Operating expenses totaled $621.0 million in 2000, an increase of $91.6 million or 17.3% from total operating expenses of $529.4 million in 1999.

    The following table compares operating expenses per Available Seat Mile ("ASM") by major category for 2000 with 1999:

Operating Expenses Per ASM	2000		1999		Increase (Decrease)%
Wages and benefits	2.21	¢	2.19	¢	0.02 ¢	0.9
Maintenance materials and repairs	1.53		1.61		(0.08)	(5.0)
Aircraft fuel, including taxes and oil	1.76		1.21		0.55	45.5
Rentals and landing fees	0.54		0.50		0.04	8.0
Depreciation and amortization	0.23		0.27		(0.04)	(14.8)
Sales commissions	0.20		0.20		—	—
Other	1.78		1.65		0.13	7.9

	8.25		7.63		0.62	8.1
Impairment loss	—		0.74		(0.74)	(100.0)
Restructuring charges	0.21		—		0.21	100.0
Loss on assets held for sale	0.10		—		0.10	100.0

Total	8.56	¢	8.37	¢	0.19 ¢	2.3

    All fluctuations in operating expenses per ASM were affected by an overall increase in ASM of approximately 14.7% in 2000 from 1999. Significant year to year variances were as follows:

    Wages and benefits totaled $160.5 million in 2000 versus $138.4 million in 1999, an increase of $22.1 million or 16.0%. A majority of the increase is attributable to a 3% wage increase effective January 1, 2000 and additional wages and benefits from implementation of the Company's growth strategies which resulted in increased flying operations. The Company had 3,313 active employees at the end of 2000 versus 3,091 active employees at the end of 1999.

    Maintenance materials and repairs increased by $9.4 million or 9.3%. The Company incurred $15.9 million more DC-10 maintenance expense in 2000 than 1999 as a result of increases in the maintenance rates charged by American, the addition of three DC-10 aircraft serviced by Continental, and the number of DC-10 aircraft hours flown. The increase was offset by the reduction of DC-9 airframe and engine maintenance of $6.5 million in 2000.

    Aircraft fuel, including taxes and oil ("Aircraft Fuel") totaled $127.2 million in 2000 versus $76.4 million in 1999. Year over year, Aircraft Fuel expense increased by $50.8 million or 66.5%, primarily due to a 17.0% increase in gallons consumed and a 58.7% increase in the average cost of aircraft fuel per gallon (exclusive of taxes and the impact of the Company's fuel hedging program). The average price per gallon rose continuously throughout the year with the October, November and December prices each more than $1.00 per gallon. This brought the average purchase price for 2000 to $.90 per gallon. The Company's fuel hedging program offset more than $11.7 million of the cost increase and reduced the net fuel cost per gallon by more than $.08 to less than $.82. In 2001 increased operations offset by more fuel efficient newer aircraft should result in approximately the same fuel volume consumption as in 2000. Given this, each one cent change in the price per gallon of fuel has a $1.4 million impact on annual operating expenses. Fuel prices per gallon have dropped below $.90 early in 2001 from the more than $1.00 in the last quarter of 2000.

    Rentals and landing fees in 2000 increased by $7.8 million or 24.7% when compared to 1999. The increase is a net of $4.8 million of additional landing fees incurred in 2000, as the two year moratorium placed on landing fees at all airports in the State of Hawaii ended September 1, 1999, less $1.1 million in landing fees refunded in 2000; $3.7 million in lease rent paid for the three additional DC-10s placed into service between December 1999 and December 2000; and $.5 million in additional space rentals.

    Depreciation and amortization totaled $16.3 million in 2000 compared to $17.1 million in 1999. The decrease is due to the reduction in DC-9 property as a result of the impairment loss recorded in December 1999, offset by the additional depreciation incurred from property placed into service in 2000.

    Sales commissions in 2000 increased $2.3 million or 18.7% when compared to 1999. The increase is due to an increase in commissionable sales offset by a decrease in the commission rate.

    Other operating expenses increased by $24.4 million or 23.3% in 2000 as compared to 1999. The increase is due to a combination of additional expenses incurred in 2000 including $1.4 million in advertising and promotion costs; $4.2 million in food and beverage expenses; $3.4 million in general and administrative costs, including credit card processing fees, booking fees, and third party services; $4.5 million in aircraft and passenger service related expenses; $1.1 million in personnel expenses primarily relating to crew accomodations; $4.7 million in interrupted trips and denied boarding expenses; $1.3 million in aircraft damages; and $3.3 million in adjustments to assets held for sale inventory.

    On December 31, 1999, the Company signed, subject to approval by the Company's Board of Directors, a definitive purchase agreement with Boeing to acquire thirteen new Boeing 717-200 aircraft, with rights to purchase an additional seven aircraft. On March 2, 2000, the Company announced that the Company's Board of Directors had approved the definitive purchase agreement with Boeing. In connection with its decision to replace the present Interisland DC-9 fleet with the Boeing 717s, the Company performed an evaluation to determine, in accordance with the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts of these aircraft and the related assets. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft were impaired as defined by SFAS No. 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect the fair market value as of December 31, 1999. In determining the fair market value of these assets, the Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The evaluation performed under the guidelines of SFAS No. 121 resulted in a $47 million pre-tax, non-cash impairment loss being recorded in fourth quarter 1999. The Company also recorded a $14.9 million pre-tax restructuring charge in 2000, of which $6.8 million was related to estimated costs to comply with the return condition provisions and early termination provisions of the five DC-9 aircraft under operating leases, and $8.1 million was recorded to reduce the DC-9 expendable inventory to fair market value as of December 31, 2000. The Company may incur restructuring charges throughout the year 2001 as it proceeds with its narrow-body fleet transition plan. The Company at this time does not anticipate any significant restructuring charges, if any, to be incurred.

New Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    The Company elected not to utilize hedge accounting and will be recognizing the change in fair value of its derivatives through earnings. Based upon the Company's derivative positions at December 31, 2000, the Company estimates that upon adoption, a gain of approximately $335,000 will be recorded as a cumulative effect of an accounting change in the statement of net income.

1999 Compared to 1998

    For the year ended December 31, 1999, the Company incurred operating and net losses of $40.5 million and $29.3 million, respectively. As discussed below, in 1999 the Company recorded a $47 million pretax impairment loss in conjunction with its intent to replace its narrow-body DC-9 Interisland fleet and a $772,000 net charge for the cumulative effect of a change in accounting principle related to the sale of mileage credits under its frequent flyer program. Excluding the effects of the impairment loss and the cumulative effect of a change in accounting principle, the Company generated operating and net income of $6.4 million and $3.0 million, respectively. While total operating revenues increased by $62.5 million, primarily as a result of increased passenger and charter revenues, operating expenses, net of impairment loss, increased by $73.4 million. In response to the Company's increased flight operations and investments in infrastructure to support the Company's growth strategies, operational cost increases were incurred in wages and benefits, maintenance, aircraft fuel and certain general and administrative expense categories.

Operating Revenues

    Operating revenues totaled $488.9 million in 1999 compared to $426.4 million in 1998, an increase of $62.5 million or 14.7%.

Passenger and Charter

    The following table compares operating passenger revenues and statistics, in thousands, except as otherwise indicated, for the years ended 1999 and 1998:

Operating Passenger Revenues and Statistics	1999		1998		Increase (Decrease)%
Scheduled:
Passenger revenues	$400,251		$354,245		$46,006		13.0
Revenue passengers	5,425		5,010		415		8.3
Revenue passenger miles	4,076,576		3,649,024		427,552		11.7
Available seat miles	5,468,589		4,940,001		528,588		10.7
Passenger load factor	74.5%		73.9%		0.6		0.8
Yield	9.8	¢	9.7	¢	0.1	¢	1.0
Overseas Charter:
Charter revenues	$46,570		$35,742		$10,828		30.3
Revenue passengers	283		250		33		13.2
Revenue passenger miles	803,524		689,578		113,946		16.5
Available seat miles	852,155		733,735		118,420		16.1
Total Operations:
Passenger revenues	$446,821		$389,987		$56,834		14.6
Revenue passengers	5,708		5,260		448		8.5
Revenue passenger miles	4,880,100		4,338,602		541,498		12.5
Available seat miles	6,320,744		5,673,736		647,008		11.4

    Significant year to year variances were as follows:

    The introduction of additional DC-9 and DC-10 capacity, efforts to improve fare and passenger mix and initiation and maintenance of general price increases resulted in increased scheduled passenger revenues of $46 million or 13%. Year over year, the Company experienced $5.5 million and $40 million increases in its Interisland and Transpac passenger revenues, respectively. These increases were principally a result of the Company carrying approximately 7% and 13% more Interisland and Transpac revenue passengers and a 7% increase in its Transpac yield.

    Overseas charter revenues increased by $10.8 million or 30.3% in 1999. The increase is primarily associated with the Company commencing charters between Los Angeles and Tahiti and the flying of additional ad hoc charters year over year.

Cargo and Other

    Cargo and other operating revenues in 1999 totaled $42.1 million, an increase of $5.6 million or 15.4% over cargo and other operating revenues in 1998. The increase is primarily due to additional Transpac capacity resulting in increased cargo revenues; general increases in the Company's service charges related to tickets; and continued promotion of the Company's frequent flyer program.

Operating Expenses

    Operating expenses totaled $529.4 million in 1999, an increase of $120.4 million or 29.4% from total operating expenses of $409.0 million in 1998.

    The following table compares operating expenses per Available Seat Mile ("ASM") by major category for 1999 with 1998:

Operating Expenses Per ASM	1999		1998		Increase (Decrease)%
Wages and benefits	2.19	¢	2.10	¢	0.09	¢	4.3
Maintenance materials and repairs	1.61		1.48		0.13		8.8
Aircraft fuel, including taxes and oil	1.21		1.17		0.04		3.4
Rentals and landing fees	0.50		0.54		(0.04)		(7.4)
Depreciation and amortization	0.27		0.22		0.05		22.7
Sales commissions	0.20		0.21		(0.01)		(4.8)
Other	1.65		1.49		0.16		10.7

	7.63		7.21		0.42		5.8
Impairment loss	0.74		—		0.74		100.0

Total	8.37	¢	7.21	¢	1.16	¢	16.1

    All fluctuations in operating expenses per ASM were affected by an overall increase in ASM of approximately 11.4% in 1999 from 1998. Significant year to year variances were as follows:

    Wages and benefits totaled $138.4 million in 1999 versus $118.9 million in 1998, an increase of $19.5 million or 16.4%. A majority of the increase is attributable to a 3% wage increase effective December 1, 1998 and additional wages and benefits from implementation of the Company's growth strategies which resulted in increased flying operations. Additional labor costs related to flight and inflight crews and ground personnel, including airport, maintenance and administrative locations approximated $8.7 million and $7.7 million, respectively. The additional labor costs also resulted in increased taxes and benefits of $3.7 million.

    Maintenance materials and repairs increased by $17.8 million or 21.2%. The Company incurred $11.9 million more DC-10 maintenance expense in 1999 than 1998, the result of increases in the maintenance rates charged by American and the number of DC-10 aircraft used and hours flown. The Company also incurred additional DC-9 airframe and engine maintenance of $5.6 million in 1999.

    Aircraft fuel, including taxes and oil ("Aircraft Fuel") totaled $76.4 million in 1999 versus $66.6 million in 1998. Year over year, Aircraft Fuel expense increased by $9.8 million or 14.7%, primarily due to a 12.7% increase in gallons consumed and a 1.8% increase in the net average cost of aircraft fuel per gallon. The cost of aircraft fuel increased throughout 1999.

    Rentals and landing fees in 1999 increased by $1.1 million or 3.6% when compared to 1998. The increase is a net of $2.9 million less in aircraft rental expense as the Company renegotiated its leases of American DC-10 aircraft in second quarter 1999; $1.4 million of additional space and parking rentals; and $2.6 million of additional landing fees as the two-year moratorium placed on landing fees at all airports in the State of Hawaii ended on September 1, 1999.

    Depreciation and amortization totaled $17.1 million in 1999 compared to $12.6 million in 1998. A majority of the $4.5 million or 35.9% increase is due to additional depreciation incurred from owned DC-9 and DC-10 aircraft and related rotable parts placed into service in 1999.

    Other operating expenses increased by $19.9 million or 23.5% in 1999 as compared to 1998. The increase is due to a combination of additional expenses incurred in 1999 including $5.4 million of aircraft service related expenses; $2.4 million in passenger food and beverage; $2.5 million of personnel expense; $1.6 million in advertising and promotion costs; and $7.0 million in general and administrative expenses, including professional and legal fees.

    In connection with its decision to replace the present Interisland DC-9 fleet with Boeing 717-200 aircraft, the Company performed an evaluation to determine, in accordance with the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts of these aircraft and the related assets. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect the fair market value as of December 31, 1999. In determining the fair market value of these assets, the Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The evaluation performed under the guidelines of SFAS No. 121 resulted in a $47 million pre-tax, non-cash impairment loss being recorded in fourth quarter 1999.

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

Aircraft, Routes and Alliances

    As previously discussed, the Company has contracted with Boeing to acquire thirteen new Boeing 717-200 aircraft during 2001. As the Boeing 717-200 aircraft are delivered and introduced into service, the Company will simultaneously retire its fleet of DC-9 aircraft used for the interisland market.

    As part of the purchase agreement for the Boeing 717-200 aircraft, the Company was required to fund through June 2001, in the aggregate, approximately $43 million in pre-delivery payments toward the acquisition of the aircraft. The $43 million is being funded through a combination of internally generated funds and use of a revolving $22.5 million secured term loan facility with Kreditanstalt Für Wiederaufbau ("KFW"), secured by Rolls-Royce Deutchland Gmbh ("Rolls-Royce"), the engine manufacturer for the 717-200. As of December 31, 2000, the Company had made approximately $39.4 million of the required $43 million in progress payments, with $32.2 million of these payments having been made in 2000, of which $22.0 million was financed by KFW as mentioned above.

    Acquisition of the Boeing 717-200 aircraft is structured using leveraged lease financing provided through Boeing affiliates. The first two aircraft have been, and each additional aircraft will be, permanently financed upon delivery and the outstanding balance due KFW under the revolving $22.5 million facility will be repaid with proceeds from the permanent lease financing of each aircraft.

    In an effort to build infrastructure and implement its present growth strategies, the Company also entered into agreements to lease three DC-10-30 aircraft from Continental Airlines, Inc. The Company took delivery of one of the DC-10-30 aircraft in 1999, one in April 2000 and one in December 2000. The leases expire in January 2002 for two of the aircraft and May 2002 for the third.

    In January 2001, the Company completed sale-leaseback transactions on the two owned DC-10s with BCI Aircraft Leasing, Inc. As of December 31, 2000, $7.6 million was recognized as a loss on assets held for sale to reduce the book value of these aircraft to net realizable value; the net realizable value of these aircraft of $12.8 million was included as assets held for sale on the Company's balance sheet; and the balance of the notes payable secured by the two aircraft of $7.1 million was classified as current portion of long-term debt on the Company's balance sheet. Upon closing of the transaction in January 2001, proceeds from the sale of the aircraft were used to pay off the notes.

    The Company also commenced the following to increase its passenger base and revenues:

(1)
expanded its Transpac operations by adding a second daily flight between Honolulu and San Francisco in June 2000;

(2)
converted three weekly flights from Los Angeles to Maui to Kona, to daily service between Los Angeles and Maui;

(3)
increased charters from six to seven weekly charter flights between Honolulu and Las Vegas;

(4)
announced plans to begin daily service between Honolulu and San Diego in June 2001.

    In line with the Company's strategies, in March 1999, the Company was awarded by the U.S. Department of Transportation authority to commence nonstop flight operations between Tokyo and Maui in January 2000. This authority was extended until January 2001. As a result of the decision by the State of Hawaii not to extend the runway at the Maui airport, the difficulty of obtaining takeoff and landing slots at the Narita International Airport and issues regarding the feasibility of servicing the route based on the current and anticipated makeup of the Company's fleet, the Company has relinquished the routing.

    Alliance relationships with other carriers are discussed in Note 11 in the Notes to Financial Statements.

Liquidity and Capital Resources

Liquidity

    The Company's cash and cash equivalents totaled $67.8 million at December 31, 2000, a $1.4 million increase from December 31, 1999.

    Cash from operating activities provided $63.3 million and consisted primarily of a $24.6 million increase in air traffic liability. Other changes in operating assets and liabilities provided $12.2 million consisting primarily of increases in accounts payable and accrued expenses. Depreciation and amortization totaled $16.3 million. Cash provided from operating income totaled $8.7 million (excluding the non-cash effects of the restructuring charges and loss on assets held for sale). Cash provided from nonoperating income provided $1.5 million.

    Investing activities used $52.9 million of cash. The Company incurred $39.9 million in pre-delivery payments primarily toward the acquisition of the Boeing 717-200 aircraft of which $22.0 million was advanced from a $22.5 million revolving term loan facility with KFW. Purchases of property and equipment, including aircraft improvements, continued investments in improved software, related hardware and ground equipment totaled $13.3 million.

    Financing activities used $9.0 million in cash, primarily consisting of $22.0 million of funds advanced from KFW for pre-delivery payments for the Boeing 717-200 aircraft offset by $19.2 million to repurchase 9,242,808 shares of Common Stock. Repayment of long-term debt and capital lease obligations primarily relating to aircraft totaled $12.7 million.

    The Company believes that its ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund its capital expenditure programs and to cover debt and other cash requirements in the foreseeable future.

Capital Resources

    The Company maintains a credit facility with CIT Group/Business Credit, Inc. The credit facility consists of two secured term loans and a secured revolving line of credit including up to $6.0 million of letters of credit. At December 31, 2000, the total availability under the credit facility was $1.4 million with aggregate loans and letters of credit outstanding in the amounts of $6.4 million and $1.5 million, respectively.

    The Company is required to fund through June 2001, a total of $43 million toward the acquisition of the Boeing 717-200 aircraft, as previously discussed. At December 31, 2000, pre-delivery payments of approximately $39.4 million had been made, of which $22.0 million was advanced by KFW. Acquisition of the Boeing 717-200 is structured using leveraged lease financing provided through Boeing affiliates. Upon delivery of the aircraft, the principal balance due KFW under the revolving $22.5 million facility will be repaid with proceeds from the permanent lease financing provided by Boeing for each aircraft. The first two Boeing 717-200 aircraft were delivered to the Company on February 28, 2001 and March 14, 2001, respectively.

    In addition to the commitments required for acquisition of the Boeing 717-200 aircraft, the Company estimates that its capital expenditures in 2001 will approximate $25.0 million. Approximately, $6.8 million is related to the acquisition of rotable parts for the B717 aircraft and $2.0 million is associated with improvements to the Company's DC-10 aircraft. The remaining $16.2 million principally represents improvements in software and related hardware, facility improvements, and purchase of ground equipment and other assets. These authorized expenditures will be funded through use of available cash and cash equivalents and internally generated funds.

Stock and Warrant Repurchases

    In March 2000, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. In August 2000, the Board of Directors increased the authorization to 10 million shares. Under the approved stock repurchase plan, the Company may repurchase Common Stock from time to time in the open market and in private transactions. The amount and timing of any repurchases are subject to a number of factors, including the "trading practice rules" promulgated under the Securities Exchange Act of 1934, the price and availability of the Company's stock and general market conditions. Including the effect of the repurchase of certain warrants, as of December 31, 2000, 9,242,808 shares of Common Stock had been repurchased by the Company for approximately $19.2 million.

Employees

    Refer to Business, Employees contained in Part I, Item 1 of this Form 10-K for further discussion on the Company's employees and labor groups.

Deferred Tax Assets

    As of December 31, 2000, the Company had net deferred tax assets aggregating $15.7 million based on gross deferred tax assets of $56.4 million less a valuation allowance of $28.6 million and deferred tax liabilities of $12.1 million. Utilization of these deferred tax assets is predicated on the Company being profitable in future years. The Company will continually assess the adequacy of its financial performance in determination of its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company's income tax provision. An adjustment was made to the deferred tax assets in 2000, which resulted in a negative impact on the Company's income tax provision.

Derivative Financial Instruments

    The Company utilizes heating oil forward contracts to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. When fully implemented, the Company plans to employ a strategy whereby heating oil contracts may be used to cover up to 50% of the Company's anticipated aircraft fuel needs. At December 31, 2000, the Company held forward contracts to purchase 644,000 barrels of heating oil in the aggregate amount of $20.5 million through January 2002. These forward contracts represented approximately 19% of the Company's anticipated aircraft fuel needs for the months hedged. A realized net gain on liquidated contracts amounting to $11.7 million is included as a component of Aircraft Fuel Cost for the year ended December 31, 2000. The contracts are either exchanged or traded with counterparties of high credit quality; therefore, the risk of nonperformance by the counterparties is considered to be negligible.

    The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. The Company estimates that upon adoption, a gain of approximately $335,000 will be recorded as a cumulative effect of an accounting change in the statement of net income.

Landing Fees and Ticket Taxes

    On September 1, 1999, landing fees at all airports in the State of Hawaii were reinstated after a two-year moratorium.

    In 1997, legislation was enacted to, among other things, gradually reduce the federal passenger excise tax from 10% to 7.5% and phase-in a $3 "head tax" per domestic flight segment by the year 2002. On October 1, 1999, the passenger excise tax decreased from 8% to 7.5%, with a corresponding increase in the "head tax" from $2 to $2.25 per domestic flight segment. On January 1, 2000, the "head tax" increased from $2.25 per domestic flight segment to $2.50 per domestic flight segment. On January 1, 2001, the "head tax" further increased from $2.50 per domestic flight segment to $2.75 per domestic flight segment.

Frequent Flyer Program

    The Company's HawaiianMiles frequent flyer program was initiated in 1983. As of December 31, 2000 and 1999, HawaiianMiles had more than 909,000 and 796,000 members, respectively, including approximately 628,000 and 620,000 active members, respectively.

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

    As of December 31, 2000 and 1999, HawaiianMiles members had accumulated approximately 5.1 and 3.9 billion miles representing liabilities totaling approximately $2.7 and $1.4 million, respectively. The Company's accruals assume full redemption of mileage points. During the years ended December 31, 2000, 1999, and 1998, 2.1 billion, 1.7 billion, and 1.2 billion award miles were redeemed, respectively.

    The Company believes that the usage of free travel awards will not result in the displacement of revenue customers and, therefore, such usage will not materially affect the Company's liquidity or operating results. The use of free travel awards is subject to review by the Company, to limit the possibility of displacing revenue passengers. HawaiianMiles travel redemption accounted for approximately 4.0%, 4.8%, and 4.1% of Interisland traffic and a negligible percentage of Transpac and Southpac traffic in 2000, 1999, and 1998, respectively.

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

Investments in Equity Securities

    At December 31, 2000, the Company owned approximately 51,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant, which completed an initial public offering in July 1998. As of December 31, 2000, the estimated fair value of these depository certificates was approximately $1.3 million, based upon the publicly traded market value of Equant common stock. Since the fair value of the Company's investment in the depository certificates is not readily determinable (i.e., the depository certificates are not traded on a securities exchange), the investment is carried at cost, which was not material as of December 31, 2000 or 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's financial statements, accompanying notes, Report of Independent Auditors, Independent Auditors' Report and Selected Financial and Statistical Data are contained in Part IV, Item 14 of this Form 10-K and are incorporated herein by reference.

Interests of Named Experts

    The following supplements the description of named experts for the purpose of updating such descriptions in registration statements filed by Hawaiian Airlines under the Securities Act of 1933.

    In order to obtain the consent of KPMG LLP ("KPMG") to include KPMG's reports on the Company's 1998 financial statements, included in the December 31, 2000 annual report on Form 10-K and to be incorporated by reference in certain of the Company's registration statements on Form S-8, the Company was required to provide KPMG with an indemnification. The Company has indemnified KPMG for the payment of legal costs and expenses incurred in KPMG's successful defense of a legal action or proceeding that arises as a result of the consent of KPMG to the inclusion of their reports in such registration statements. Under no circumstances shall KPMG be indemnified in the event there is a court adjudication that KPMG is guilty of professional malpractice, or in the event that KPMG becomes liable for any part of the plaintiff's damages by virtue of settlement.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Refer to Executive Officers contained in Part I, Item 1 of this Form 10-K, for discussion on executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

    Refer to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Refer to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    From July 17, 2000 through February 28, 2001, William F. Loftus served as Executive Vice President, Chief Financial Officer and Treasurer of the Company. During this period, the Company paid Mr. Loftus a base salary of $152,000. During this same period, the Company paid The Loftus Group, a financial and management consulting firm of which more than ten percent (10%) is owned by Mr. Loftus, $638,535 in fees for financial consulting services, plus expenses.

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

    Refer to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Financial Statements.

(1)
Report of Independent Auditors of Ernst & Young LLP.

(2)
Independent Auditors' Report of KPMG LLP.

(3)
Balance Sheets, December 31, 2000 and 1999.

(4)
Statements of Operations for the Years ended December 31, 2000, 1999, and 1998.

(5)
Statements of Shareholders' Equity and Comprehensive Income for the Years ended December 31, 2000, 1999, and 1998.

(6)
Statements of Cash Flows for the Years ended December 31, 2000, 1999, and 1998.

(7)
Notes to Financial Statements.

(8)
Quarterly Financial Information (Unaudited).

(9)
Selected Financial and Statistical Data.

    Financial Statement Schedule.

  (1)
  Report of Independent Auditors of Ernst & Young LLP on Financial Statement Schedule for the Years Ended December 31, 2000 and 1999.

  (2)
  Independent Auditors' Report of KPMG LLP on Financial Statement Schedule for the Year Ended December 31, 1998.

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

(3)
Current Report on Form 8-K dated July 24, 2000 (date of event July 14, 2000) reporting Item 5, "Other Events."

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

    Exhibit 4    Instruments Defining the Rights of Security Holders Including Indentures.

  (1)
  Rights Agreement dated December 23, 1994 filed as Exhibit (1) to the Company's current report on Form 8-K during the fourth quarter of 1994 (date of report—December 23, 1994) is incorporated herein by reference.

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

  (e)
  Business Matters;

  (f)
  Purchase Rights Aircraft and Aircraft Model Substitution;

  (g)
  Liquidated Damages-Non-Excusable Delay;

  (h)
  Guarantee Agreement;

  (i)
  Other Matters;

  (j)
  Financing Matters;

  (k)
  Spares Commitments;

  (l)
  Board Approval.

  (12)
  Further Letter Agreements relating to Purchase Agreement Number 2252 filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 are incorporated herein by reference:

  (a)
  Supplemental Agreement No. 1;

  (b)
  Other Matters.

  (13)
  The following contracts filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 are incorporated herein by reference:

  (a)
  Loan agreement dated May 26, 2000 between Hawaiian as Borrower and Kreditanstalt fur Wiedaraufbau as Lender and the related Secured Reimbursement Agreement dated as of May 26, 2000 between Hawaiian as Borrower and Rolls-Royce Deutschland GmbH as Guarantor, filed as Exhibit 99-1, in redacted form since confidential treatment has been requested pursuant to Rule 24.6.2 for certain portions thereof;

  (b)
  Commercial Cooperation Agreement between Northwest Airlines, Inc. (NW) and Hawaiian, the Partner Agreement between NW and Hawaiian, and the Multilateral Prorate Agreement among Hawaiian, NW, and KLM Royal Dutch Airways, all dated May 17, 2000, filed as Exhibit 99-2, in redacted form since confidential treatment has been requested pursuant to Rule 24.6.2 for certain portions thereof;

  (c)
  Employment Agreement for Robert W. Zoller, Jr. as Executive Vice President-Operations and Service, effective as of December 1, 1999, filed as Exhibit 99-3;

  (d)
  "Deferred Advance Payments" Letter Agreement relating to Purchase Agreement Number 2252 filed as Exhibit 99-4, in redacted form since confidential treatment has been requested pursuant to Rule 24.6.2 for certain portions thereof.

  (14)
  Sublease Agreement 084 dated as of December 8, 2000 between Continental Airlines, Inc. and the Company, in redacted form since confidential treatment has been requested pursuant to Rule 24.6.2 for certain portions thereof.

    Exhibit 23    Consent of experts and counsel.

  (1)
  Consent of Ernst & Young LLP.

  (2)
  Consent of KPMG LLP.

    Exhibit 24    Power of Attorney.

EXHIBIT INDEX

Exhibit Number	Description
10 (14)
Sublease Agreement 084 dated as of December 8, 2000 between Continental Airlines, Inc. and the Company, in redacted form since confidential treatment has been requested pursuant to Rule 24.6.2 for certain portions thereof.
23	Consents of experts and counsel. (1) Consent of Ernst & Young LLP. (2) Consent of KPMG LLP.
24	Power of Attorney.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN AIRLINES, INC.
April 2, 2001	By:	/s/ CHRISTINE R. DEISTER Christine R. Deister Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Report of Independent Auditors

The Board of Directors
Hawaiian Airlines, Inc.

    We have audited the accompanying balance sheets of Hawaiian Airlines, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Airlines, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 2 to the financial statements, effective January 1, 1999, the Company changed its method of accounting for the sale of mileage credits to participating partners in its frequent flyer program.

/s/ Ernst & Young LLP

Honolulu, Hawaii
March 16, 2001

F-1a

Independent Auditors' Report

The Board of Directors
Hawaiian Airlines, Inc.:

    We have audited the accompanying statements of operations, shareholders' equity and comprehensive income, and cash flows of Hawaiian Airlines, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Hawaiian Airlines, Inc. for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
March 11, 1999

F-1b

Hawaiian Airlines, Inc.

Balance Sheets (in thousands)

December 31, 2000 and 1999

	2000	1999
ASSETS
Current Assets:
Cash and cash equivalents	$67,832	$66,431
Accounts receivable, net of allowance for doubtful
accounts of $500 in 2000 and 1999	25,195	24,921
Inventories	4,432	13,965
Assets held for sale	12,805	2,887
Deferred tax assets, net	7,125	9,625
Prepaid expenses and other	10,132	3,634

Total current assets	127,521	121,463

Property and Equipment:
Flight equipment	16,895	39,675
Progess payments on flight equipment	47,079	7,158
Ground equipment, buildings and leasehold improvements	41,940	30,980

Total	105,914	77,813
Accumulated depreciation and amortization	(22,171)	(12,541)

Property and equipment, net	83,743	65,272

Other Assets:
Long-term prepayments and other	5,530	8,930
Deferred tax assets, net	8,585	12,375
Reorganization value in excess of amounts
allocable to identifiable assets, net	31,589	33,897

Total other assets	45,704	55,202

Total Assets	$256,968	$241,937

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.

Balance Sheets (in thousands, except share data)

December 31, 2000 and 1999

	2000	1999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$30,510	$3,853
Current portion of capital lease obligations	723	3,379
Accounts payable	55,083	44,664
Air traffic liability	74,989	50,426
Other accrued liabilities	36,530	20,920

Total current liabilities	197,835	123,242

Long-Term Debt	10,763	23,858

Capital Lease Obligations	2,067	2,790

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	20,715	16,397
Other	7,329	9,524

Total other liabilities and deferred credits	28,044	25,921

Shareholders' Equity:
Common Stock — $.01 par value, 60,000,000 shares authorized, 33,707,599 and 40,997,335 shares issued and outstanding in 2000 and 1999, respectively	410	410
Special Preferred Stock — $.01 par value, 2,000,000 shares authorized, seven shares issued and outstanding	—	—
Capital in excess of par value	83,418	99,418
Warrants	—	3,153
Notes receivable from Common Stock sales	(1,581)	(1,581)
Accumulated deficit	(53,889)	(35,274)
Accumulated other comprehensive income (loss) —minimum pension liability adjustment	(10,099)	—

Shareholders' equity	18,259	66,126

Commitments and Contingent Liabilities
(Notes 3, 4, 5, 6, 8, 9, 10 and 11)
Total Liabilities and Shareholders' Equity	$256,968	$241,937

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.

Statements of Operations (in thousands)

For the Years ended December 31, 2000, 1999, and 1998

	2000	1999	1998
Operating Revenues:
Passenger	$475,475	$400,251	$354,245
Charter	82,358	46,570	35,742
Cargo	27,791	22,836	21,682
Other	21,596	19,220	14,746

Total	607,220	488,877	426,415

Operating Expenses:
Wages and benefits	160,459	138,418	118,885
Maintenance materials and repairs	111,240	101,801	84,004
Aircraft fuel, including taxes and oil	127,221	76,382	66,601
Rentals and landing fees	39,458	31,640	30,541
Depreciation and amortization	16,321	17,139	12,607
Sales commissions	14,798	12,471	11,655
Impairment loss	—	46,958	—
Restructuring charges	14,927	—	—
Loss on assets held for sale	7,575	—	—
Other	129,023	104,605	84,717

Total	621,022	529,414	409,010

Operating Income (Loss)	(13,802)	(40,537)	17,405

Nonoperating Income (Expense):
Interest and amortization of debt expense	(3,034)	(3,448)	(2,042)
Interest income	4,291	2,377	1,639
Loss on disposition of equipment	(85)	(1,013)	(831)
Other, net	305	2,708	(163)

Total	1,477	624	(1,397)

Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(12,325)	(39,913)	16,008
Income Tax Benefit (Provision)	(6,290)	11,418	(7,803)

Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(18,615)	(28,495)	8,205
Cumulative Effect of Change in Accounting Principle, Net of Income Taxes	—	(772)	—

Net Income (Loss)	$(18,615)	$(29,267)	$8,205

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.

Statements of Operations (in thousands, except per share data)

For the Years ended December 31, 2000, 1999, and 1998

	2000	1999	1998
Net Income (Loss) Per Common Stock Share:
Basic
Before cumulative effect of change in accounting principle	$(0.48)	$(0.70)	$0.20
Cumulative effect of change in accounting principle, net of income taxes	—	(0.02)	—

Net Income (Loss) Per Common Stock Share	$(0.48)	$(0.72)	$0.20

Diluted
Before cumulative effect of change in accounting principle	$(0.48)	$(0.70)	$0.19
Cumulative effect of change in accounting principle, net of income taxes	—	(0.02)	—

Net Income (Loss) Per Common Stock Share	$(0.48)	$(0.72)	$0.19

Weighted Average Number of Common Shares Outstanding:
Basic	38,537	40,997	40,921	*

Diluted	39,038	40,997	42,205	*

The following table shows a reconciliation of the weighted average shares outstanding used in computing basic and diluted net income (loss) per Common Stock share:

Weighted average Common Stock Shares outstanding	38,537	40,997	40,921	*
Incremental Common Stock shares issuable upon exercise of outstanding warrants and stock options (treasury stock method)	501	—	1,284

Weighted average Common Stock Shares and Common Stock Share equivalents	39,038	40,997	42,205	*

*
Includes shares reserved for issuance under the Consolidated Plan of Reorganization dated September 21, 1993, as amended.

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.

Statements of Shareholders' Equity and Comprehensive Income (in thousands)

For the Years ended December 31, 2000, 1999, and 1998

	Common Stock	Special Preferred Stock	Capital in excess of par value	Warrants	Notes receivable from Common Stock sales	Accumulated deficit	Accumulated comprehensive income (loss)	Total
Balance at December 31, 1997	$409	$—	$99,237	$3,153	$(1,714)	$(14,212)	$—	$86,873
Net income	—	—	—	—	—	8,205	—	8,205
Minimum pension liability adjustment	—	—	—	—	—	—	(4,506)	(4,506)

Comprehensive income								3,699

Exercise of options to acquire 112,500 shares of Common Stock	1	—	181	—	133	—	—	315

Balance at December 31, 1998	410	—	99,418	3,153	(1,581)	(6,007)	(4,506)	90,887
Net loss	—	—	—	—	—	(29,267)	—	(29,267)
Minimum pension liability adjustment	—	—	—	—	—	—	4,506	4,506

Comprehensive loss								(24,761)

Balance at December 31, 1999	410	—	99,418	3,153	(1,581)	(35,274)	—	66,126
Net loss	—	—	—	—	—	(18,615)	—	(18,615)
Minimum pension liability adjustment	—	—	—	—	—	—	(10,099)	(10,099)

Comprehensive loss								(28,714)

Repurchase of warrants to acquire 1,949,338 shares of Common Stock	—	—	522	(3,153)	—	—	—	(2,631)
Repurchase of 7,293,470 shares of Common Stock	—	—	(16,522)	—	—	—	—	(16,522)

Balance at December 31, 2000	$410	$—	$83,418	$—	$(1,581)	$(53,889)	$(10,099)	$18,259

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.

Statements of Cash Flows (in thousands)

For the Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash Flows From Operating Activities:
Net income (loss)	$(18,615)	$(29,267)	$8,205
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,137	12,591	7,663
Amortization	4,184	4,548	4,944
Net periodic postretirement benefit cost	1,117	752	915
Impairment loss	—	46,958	—
Restructuring charges	14,927	—	—
Loss on assets held for sale	7,575	—	—
Loss on disposition of equipment	85	1,013	831
Decrease (increase) in restricted cash	—	6,432	(1,738)
Decrease (increase) in accounts receivable	(274)	5,074	(5,040)
Decrease (increase) in inventories	1,453	(5,419)	804
Decrease (increase) in prepaid expenses and other	(2,461)	(598)	(234)
Decrease (increase) in deferred taxes, net	6,290	(22,000)	—
Increase in accounts payable	10,419	15,781	1,296
Increase in air traffic libability	24,563	27,076	962
Increase in other accrued liabilities	8,763	5,622	1,583
Other, net	(6,843)	3,567	10,002
Net cash provided by operating activities	63,320	72,130	30,193
Cash Flows From Investing Activities:
Additions to property and equipment	(13,261)	(34,776)	(27,946)
Progress payments on flight equipment	(39,921)	(7,158)	—
Net proceeds from disposition of equipment	233	260	1,153
Sale of investment securities	—	—	4,001
Net cash used in investing activities	(52,949)	(41,674)	(22,792)
Cash Flows From Financing Activities:
Issuance of long-term debt	22,839	12,704	13,359
Repayment of long-term debt	(9,277)	(2,979)	(1,533)
Repayment of capital lease obligations	(3,379)	(4,761)	(4,244)
Repurchase of warrants	(2,631)	—	—
Issuance of Common Stock	—	—	182
Repurchase of Common Stock	(16,522)	—	—
Proceeds on notes receivable from Common Stock sales	—	—	133
Net cash provided by (used in) financing activities	(8,970)	4,964	7,897
Net increase in cash and cash equivalents	1,401	35,420	15,298
Cash and cash equivalents — Beginning of Year	66,431	31,011	15,713
Cash and cash equivalents — End of Year	$67,832	$66,431	$31,011

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.

Statements of Cash Flows (in thousands)

For the Years ended December 31, 2000, 1999, and 1998

	2000	1999	1998
Supplemental Cash Flow Information:
Interest paid	$1,273	$3,197	$1,864
Income taxes paid	332	163	761
Supplemental Schedule of Noncash Activities:
Minimum pension liability adjustment	(10,099)	4,506	(4,506)
Property and equipment financed through capital lease	—	350	—

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.

Notes to Financial Statements

1.  Business and Organization

    Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and is the largest airline headquartered in Hawaii, based on operating revenues of $607.2 million for 2000. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average and depending on seasonality, approximately 179 flights per day with daily service from Hawaii, principally Honolulu to Las Vegas, Nevada and the four key United States ("U.S.") West Coast gateway cities of Los Angeles and San Francisco, California, Seattle, Washington and Portland, Oregon ("Transpac"), daily service among the six major islands of the State of Hawaii ("Interisland") and twice weekly service to Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("Southpac"). The Company also provides charter service from Honolulu to Las Vegas and Anchorage, Alaska and from Los Angeles to Papeete, Tahiti ("Overseas Charter"). The Company operates a fleet consisting of DC-9 aircraft and DC-10 aircraft.

2.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

    The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Short-term cash equivalent investments at December 31, 2000 and 1999 were valued at cost and amounted to $40.3 million and $41.0 million, respectively. Included in the December 31, 2000 and 1999 cash and cash equivalent balances are $1.2 million and $2.8 million, respectively, in outstanding checks.

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

Property and Equipment

    Owned property and equipment are stated at cost, except for assets determined to be impaired which are stated at fair market value. Costs of major improvements are capitalized. Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

Flight equipment	2-15 years, 15% residual value
Ground equipment	5-15 years
Airport terminal facility	30 years
Buildings	15-20 years
Leasehold improvements	Shorter of lease term or useful life

    Maintenance and repairs are charged to operations as incurred, except that costs of overhauling engines are charged to operations in the year the engines are removed for overhaul and scheduled heavy airframe overhauls and major structural modifications on DC-9 aircraft are recorded under the deferral method whereby the cost of overhaul is capitalized and amortized over the shorter of the period benefited or the lease term. Additionally, provision is made for the estimated cost of scheduled heavy airframe overhauls required to be performed on leased DC-9 aircraft prior to their return to lessors. Commencing January 1, 2000, due to the Company's intentions to replace its DC-9 fleet in 2001 and the resultant reduction of DC-9 flight equipment and related assets to fair market value as of

December 31, 1999, heavy airframe overhauls and major structural modifications on DC-9 aircraft are expensed. See Note 10.

    Maintenance and repairs on DC-10 aircraft are charged to operations on a flight hour basis. See Notes 5 and 11.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

    The Company emerged from Chapter 11 bankruptcy on September 12, 1994 (the "Effective Date") with Hawaiian Airlines being the sole surviving corporation. Under fresh start reporting, the reorganization value of the entity was allocated to the Company's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Company is reflected as reorganization value in excess of amounts allocable to identifiable assets ("Excess Reorganization Value") in the accompanying balance sheets. Excess Reorganization Value is amortized on a straight-line basis over 20 years. Accumulated amortization at December 31, 2000 and 1999 totaled approximately $20.1 million and $17.8 million, respectively. The estimated income tax benefit from the expected utilization of net operating loss carryforwards arising prior to the Effective Date has also been applied as a reduction to Excess Reorganization Value. The Company will continue to assess and evaluate whether the remaining useful life of the asset requires revision or, through the use of estimated future undiscounted cash flows over the remaining life of the asset, whether the remaining balance of the asset is recoverable. The assessment of the recoverability of the unamortized amount will be impacted if estimated future operating cash flows are not achieved.

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

    The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. See Note 2—New Accounting Pronouncements.

Sales Commissions

    Commissions from the sale of passenger traffic are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of sales commissions not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying balance sheets.

Advertising Costs

    The Company expenses the costs of advertising as incurred. Advertising expense was $5.3 million, $5.7 million, and $4.5 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Impairment

    In accordance with the Financial Accounting Standards Board (the "FASB") SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

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

Earnings (Loss) Per Share

    Basic earnings per share represents income available to common shareholders divided by the weighted average number of Common Stock shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock shares were exercised or converted into Common Stock shares or resulted in the issuance of Common Stock shares that then shared in the earnings of the Company. Outstanding rights, warrants and options to purchase shares of the Company's Common Stock are not included in the computation of diluted earnings per share if inclusion of these rights, warrants and options is antidilutive. Options and warrants to purchase approximately 2.5 million, 1.4 million, and 1.4 million shares of Common Stock in 2000, 1999, and 1998, respectively, were outstanding, but not included in the computation of diluted earnings per share as inclusion of these options and warrants would be antidilutive. See Note 9.

Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

    Material estimates that are particularly susceptible to significant change relate to the determination of air traffic liability, accruals for loss contingencies and the amounts reported for accumulated pension and other postretirement benefit obligations. Management believes that such estimates have been appropriately established in accordance with accounting principles generally accepted in the United States.

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

New Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    The Company elected not to utilize hedge accounting and will be recognizing the change in fair value of its derivatives through earnings. Based upon the Company's derivative positions at December 31, 2000, the Company estimates that upon adoption, a gain of approximately $335,000 will be recorded as a cumulative effect of an accounting change in the statement of net income.

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

    The estimated fair values of long-term debt amounted to $41.1 million and $26.5 million at December 31, 2000 and 1999, respectively. These fair values were estimated by discounting the future cash flow requirements of each instrument at rates currently offered at the respective year-end dates to the Company for similar debt instruments of comparable maturities.

    The Company utilizes heating oil forward contracts to manage market risks and hedge its financial exposure resulting from fluctuations in its aircraft fuel costs. When fully implemented, the Company plans to employ a strategy whereby heating oil contracts are used to cover up to 50% of the Company's anticipated aircraft fuel needs. At December 31, 2000, the Company held forward contracts to purchase 644,000 barrels of heating oil in the aggregate amount of $20.5 million through January 2002. These forward contracts represented approximately 19% of the Company's anticipated aircraft fuel needs for the months hedged. A realized net gain on liquidated contracts amounting to $11.7 million is included as a component of aircraft fuel expense for the year ended December 31, 2000. The contracts generally have maturities of one year or less and are either exchanged or traded with counterparties of high credit quality; therefore, the risk of non-performance by the counterparties is considered to be negligible.

    The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. The Company estimates that upon adoption, a gain of approximately $335,000 will be recorded as a cumulative effect of an accounting change in the statement of net income.

    At December 31, 2000, the Company owned approximately 51,000 depository certificates convertible, subject to certain restrictions, into the common stock of Equant, which completed an initial public offering in July 1998. As of December 31, 2000, the estimated fair value of these depository certificates was approximately $1.3 million, based upon the publicly traded market value of Equant common stock. Since the fair value of the Company's investment in the depository certificates is not readily determinable (i.e., the depository certificates are not traded on a securities exchange), the investment is carried at cost, which was not material as of December 31, 2000 or 1999.

4.  Flight Equipment

    All of the Company's aircraft are leased except for two DC-10s and nine DC-9s. At December 31, 2000 and 1999, the composition of the Company's aircraft fleet is as follows:

	2000		1999
Aircraft Type	Leased	Owned	Leased	Owned
DC-10	13	2	11	2
DC-9	6	9	11	4

Total	19	11	22	6

    The Company intends to replace its Interisland DC-9 fleet in 2001. See Note 10.

    The Company sold its two DC-10 aircraft in January 2001. See Note 5.

5.  Leases

Aircraft Leases

    Ten DC-10 aircraft are leased from American Airlines, Inc. ("American") under operating leases which terminate on December 31, 2003. Three DC-10-30 aircraft are leased from Continental Airlines, Inc. Two of the leases expire in January 2002 and one expires in May 2002.

    In January 2001, the Company completed sale-leaseback transactions on the two owned DC-10 aircraft with BCI Aircraft Leasing, Inc. and will continue to utilize the two aircraft under operating leases expiring in early 2004. As of December 31, 2000, $7.6 million was recognized as a loss on assets held for sale to reduce the book value of these aircraft to net realizable value; the net realizable value of these aircraft of $12.8 million was included as assets held for sale on the Company's balance sheet; and the balance of the notes payable secured by the two aircraft of $7.1 million was classified as current portion of long-term debt on the Company's balance sheet. Upon closing of the transaction in January 2001, proceeds from the sale of the aircraft were used to pay off the notes.

    Five DC-9 aircraft and related flight equipment are leased under operating and one under capital lease, for various periods through the year 2004. The Company is negotiating early termination of these leases and all DC-9 aircraft will be returned or retired during 2001 as the B717-200 aircraft are delivered and inducted into service. Estimated costs to comply with the return condition provisions and early termination provisions of the five DC-9 aircraft under operating leases of $6.8 million have been recorded as a restructuring charge in 2000—See Note 10. During 2001, the Company will take delivery of thirteen new Boeing 717-200 aircraft under operating leases with Boeing entities.

    Lease rent for all aircraft has been expensed under the straight line method.

Other Leases

    The Company leases office space for its headquarters, airport facilities, ticket offices and certain ground equipment in varying terms through 2013.

General

    Rent expense for aircraft, office space, real property and other equipment during 2000, 1999, and 1998 was $30.4 million, $26.9 million, and $28.4 million, respectively, net of sublease rental income.

    Scheduled future minimum lease commitments under operating and capital leases for the Company as of December 31, 2000, in thousands, are as follows:

	Operating Leases	Capital Leases
2001	$23,160	$928
2002	16,280	842
2003	14,943	242
2004	3,603	242
2005	3,427	242
Thereafter	26,845	1,320
Total minimum lease payments	$88,258	$3,816

Less amount representing interest (rates ranging from 8.0% to 10.25%)		1,027

Present value of capital lease obligations		2,789
Less current portion of capital lease obligations		722

Capital lease obligations, excluding current portion		$2,067

    The above table does not include the minimum lease payments resulting from the leasing of the two DC-10 aircraft in January 2001 and the thirteen Boeing 717 aircraft which are scheduled to be delivered during 2001.

    In addition to scheduled future minimum lease payments, the Company is required to pay for, under agreement with American, monthly DC-10 maintenance charges. These charges are based on flight hours for the month and are expensed as incurred. See Note 11. For the years ended December 31, 2000, 1999, and 1998, the Company incurred $74.0 million, $66.3 million, and $55.4 million, respectively, in maintenance charges under such agreement.

    The net book value of property held under capital leases as of December 31, 2000 and 1999 totaled $2.1 million and $6.8 million, respectively. Amortization of property held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

6.  Debt

    At December 31, 2000 and 1999, the Company's long-term debt consisted of the following, in thousands:

	2000	1999
Secured obligations due 2001-2006	$41,273	$27,711
Current portion	(30,510)	(3,853)

Long-term debt obligations, excluding current portion	$10,763	$23,858

    Secured obligations due 2001-2006 are as follows:

(1)
A promissory note executed in 1999 for the acquisition of a used DC-10-30 aircraft. The note is secured by lien on the aircraft, as described in the security agreement. The note is due in 2006 and is payable in monthly installments of principal and interest of $132,436. Interest accrues at 8.56%

  per annum. As of December 31, 2000 and 1999, $3.7 million and $7.7 million was outstanding, respectively, however the balance was paid in full in January 2001 as a result of a sale-leaseback transaction on the aircraft;

(2)
A promissory note executed in 1999 for the acquisition of a used DC-9-50 aircraft. The note is secured by first priority liens on the aircraft and other collateral as described in the security agreement. The note is due in 2005 and is payable in monthly installments of principal and interest ranging from $70,000 to $61,857. Interest accrues at 9.95% per annum. At December 31, 2000 and 1999, $2.8 million and $3.3 million was outstanding, respectively;

(3)
A promissory note executed in 1998 for the acquisition of a used DC-10-30 aircraft. The note is secured by lien on the aircraft, as described in the security agreement. The note is due in 2005 and is payable in monthly installments of principal and interest of $131,553. Interest accrues at 8.15% per annum. As of December 31, 2000 and 1999, $3.4 million and $7.5 million was outstanding, respectively, however the balance was paid in full in January 2001 as a result of a sale-leaseback transaction on the aircraft;

(4)
A promissory note executed in 1998 for the acquisition of a used DC-9-50 aircraft. The note is secured by first priority liens on the aircraft, other collateral as described in the security agreement and a $1.0 million letter of credit issued under the Credit Facility defined below. The note is due in 2005 and is payable in monthly installments of principal and interest ranging from $78,039 to $34,673. Interest accrues at 8.95% per annum. At December 31, 2000 and 1999, $3.0 million and $3.7 million was outstanding, respectively;

(5)
The Company maintains a Credit Facility with CIT Group/Business Credit, Inc. (the "Credit Facility"). The Credit Facility consists of two secured term loans and a secured revolving line of credit including up to $6.0 million of letters of credit. The term loans will amortize in equal installments over periods of 48 and 60 months, respectively. The outstanding principal amounts of the term loans will become due and payable upon termination of the Credit Facility. Available credit is subject to change determined by recalculation of the borrowing base, repayments due under the term loans and repayments arising from the disposition and other changes in the related collateral securing the Credit Facility. The Credit Facility has an initial term of three years from April 29, 1996 and renews automatically for successive terms of two years each, unless terminated by either party on at least 60 days notice prior to the end of the then-current term. Interest accrues at prime (9.5% at December 31, 2000) plus 2.0%. The Company may terminate the Credit Facility at any time, on 30 days notice.

    As of December 31, 2000, the total availability under the Credit Facility was $1.4 million with aggregate loans and letters of credit outstanding in the amounts of $6.4 million and $1.5 million, respectively. As of December 31, 1999, the total availability under the Credit Facility was $8.8 million with aggregate loans and letters of credit outstanding in the amounts of $5.5 million and $3.2 million, respectively.

    The Credit Facility is secured by a first lien on substantially all of the Company's property, excluding the Company's owned and leased aircraft, the Company's aircraft engines while installed on aircraft and certain security deposits. In addition, terms of the Credit Facility restrict the Company from paying any cash or stock dividends on its Common Stock.

(6)
In connection with the acquisition of the thirteen Boeing 717-200 aircraft, a revolving $22.5 million secured term loan agreement was executed in May 2000 with Kreditanstalt Für Wiederaufbau ("KFW"). The loan agreement provides for the financing of certain pre-delivery payments due Boeing under the Purchase Agreement. The loan agreement is secured by a guaranty provided by the engine manufacturer, Rolls-Royce Deutschland Gmbh and its parent, Rolls-Royce plc (the "Guarantors") which guarantees the Company's obligation to pay certain scheduled principal and interest payments and certain other payments under the loan agreement. As a condition precedent to the guaranty, the Company has executed a secured reimbursement agreement granting the Guarantors a first priority security interest in the Purchase Agreement in the event of non-performance by the Company. The loans are due one month following the actual scheduled delivery of the aircraft to which each loan relates; upon delivery of the aircraft, the principal balance due KFW under the revolving $22.5 million facility will be repaid with proceeds from the permanent lease financing provided by Boeing for each aircraft. Interest accrues on outstanding promissory notes at LIBOR (6.62257% at December 31, 2000) plus 150 basis points. At December 31, 2000, $22.0 million was outstanding. As of December 31, 2000, $.9 million of interest on the KFW loan has been capitalized.

    Maturities of long-term debt for the Company, including those estimated for the Credit Facility, as of December 31, 2000, in thousands, are as follows:

2001	$30,510
2002	1,351
2003	1,439
2004	1,038
2005	698
Thereafter	6,237

7.  Income Taxes

    Income tax expense is based on an estimated annual effective tax rate, which differs from the federal statutory rate of 35% in 2000, 1999 and 1998, primarily due to state income taxes and certain nondeductible expenses. The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes.

	2000	1999	1998
Deferred taxes
Federal	$5,095	$(9,249)	$6,005
State	1,195	(2,169)	1,408

	6,290	(11,418)	7,413
Current payable
Federal	—	—	316
State	—	—	74

	—	—	390

Provision (benefit) for income taxes	$6,290	$(11,418)	$7,803

    The estimated income tax benefit from the expected utilization of net operating loss carryforwards arising prior to the Effective Date has been, and will continue to be, applied as a reduction to Excess Reorganization Value, not as a reduction to income tax expense. While accounting principles generally accepted in the United States require that a provision for income tax be recorded, a majority of the provision for 2000 and 1998 did not require cash outlay as it was offset by net operating loss carryforwards available to the Company. In 1999 and 1998, approximately $1.3 million and $7.4 million, respectively, of estimated income tax benefit from the expected utilization of these net operating loss carryforwards has been applied as a reduction to Excess Reorganization Value.

    Income tax expense in 2000, 1999, and 1998 differs from the "expected" tax expense (benefit) for that year computed by applying the respective year's U.S. federal corporate income tax rate to income (loss) before income taxes and cumulative effect of change in accounting principle as follows:

	2000	1999	1998
Computed "expected" tax expense (benefit)	$(4,314)	$(13,969)	$5,600
Amortization of Excess Reorganization Value	807	983	1,200
State income taxes, net of federal income
tax benefit	(478)	(2,096)	800
Change in deferred tax valuation allowance	10,579	3,569	—
Other	(304)	95	203

	$6,290	$(11,418)	$7,803

    The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below, in thousands:

	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$11,976	$15,062
Impairment loss	22,199	18,783
Accumulated pension and other postretirement benefit obligations	5,846	8,159
Provision for loss on devalued assets	—	2,805
Accrued vacation	3,372	2,638
Airframe return provision	6,151	2,437
Accounts receivable, principally due to allowance for doubtful accounts	200	200
Alternative minimum tax credit	758	446
Other	5,945	2,049

Total gross deferred tax assets	56,447	52,579
Less valuation allowance allocated to pre-reorganization deferred tax assets	13,255	(14,047)

	43,192	38,532
Less valuation allowance allocated to post-reorganization deferred tax assets	15,341	(3,970)

Net deferred tax assets	27,851	34,562
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(12,141)	(12,562)

Net deferred taxes	$15,710	$22,000

    As of December 31, 2000, the Company had net deferred tax assets aggregating $15.7 million based on gross deferred tax assets of $56.4 million less a valuation allowance of $28.6 million and deferred tax liabilities of $12.1 million. The valuation allowance for deferred tax assets as of December 31, 2000, 1999, and 1998 was $28.6 million, $18.0 million, and $24.5 million, respectively. The net change in the total valuation allowance was an increase of $10.6 million for the year ended December 31, 2000 and a decrease of $6.5 million and $9.6 million for the years ended December 31, 1999 and 1998, respectively. Any reduction to the pre-reorganization valuation allowance presented above will result in a reduction of Excess Reorganization Value.

    Utilization of the Company's deferred tax assets are predicated on the Company being profitable in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company will continually assess the adequacy of its financial performance in determination of its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company's income tax provision. An adjustment was made to the deferred tax assets in 2000, which resulted in a negative impact on the Company's income tax provision.

    The Company underwent an ownership change in January 1996, as defined under Section 382 of the Internal Revenue Code ("IRC Section 382"). IRC Section 382 places an annual limitation on the amount of income that can be offset by net operating loss carryforwards generated in pre-ownership change years. The ownership change resulted in an IRC Section 382 limitation of approximately $1.7 million plus certain "built-in" income items. This new limitation applies to all net operating losses incurred prior to the ownership change. As of December 31, 2000, the Company has total net operating loss carryovers of approximately $29.9 million to offset future taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2003 and 2009. Utilization of approximately $17.3 million of net operating loss carryforwards will first result in a $6.9 million reduction of deferred tax assets. Utilization of the remaining $12 million of net operating loss carryforwards will result in a $5 million reduction in Excess Reorganization Value.

8.  Benefit Plans

Defined Benefit Pension Plans

    The Company sponsors three defined benefit pension plans covering its Air Line Pilots Association, International ("ALPA"), International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM") and other personnel (salaried, Transport Workers Union ("TWU"), Communications Section Employees ("CSE")). The plans for the IAM and other employees were frozen effective October 1, 1993. As a result of the freeze, there will be no further benefit accruals. The pilots plan is funded based on minimum Employee Retirement Income Security Act of 1974 (ERISA) requirements, but not less than the normal cost plus the 20-year amortization of unfunded liability.rior service cost over 20 years. Funding for the ground personnel plans is based on minimum (ERISA) requirements. Plan assets consist primarily of common stocks, government and convertible securities, insurance contract deposits and cash management and mutual funds.

    In addition to providing pension benefits, the Company sponsors two unfunded defined benefit postretirement medical and life insurance plans. Employees in the Company's pilot group are eligible for certain medical, dental and life insurance benefits under one plan if they become disabled or reach normal retirement age while working for the Company. Employees in the Company's non-pilot group are eligible for certain medical benefits under another plan if they meet specified age and service requirements at the time of retirement.

    The following tables summarize changes to benefit obligations, plan assets, funded status and amounts included in the accompanying balance sheets as of December 31, 2000 and 1999, in thousands:

	Pension Benefits		Other Benefits
Change in benefit obligation	2000	1999	2000	1999
Benefit obligation at beginning of year	$182,573	$183,014	$14,548	$14,139
Service cost	4,400	4,172	739	730
Interest cost	13,626	12,656	1,076	950
Amendments	—	—	506	—
Actuarial (gain) loss	14,320	(8,023)	183	(639)
Benefits paid	(9,478)	(9,246)	(646)	(632)

Benefit obligation at end of year	205,441	182,573	16,406	14,548

Change in plan assets
Fair value of assets at beginning of year	178,640	158,684	—	—
Actual return on plan assets	1,316	20,981	—	—
Employer contribution	8,245	8,221	646	632
Benefits paid	(9,478)	(9,246)	(646)	(632)

Fair value of assets at end of year	178,723	178,640	—	—

Funded status	(26,718)	(3,933)	(16,406)	(14,548)
Unrecognized actuarial net (gain) loss	39,062	10,228	(11,061)	(12,145)
Unrecognized prior service cost	—	—	506	—

Prepaid (accrued) benefit cost at end of year	$12,344	$6,295	$(26,961)	$(26,693)

Amounts recognized in the accompanying balance sheets
Prepaid benefit cost	$19,697	$17,642	$—	$—
Accrued benefit liability	(17,452)	(11,347)	(26,961)	(26,693)
Intangible asset	—	—	—	—
Accumulated other comprehensive loss	10,099	—	—	—

Prepaid (accrued) benefit cost at end of year	$12,344	$6,295	$(26,961)	$(26,693)

Weighted average assumptions at end of year
Discount rate	7.5%	7.5%	7.5%	7.5%
Expected return on plan assets	9.0%	9.0%	Not applicable	Not applicable
Rate of compensation increase	Various *	4.5%	Not applicable	Not applicable
*
Compensation for pilots was assumed to increase 13.2% in 2001, 10.5% in 2002, 9.8% in 2003, 3.5% in 2004 and 4.5% after 2004. The rate of compensation increase is not applicable to the frozen plans.

    At December 31, 2000, the health care cost trend rate was assumed to increase by 7.0% for 2001 and decrease gradually to 4.0% over 6 years and remain level thereafter. At December 31, 1999, the health care cost trend rate was assumed to increase by 7.25% for 2000 and decrease gradually to 4.0% over 7 years and remain level thereafter.

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $147.7 million, $128.0 million and $110.5 million, respectively, as of December 31, 2000, and $124.8 million, $114.7 million and $106.7 million, respectively, as of December 31, 1999.

    The following table sets forth the net periodic benefit cost for the years ended December 31, 2000, 1999, and 1998:

	Pension Benefits			Other Benefits
Components of Net Periodic Benefit Cost
	2000	1999	1998	2000	1999	1998
Service cost	$4,400	$4,172	$4,047	$739	$730	$739
Interest cost	13,626	12,656	12,078	1,075	950	1,037
Expected return on plan assets	(15,830)	(14,342)	(13,473)	—	—	—
Recognized net actuarial (gain) loss	—	544	—	(900)	(928)	(861)

Net periodic benefit cost	$2,196	$3,030	$2,652	$914	$752	$915

    Assumed health care cost trend rates have a significant impact on the amounts reported for other benefits. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost
components	$261,000	$(216,000)
Effect on postretirement benefit obligation	$2,083,000	$(1,748,000)

Other Benefit Plans

    The Company sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots' plan. The Company is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $1.7 million, $1.4 million, and $1.3 million in 2000, 1999, and 1998, respectively. The Company is also required to contribute 4.04% of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $2.3 million, $2.1 million, and $2.0 million in 2000, 1999, and 1998, respectively.

9.  Capital Stock, Warrants, Rights and Options

Authorized Capital Stock

    As of December 31, 2000 and 1999, the authorized capital stock of the Company consists of 60,000,000 shares of Common Stock, par value $.01 per share, and 2,000,000 shares of Special Preferred Stock, par value $.01 per share.

    Under the terms of the Credit Facility, the Company is restricted from paying any cash or stock dividends. No dividends were paid by the Company in 2000 or 1999.

    In March 2000, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to buy up to 5 million shares of its Common Stock. In August 2000, the Board of Directors increased the authorization to 10 million shares. Under the approved stock repurchase plan, the Company may repurchase Common Stock from time to time in the open market and in private transactions. The amount and timing of any repurchases will be subject to a number of factors, including the "trading practices rules" promulgated under the Securities Exchange Act of 1934, the price and availability of the Company's stock and general market conditions. Including the effect of the repurchase of certain warrants, as of December 31, 2000, 9,242,808 shares of Common Stock had been repurchased by the Company for approximately $19.2 million.

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

Warrants

    In January 1996, due to its participation in certain recapitalization efforts of the Company, American's parent company, AMR Corporation ("AMR"), received, among other things, warrants (the "AMR Warrants") which, subject to certain conditions, entitled AMR to purchase up to 1,949,338 shares of the Company's Common Stock at $1.07 per share, as adjusted pursuant to applicable anti-dilution provisions. One-half of the warrants were exercisable immediately and the remaining one-half were to become exercisable only if American and the Company entered into a code sharing arrangement. In July 1997, the Company consummated the code share marketing agreement with American. All of the warrants became exercisable upon implementation of the code share agreement with American on March 2, 1998. On June 20, 2000, the Company repurchased from AMR all of the outstanding warrants for approximately $2.6 million. The 1,949,338 shares associated with the warrants have been counted toward the 10 million shares of Common Stock that the Company is authorized to repurchase under the stock repurchase program. The estimated fair value of the codeshare agreement and the underlying warrants approximated $2.3 million and has been reflected in the accompanying balance sheets as other assets. The amount included in other assets is being amortized on a straight-line basis over five years from the implementation date of the code share agreement.

Stock Option Plans

    Under the 1994 Stock Option Plan, 600,000 shares of Common Stock were reserved for grants of options to officers and key employees of the Company. Under the 1996 Stock Incentive Plan, As Amended, 4,500,000 shares of Common Stock has been reserved for issuance of discretionary grants of options to the Company's employees. The Company also has a 1996 Nonemployee Director Stock Option Plan under which 500,000 shares of Common Stock were reserved for issuance and grants of options to nonemployee members of the Board of Directors. Stock options are granted with an exercise price equal to the Common Stock's fair market value at the date of grant, generally vest over a period of four years and expire, if not previously exercised, 10 years from the date of grant.

    Stock option activity during the periods indicated is as follows:

			Weighted average of exercise price of shares under plan
	Shares of Common Stock
	Available for options	Under plan
Balance at December 31, 1997	1,540,500	544,500	$3.09

Authorized
1996 Stock Incentive Plan	2,500,000	—	—
Granted
1996 Stock Incentive Plan	(1,035,000)	1,035,000	3.50
1996 Nonemployee Director Stock
Option Plan	(56,000)	56,000	3.50
Exercised
1994 Stock Option Plan	—	(112,500)	1.62
Forfeited
1996 Stock Incentive Plan	28,000	(28,000)	3.56

Balance at December 31, 1998	2,977,500	1,495,000	$3.49

Granted
1996 Stock Incentive Plan	(200,000)	200,000	2.34
1996 Nonemployee Director Stock
Option Plan	(32,000)	32,000	2.31
Forfeited
1996 Stock Incentive Plan	45,000	(45,000)	3.50
1996 Nonemployee Director Stock
Option Plan	25,000	(25,000)	3.69

Balance at December 31, 1999	2,815,500	1,657,000	$3.33

Granted
1996 Stock Incentive Plan	(975,000)	975,000	2.63
1996 Nonemployee Director Stock
Option Plan	(56,000)	56,000	2.63
Forfeited
1996 Stock Incentive Plan	35,000	(35,000)	3.00
1996 Nonemployee Director Stock
Option Plan	24,000	(24,000)	3.69

Balance at December 31, 2000	1,843,500	2,629,000	$3.05

    As of December 31, 2000, vesting requirements and exercise periods under each respective plan are as follows:

	Vesting	Exercise Period
1994 Stock Option Plan	Fully vested	Through 2005
1996 Stock Incentive Plan	Various from 2001 through 2004	Various from 2001 through 2010
1996 Nonemployee Director Stock Option Plan	Through 2001	Various from 2001 through 2010

    At December 31, 2000, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $1.62 to $4.06 and 7.5 years, respectively.

    At December 31, 2000, 1999, and 1998, the number of options exercisable was 1,143,000, 646,500, and 316,000, respectively, with weighted-average exercise prices of $3.38, $3.42, and $3.14, respectively.

    The Company applies APB Opinion No. 25 in accounting for stock options. Had the Company determined compensation cost based on the fair value at the grant date of the respective options under SFAS No. 123, the Company's net income (loss) would have been reduced or increased to the pro forma amounts indicated below:

	2000	1999	1998
Net Income (Loss)
As reported	$(18,615)	$(29,267)	$8,205
Pro forma	$(19,475)	$(29,933)	$7,146
Basic earnings per share
As reported	$(0.48)	$(0.72)	$0.20
Pro forma	$(0.51)	$(0.73)	$0.17
Diluted earnings per share
As reported	$(0.48)	$(0.72)	$0.19
Pro forma	$(0.50)	$(0.73)	$0.17

    The per share weighted-average fair value of stock options granted during 2000, 1999, and 1998 was $1.22, $1.22, and $1.78, respectively, on the date of grant using a Black Scholes option-pricing model with the following weighted-average assumptions:

	2000	1999	1998
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	34.0%	34.0%	40.0%
Risk-free interest rate	5.19%	5.38% to 6.36%	5.76%
Expected life	Up to 7 years	Up to 7 years	Up to 7 years

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

10. Commitments and Contingent Liabilities

Aircraft Commitments

    As previously discussed, the Company has executed a purchase agreement with Boeing to acquire thirteen new Boeing 717-200 aircraft during the year 2001, with monthly deliveries of the aircraft between February and December 2001, with two units to be delivered in June and September 2001.

    As part of the purchase agreement for the Boeing 717-200 aircraft, the Company is required to fund, through June 2001, in the aggregate, approximately $43 million toward the acquisition of the aircraft. The $43 million is being funded through a combination of internally generated funds and use of a revolving $22.5 million secured term loan facility with KFW, secured by Rolls-Royce Deutchland GmbH ("Rolls-Royce"), the engine manufacturer for the 717-200. As of December 31, 2000, the Company had made approximately $39.4 million of the required $43 million in progress payments, with $32.2 million of these payments having been made in 2000.

    Acquisition of the Boeing 717-200 aircraft is structured using leveraged lease financing provided through Boeing affiliates. The first two aircraft have been, and each additional aircraft will be, permanently financed upon delivery and the outstanding balance due KFW under the revolving $22.5 million facility will be repaid with the permanent financing of each aircraft during 2001.

    In connection with its decision to replace the present Interisland DC-9 fleet with the Boeing 717s, the Company performed an evaluation to determine, in accordance with the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts of these aircraft and the related assets. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect the fair market value as of December 31, 1999. In determining the fair market value of these assets, the Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The evaluation performed under the guidelines of SFAS No. 121 resulted in a $47 million pre-tax, non-cash impairment loss being recorded in fourth quarter 1999. The Company also recorded a $14.9 million pre-tax restructuring charge in 2000, of which $6.8 million was related to estimated costs to comply with the return condition provisions and early termination provisions of the five DC-9 aircraft under operating leases, and $8.1 million to reduce the DC-9 expendable inventory to fair market value as of December 31, 2000.

Litigation and Contingencies

    All claims asserted against the Company for alleged prepetition and/or administrative claims on or before the Effective Date of the Company's reorganization have been resolved utilizing reserved Common Stock shares and the Company's Chapter 11 Bankruptcy proceeding has been closed.

    The Company is party to several other claims and legal actions. In 1999, the Department of Taxation ("DOT") of the State of Hawaii informally advised the Company that it was prepared to issue proposed tax assessment notices to the Company's lessors of DC-9 aircraft under operating leases for general excise tax liability on the lease rent paid to such lessors. Pursuant to the leases, the Company would, subject to certain defenses, including but not limited to the Company's prior discharge in bankruptcy of certain obligations, be liable to the lessors for such taxes and possibly interest and penalties thereon. During 2000, the State DOT sent actual assessments for this alleged tax liability to lessors of the Company's DC-9 aircraft operating leases. The lessors authorized the Company to negotiate a resolution of these assessments. In December, the Company and the State DOT finalized a confidential settlement of all such liability through 2000.

Los Angeles Airport Operating Terminal

    On December 1, 1985, the Company entered into an interline agreement with other airlines, which agreement was amended and restated as of September 1, 1989 for, among other things, the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport ("Facilities"). Current tenants and participating members of LAX Two Corporation (the "Corporation"), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under a lease agreement. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental. All leases of the Corporation are accounted for as operating leases with related future commitments as of December 31, 2000 amounting to approximately $225.6 million. Rent expense relating to these operating leases totaled $5.6 million, $4.7 million, and $4.9 million in 2000, 1999, and 1998, respectively.

    Member airlines pay the expenses associated with the Facilities on a prorata share basis calculated primarily upon their respective numbers of passengers utilizing the Facilities. The Company accounts for its obligation under this agreement as an operating lease and incurred $1,068,000, $605,000, and $592,000 of rent expense in 2000, 1999, and 1998, respectively.

Union Contract Negotiations

    As of December 31, 2000, Hawaiian Airlines had 3,313 active employees, of which 2,755 were employed on a full-time basis. The majority of Hawaiian Airlines' employees are covered by labor agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM"), the Air Line Pilots Association, International ("ALPA"), the Association of Flight Attendants ("AFA"), the Transport Workers Union ("TWU") and the Communications Section Employees Union ("CSE"). The amendable date of all six contracts was February 28, 2000. In December 2000, the Company and ALPA reached an agreement on a new 42-month contract that went into effect on January 1, 2001. Terms of the accord were ratified by ALPA's Master Executive Council. The Company is currently in direct negotiations with the IAM and AFA. If no agreement is reached in direct negotiations, federally- mandated mediation will occur and could last for an unspecified period of time. Although the overwhelming majority of labor negotiations in the airline industry are resolved in mediation, there can be no assurance that the discussions will result in an agreement and ratification between the Company and each labor group. The time required to negotiate a contract under the Railway Labor Act varies. Therefore, management cannot currently estimate the timeframe or results of the ensuing discussions. Should the Company and the labor groups be unable to reach an agreement, the Company could be adversely affected.

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

    The Company leases ten DC-10 aircraft from American. American is responsible for maintenance on all of the Company's DC-10 aircraft (leased and owned) except for the three DC-10 aircraft leased from Continental, for which Continental provides maintenance services. The maintenance agreement with American provides the Company access to spare parts, engines and rotables for the maintenance of these aircraft. As such, the Company does not maintain large inventories of spare engines or parts to support the operation of the DC-10 aircraft. The Company pays a minimum contractual power by the hour charge for maintenance services, monthly in arrears. During 2000, the Company incurred approximately $85.8 million of lease and maintenance expenses under the American leases and aircraft maintenance agreements. Maintenance performed by American on applicable DC-10 aircraft of the Company is subject to American's right to terminate such services at any time with 180 days prior notice. If American terminated the maintenance arrangement, the Company would have to seek an alternate source of maintenance service or undertake to maintain its DC-10s internally. No assurance can be given that the Company would be able to do so on a basis that is as cost-effective as the American maintenance arrangement. See Notes 4 and 5.

    The Company has code sharing agreements with American, American Eagle carrier Wings West Airlines, Inc., Northwest and Continental. The Company also participates in the frequent flyer programs of American, Northwest, Continental and Virgin Atlantic. These programs and services make the Company more competitive, but increase its reliance on third parties.

    In 2000 and 1999, one particular Hawaii-based wholesaler constituted approximately 17% of the Company's total operating revenues. Travel agents generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies to favor another airline or to disfavor the Company could adversely affect the Company. Although management intends to continue to offer an attractive and competitive product to travel agencies and to maintain favorable relations with travel agencies, there can be no assurance that travel agencies will not disfavor the Company or favor other airlines in the future, either of which could have an adverse effect on the Company's operations and profitability.

12. Related Party Transactions

    From July 17, 2000 through February 28, 2001, William F. Loftus served as Executive Vice President, Chief Financial Officer and Treasurer of the Company. During this period, the Company paid Mr. Loftus a base salary of $152,000. During this same period, the Company paid The Loftus Group, a financial and management consulting firm of which more than ten percent (10%) is owned by Mr. Loftus, $638,535 in fees for financial consulting services, plus expenses.

    On May 19, 2000, the Company invested $3.0 million in certificates of deposit with Liberty Bank, SSB, of Austin, Texas. Liberty Bank is majority owned by John W. Adams and another individual. John W. Adams is the sole shareholder of AIP General Partner, Inc., the general partner of Airline Investors Partnership, L.P., which is the majority owner of the Company. Current directors of the Company include Mr. Adams, as well as Edward Z. Safady and Thomas J. Traznowski, both of whom are also employees and/or directors of Liberty Bank, SSB.

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

14. Segment Information

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

	2000	1999	1998
Transpac	$286,765	$236,234	$196,670
Interisland	167,048	144,131	138,614
Southpac	21,662	19,886	18,961
Overseas Charter	82,358	46,570	35,742

	$557,833	$446,821	$389,987

Hawaiian Airlines, Inc.

Supplemental Financial Information

Unaudited Quarterly Financial Information (in thousands, except for per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000:
Operating revenues	$136,033	$154,557	$169,901	$146,729
Operating income (loss)	(4,455)	7,509	1,020	(17,876)
Net income (loss)	(2,598)	4,618	(218)	(20,417)
Net income (loss) per Common Stock share:
Basic	(0.06)	0.11	(0.01)	(0.59)
Diluted	(0.06)	0.11	(0.01)	(0.58)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
1999:*
Operating revenues	$109,675	$121,973	$134,826	$122,403
Operating income (loss)	1,139	4,008	6,925	(52,609)
Net income (loss)	(169)	1,708	3,382	(34,188)
Net income (loss) per Common Stock share:
Basic	(0.04)	0.04	0.08	(0.83)
Diluted	(0.04)	0.04	0.08	(0.83)
*
During fourth quarter of 1999, the Company changed its method of accounting for the sale of mileage credits under its frequent flyer program. Therefore, effective January 1, 1999, the Company recorded a $772,000 cumulative effect of a change in accounting principle, net of tax, and has restated the quarterly information for 1999 presented herein.

Hawaiian Airlines, Inc.

Selected Financial and Statistical Data (in thousands)

	2000	1999	1998	1997	1996
Summary of Operations:
Operating revenues	$607,220	$488,877	$426,415	$404,216	$384,473
Operating expenses	621,022	529,414	409,010	401,714	382,446

Operating income (loss)	(13,802)	(40,537)	17,405	2,502	2,027
Interest expense, net	1,257	(1,071)	(403)	(394)	(2,432)
Gain (loss) on disposition of equipment	(85)	(1,013)	(831)	(140)	(729)
Other, net	305	2,708	(163)	(820)	(297)

Income (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principle	(12,325)	(39,913)	16,008	1,148	(1,431)
Income taxes	(6,290)	11,418	(7,803)	(1,720)	(868)

Net income (loss) before extraordinary items and cumulative effect of change in accounting principle	(18,615)	(28,495)	8,205	(572)	(2,299)
Extraordinary items, net of income taxes	—	—	—	—	766

Net income (loss) before cumulative effect of change in accounting principle	(18,615)	(28,495)	8,205	(572)	(1,533)
Cumulative effect of change in accounting principle, net of income taxes	—	(772)	—	(450)	—

Net income (loss)	$(18,615)	$(29,267)	$8,205	$(1,022)	$(1,533)

Hawaiian Airlines, Inc.

Selected Financial and Statistical Data (in thousands, except per share data) (continued)

	2000	1999	1998		1997	1996
Net Income (Loss) per Common Stock Share:
Basic
Before extraordinary items and cumulative effect
of change in accounting principle	$(0.48)	$(0.70)	$0.20		$(0.02)	$(0.08)
Extraordinary items, net	—	—	—		—	0.03
Cumulative effect of change in accounting principle, net	—	(0.02)	—		(0.01)	—

Net income (loss) per Common Stock share	$(0.48)	$(0.72)	$0.20		$(0.03)	$(0.05)

Diluted
Before extraordinary items and cumulative effect
of change in accounting principle	$(0.48)	$(0.70)	$0.19		$(0.02)	$(0.08)
Extraordinary items, net	—	—	—		—	0.03
Cumulative effect of change in accounting principle, net	—	(0.02)	—		(0.01)	—

Net income (loss) per Common Stock share	$(0.48)	$(0.72)	$0.19		$(0.03)	$(0.05)

Weighted Average Shares Outstanding:
Basic	38,537	40,997	40,921	*	40,361 *	29,032 *
Diluted	39,038	40,997	42,205	*	40,361 *	29,032 *
Shareholders' Equity Per Share (Without Dilution)	$0.54	$1.61	$2.22		$2.12	$2.11
Shares Outstanding at End of Period	33,708	40,997	40,997	*	40,889 *	39,262 *
Balance Sheet Items:
Total assets	$256,968	$241,937	$221,911		$200,824	$196,289
Property and equipment, net	83,743	65,272	84,922		66,243	45,794
Long-term debt, excluding current portion	10,763	23,858	14,454		3,991	6,353
Capital lease obligations, excluding current portion	2,067	2,790	5,966		10,580	7,387
Shareholders' equity	18,259	66,126	90,887		86,873	82,873
*
Includes shares reserved for issuance under the Consolidated Plan of Reorganization dated September 21, 1993, as amended.

Hawaiian Airlines, Inc.

Selected Financial and Statistical Data (in thousands, except as otherwise indicated) (unaudited) (continued)

	2000		1999		1998		1997		1996
Scheduled Operations:
Revenue passengers	5,886		5,425		5,010		4,964		4,971
Revenue passenger miles	4,492,395		4,076,576		3,649,024		3,479,056		3,324,005
Available seat miles	5,967,810		5,468,589		4,940,001		4,699,609		4,571,955
Passenger load factor	75.3%		74.5%		73.9%		74.0%		72.7%
Passenger revenue per passenger mile	10.6	¢	9.8	¢	9.7	¢	9.5	¢	9.8	¢

Overseas Charter Operations:
Revenue passengers	382		283		250		253		190
Revenue passenger miles	1,165,436		803,524		689,578		683,384		515,982
Available seat miles	1,279,749		852,155		733,735		739,619		528,787

Total Operations:
Revenue passengers	6,268		5,708		5,260		5,217		5,161
Revenue passenger miles	5,657,831		4,880,100		4,338,602		4,162,440		3,839,987
Available seat miles	7,247,559		6,320,744		5,673,736		5,439,228		5,100,742
Passenger load factor	78.1%		77.2%		76.5%		76.5%		75.3%
Revenue Per ASM	8.38	¢	7.73	¢	7.52	¢	7.43	¢	7.54	¢
Cost Per ASM	8.57	¢	8.38	¢	7.21	¢	7.39	¢	7.50	¢

Report of Independent Auditors

The Board of Directors
Hawaiian Airlines, Inc.

    We have audited the financial statements of Hawaiian Airlines, Inc. (the "Company") as of December 31, 2000 and 1999, and for each of the two years in the period ended December 31, 2000, and have issued our report thereon dated March 16, 2001 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule for these related periods listed in item 14(a)(9) (Selected Financial and Statistical Data) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Honolulu, Hawaii
March 16, 2001

S-1a

Independent Auditors' Report on Schedule

The Board of Directors
Hawaiian Airlines, Inc.:

    Under date of March 11, 1999, we reported on the statements of operations, shareholders' equity and comprehensive income, and cash flows of Hawaiian Airlines, Inc. for the year ended December 31, 1998, which are included herein. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule of Hawaiian Airlines, Inc. for the year ended December 31, 1998. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

    In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Honolulu, Hawaii
March 11, 1999

S-1b

Hawaiian Airlines, Inc.

Valuation and Qualifying Accounts (in thousands)

Years Ended December 31, 2000, 1999, and 1998

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
Allowance for Doubtful Accounts:
2000	$500	795		—	795	(a)	$500

1999	$500	1,060		—	1,060	(a)	$500

1998	$500	350		—	350	(a)	$500

Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies:
2000	$120	8,080	(b)	—	196		$8,004

1999	$120	—		—	—		$120

1998	$120	—		—	—		$120

(a)
Doubtful accounts written off, net of recoveries

(b)
Restructuring charge related to the write-down of DC-9 expendable parts

S-2

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
The Company
Operations
Segment Information
Seasonality
Dependence on Tourism
Competition
Reliance on Third Parties
Regulation
Employees
Executive Officers
PART II
Results of Operations 2000 Compared to 1999
Operating Revenues
Operating Expenses
New Accounting Pronouncements
1999 Compared to 1998
Operating Revenues
Operating Expenses
Cumulative Effect of Change in Accounting Principle
Aircraft, Routes and Alliances
Liquidity and Capital Resources
Stock and Warrant Repurchases
Employees
Deferred Tax Assets
Derivative Financial Instruments
Landing Fees and Ticket Taxes
Frequent Flyer Program
Information Technology Systems and Impact of Year 2000
Aircraft Fuel
Investments in Equity Securities
Interests of Named Experts
PART III
PART IV
EXHIBIT INDEX
SIGNATURES
Hawaiian Airlines, Inc. Balance Sheets (in thousands) December 31, 2000 and 1999
Hawaiian Airlines, Inc. Balance Sheets (in thousands, except share data) December 31, 2000 and 1999
Hawaiian Airlines, Inc. Statements of Operations (in thousands) For the Years ended December 31, 2000, 1999, and 1998
Hawaiian Airlines, Inc. Statements of Operations (in thousands, except per share data) For the Years ended December 31, 2000, 1999, and 1998
Hawaiian Airlines, Inc. Statements of Shareholders' Equity and Comprehensive Income (in thousands) For the Years ended December 31, 2000, 1999, and 1998
Hawaiian Airlines, Inc. Statements of Cash Flows (in thousands) For the Years ended December 31, 2000, 1999 and 1998
Hawaiian Airlines, Inc. Statements of Cash Flows (in thousands) For the Years ended December 31, 2000, 1999, and 1998
Stock Option Plans
Hawaiian Airlines, Inc. Supplemental Financial Information Unaudited Quarterly Financial Information (in thousands, except for per share data)
Hawaiian Airlines, Inc. Selected Financial and Statistical Data (in thousands)
Hawaiian Airlines, Inc. Selected Financial and Statistical Data (in thousands, except per share data) (continued)
Hawaiian Airlines, Inc. Selected Financial and Statistical Data (in thousands, except as otherwise indicated) (unaudited) (continued)
Hawaiian Airlines, Inc. Valuation and Qualifying Accounts (in thousands) Years Ended December 31, 2000, 1999, and 1998