Form 10-Q
period 2001-03-31
HAWAIIAN AIRLINES INC/HI
filed 2001-05-15
CIK 46205

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-8836

HAWAIIAN AIRLINES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Hawaii	99-0042880
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3375 Koapaka Street, Suite G-350 Honolulu, Hawaii	96819
(Address of Principal Executive Offices)	(Zip Code)

    Registrant's Telephone Number, Including Area Code: (808) 835-3700

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /x/ Yes    / / No

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  /x/ Yes    / / No

    As of May 1, 2001, 33,715,099 shares of Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hawaiian Airlines, Inc.
Condensed Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2001	2000
Operating Revenues:
Passenger	$113,764	$104,430
Charter	22,375	20,171
Cargo	6,100	6,446
Other	5,806	4,986

Total	148,045	136,033

Operating Expenses:
Wages and benefits	43,804	38,910
Aircraft fuel, including taxes and oil	30,537	28,146
Maintenance materials and repairs	25,069	28,294
Aircraft rentals	6,183	4,183
Other rentals and landing fees	5,948	4,740
Sales commissions	2,990	2,358
Depreciation and amortization	3,575	3,932
Restructuring charges	(3,600)	—
Other	32,814	29,925

Total	147,320	140,488

Operating Income (Loss)	725	(4,455)

Nonoperating Income (Expense):
Interest expense, net	330	72
Loss on disposition of equipment	(136)	(153)
Other, net	(527)	(187)

Total	(333)	(268)

Income (Loss) Before Income Taxes	392	(4,723)
Income Tax (Provision) Benefit	(176)	2,125

Net Income (Loss)	$216	$(2,598)

Net Income (Loss) Per Common Stock Share:
Basic	$0.01	$(0.06)

Diluted	$0.01	$(0.06)

Weighted Average Number of Common Stock Shares Outstanding:
Basic	33,712	40,997

Diluted	33,750	40,997

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.
Condensed Balance Sheets (in thousands) (Unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$85,229	$67,832
Accounts receivable, net	33,199	25,195
Inventories, net	4,170	4,432
Assets held for sale	—	12,805
Deferred tax assets, net	7,126	7,125
Prepaid expenses and other	12,631	10,132

Total current assets	142,355	127,521

Property and equipment, less accumulated depreciation and amortization of $24,617 and $22,171 in 2001 and 2000, respectively	82,232	83,743
Deferred tax assets, net	8,408	8,585
Other assets	10,375	5,530
Reorganization value in excess of amounts allocable to identifiable assets, net	31,014	31,589

Total Assets	$274,384	$256,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$20,231	$30,510
Current portion of capital lease obligations	951	723
Accounts payable	50,282	55,083
Air traffic liability	109,333	74,989
Accrued liabilities	34,338	36,530

Total current liabilities	215,135	197,835

Long-Term Debt	10,709	10,763
Capital Lease Obligations	2,703	2,067
Other Liabilities and Deferred Credits	27,350	28,044
Shareholders' Equity:
Common and Special Preferred Stock	410	410
Capital in excess of par value	83,430	83,418
Notes receivable from Common Stock sales	(1,581)	(1,581)
Accumulated deficit	(53,673)	(53,889)
Accumulated other comprehensive income (loss)—minimum pension liability adjustment	(10,099)	(10,099)

Shareholders' equity	18,487	18,259

Total Liabilities and Shareholders' Equity	$274,384	$256,968

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.
Condensed Statements of Cash Flows (in thousands) (Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash Flows From Operating Activities:
Net income (loss)	$216	$(2,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,738	2,515
Amortization	837	1,417
Net periodic postretirement benefit cost	344	280
Restructuring charges	(3,600)	—
Loss on disposition of equipment	136	153
Fair value adjustment on derivatives	471	—
Decrease (increase) in accounts receivable	(8,004)	1,591
Decrease in inventories	262	589
Increase in prepaid expenses	(2,970)	(1,284)
Decrease (increase) in deferred tax assets	176	(2,125)
Decrease in accounts payable	(4,801)	(1,569)
Increase air traffic liability	34,344	26,389
Increase in accrued liabilities	1,408	1,548
Other, net	(1,700)	(2,124)

Net cash provided by operating activities	19,857	24,782

Cash Flows From Investing Activities:
Purchase of property and equipment	(6,022)	(1,514)
Progress payments on flight equipment	(1,704)	(2,313)
Net proceeds from disposition of equipment	12,722	5

Net cash provided by (used in) investing activities	4,996	(3,822)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	12	—
Issuance of long-term debt	511	232
Repayment of long-term debt	(7,417)	(761)
Repayment of capital lease obligations	(562)	(2,104)

Net cash used in financing activities	(7,456)	(2,633)

Net increase in cash and cash equivalents	17,397	18,327
Cash and cash equivalents—Beginning of Period	67,832	63,631

Cash and cash equivalents—End of Period	$85,229	$81,958

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.
Statistical Data (in thousands, except as otherwise indicated) (Unaudited)

	Three Months Ended March 31,
	2001		2000
Scheduled Operations:
Revenue passengers flown	1,382		1,407
Revenue passenger miles ("RPM")	984,787		978,872
Available seat miles ("ASM")	1,354,597		1,407,308
Passenger load factor	72.7%		69.6%
Passenger revenue per passenger mile ("Yield")	11.6	¢	10.7	¢
Overseas Charter Operations:
Revenue passengers flown	106		96
RPM	322,348		298,724
ASM	353,730		319,025
TOTAL OPERATIONS:
Revenue passengers flown	1,488		1,503
RPM	1,307,135		1,277,596
ASM	1,708,327		1,726,333
Revenue per ASM	8.67	¢	7.88	¢
Cost per ASM	8.62	¢	8.14	¢

Hawaiian Airlines, Inc.
Notes to Condensed Financial Statements (Unaudited)

1.  Business and Basis of Presentation

    Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on operating revenues, is the largest airline headquartered in Hawaii. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average and depending on seasonality, approximately 171 flights per day. The Company provides daily service from Hawaii, principally Honolulu to Las Vegas, Nevada and the four key United States ("U.S.") West Coast gateway cities of Los Angeles and San Francisco, California, Seattle, Washington and Portland, Oregon ("Transpac"). Daily service between Honolulu and San Diego, California is scheduled to begin on June 15, 2001. The Company also provides daily service among the six major islands of the State of Hawaii ("Interisland") and twice weekly service to Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("Southpac"). Charter service is provided from Honolulu to Las Vegas and Anchorage, Alaska and from Los Angeles to Papeete ("Overseas Charter"). In April 2001, the Company announced a three-year extension of its contract with Renaissance Cruises to provide charter service between Los Angeles and Papeete. The Company operates a fleet consisting of B717-200 aircraft and DC-9-50 aircraft on its Interisland routes, and DC-10 aircraft on its Transpac, Southpac and Overseas Charter routes.

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 2000.

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

    As of March 31, 2001, the Company had net deferred tax assets aggregating $15.5 million. The Company will continually assess the adequacy of its financial performance in determining its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company's income tax provision and net income.

3.  Restructuring Charge

    The restructuring of the Company's DC-9-50 fleet will be completed by the end of fiscal year 2001 at which time the Company's fleet of fifteen DC-9-50 aircraft will have been entirely replaced with thirteen new B717-200 aircraft. During fiscal year 2000, the Company recorded a $14.0 million pre-tax restructuring charge, of which $6.8 million related to estimated costs to comply with the return condition provisions and early termination provisions of the five DC-9-50 aircraft under operating leases, and $8.1 million related to reducing the DC-9-50 expendable inventory to fair market value as of December 31, 2000. During the first quarter of 2001, the Company recorded a $3.6 million credit to restructuring charges related to a change in estimate on the return condition provisions and early termination provisions of the five DC-9-50 aircraft under operating leases. The change in estimate is based on renegotiations of the return provisions with the respective lessors.

4.  Derivative Financial Instruments

    As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will be either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    The Company is required to account for its fuel hedging program under SFAS No. 133 and for the quarter ended March 31, 2001, has recognized the change in fair value of its derivatives through earnings. A realized net loss on liquidated contracts of $180,400 is included as a component of Aircraft Fuel Cost for the first quarter of 2001. Based upon the Company's derivative positions at March 31, 2001, an unrealized loss of approximately $471,000 has been recorded as other nonoperating expense in the condensed statement of operations.

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

    It is not reasonably possible to itemize all of the many factors and specific events that could affect an airline operating in the global economy. Some factors that could significantly impact results are capacity, load factors, revenues, expenses and cash flows, the airline pricing environment, fuel costs, labor union situations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation, the general economic environment and other factors, some of which are discussed herein.

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

Segment Information

    Principally all operations of the Company either originate or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of the Company's route structure in its various markets. The Company operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to the Company's chief operating decision-maker on both the Company's geographic components and the Company's product and service components resulting in the components based on products and services constituting the operating segment. As the Company offers only one service (i.e., air transportation), management has concluded that it has only one segment.

Results of Operations

    In the quarter ended March 31, 2001, the Company incurred operating and net income of $0.7 million and $0.2 million, respectively. Year to year, quarterly operating revenues increased 8.8% or $12.0 million, primarily due to a $9.3 million increase in scheduled passenger revenues and a $2.2 million increase in chartered passenger revenues. Operating expenses increased 4.8% or $6.8 million quarter over quarter, primarily due to increases in wages and benefits, fuel and aircraft rentals, offset by a reduction in DC-9-50 maintenance costs and a favorable adjustment to restructuring charges associated with the return of the DC-9-50 aircraft.

    The following table compares first quarter 2001 operating passenger revenues and statistics to those in first quarter 2000, in thousands, except as otherwise indicated:

	Three Months Ended March 31,
Operating Passenger Revenues and Statistics					Increase (Decrease)
	2001		2000			%
Scheduled:
Passenger revenues	$113,764		$104,430		$9,334	8.9
Revenue passengers flown	1,382		1,407		(25)	(1.7)
Revenue passenger miles ("RPM")	984,787		978,872		5,915	0.6
Available seat miles ("ASM")	1,354,597		1,407,308		(52,711)	(3.7)
Passenger load factor	72.7%		69.6%		3.1	4.5
Yield	11.6	¢	10.7	¢	0.9 ¢	8.3
Revenue per ASM ("RASM")	8.4	¢	7.4	¢	1.0 ¢	13.5
Overseas Charter:
Passenger revenues	$22,375		$20,171		$2,204	10.9
Revenue passengers flown	106		96		10	10.4
RPM	322,348		298,724		23,624	7.9
ASM	353,730		319,025		34,705	10.9
Total Operations:
Passenger revenues	$136,139		$124,601		$11,538	9.3
Revenue passengers flown	1,488		1,503		(15)	(1.1)
RPM	1,307,135		1,277,596		29,539	2.3
ASM	1,708,327		1,726,333		(18,006)	(1.0)

    Passenger revenues totaled $113.8 million during first quarter 2001, an increase of $9.3 million or 8.9% over first quarter 2000. Significant quarter to quarter variances were as follows:

    Primarily as a result of improvements in yield, the Company experienced increases in its Transpac and Interisland passenger revenues of $7.8 million and $1.3 million, respectively. Transpac revenue passengers flown decreased by less than 1% and yield increased by 12%. Similarly, Interisland revenue passengers flown decreased by 2% and yield increased by 5%.

    Overseas charter revenues increased by $2.2 million or 10.9% primarily due to increases in the Company's Honolulu to Las Vegas and Honolulu to Anchorage charter service.

    The following table compares operating expenses per ASM for first quarter 2001 with first quarter 2000 by major category:

	Three Months Ended March 31,
Operating Expenses Per ASM					Increase (Decrease)
	2001		2000			%
Wages and benefits	2.56	¢	2.25	¢	0.31 ¢	13.8
Aircraft fuel, including taxes and oil	1.79		1.63		0.16	9.8
Maintenance materials and repairs	1.47		1.64		(0.17)	(10.4)
Aircraft rentals	0.36		0.24		0.12	50.0
Other rentals and landing fees	0.35		0.28		0.07	25.0
Sales commissions	0.17		0.14		0.03	21.4
Depreciation and amortization	0.21		0.23		(0.02)	(8.7)
Other	1.92		1.73		0.19	11.0

	8.83		8.14		0.69	8.5
Restructuring charge	(0.21)		—		(0.21)	(100.0)

Total	8.62	¢	8.14	¢	0.48 ¢	5.9

    Significant quarter to quarter variances were as follows:

    Wages and benefits increased by $4.9 million or 12.6% primarily due to increases related to the new collective bargaining agreement with the Company's pilots that went into effect on January 1, 2001 and an overall increase in employee benefits.

    Aircraft fuel cost, including taxes and oil ("Aircraft Fuel Cost") increased in first quarter 2001 over first quarter 2000 by $2.4 million or 8.5%. The average cost of aircraft fuel per gallon and aircraft fuel consumption increased less than 1% quarter over quarter, however, the Company's fuel hedging program increased fuel expense by approximately $0.2 million in first quarter of 2001, compared to a decrease in fuel expense of approximately $1.8 million in the first quarter of 2000.

    Maintenance materials and repairs decreased by approximately $3.2 million or 11.4% quarter over quarter, primarily due to a decrease of $5.3 million in DC-9-50 maintenance expense resulting from decreases in heavy maintenance checks and scheduled engine removals, offset by an increase of $2.0 million in DC-10 maintenance expense resulting from increases in the number of DC-10 aircraft used and hours flown and an increase in maintenance rates.

    Aircraft rentals in the quarter ended March 31, 2001 increased by $2.0 million or 47.8% when compared to the comparable quarter in 2000. DC-10 aircraft rent increased by $1.7 million due to the addition of two DC-10 aircraft in April and December of 2000 and a sale-leaseback arrangement on two other DC-10 aircraft in January 2001. Landing fees increased by $1.0 million quarter over quarter mainly due to a reduction in 2000 first quarter landing fees as a result of application of a settlement of disputed landing fees at the Los Angeles International Airport.

    Other operating expenses increased by $2.9 million or 10.0% in the quarter ended March 31, 2001 versus the comparable quarter in 2000. The increase is due to a combination of additional expenses incurred in first quarter 2001 including purchased services, frequent flyer expense and interrupted trips expense.

    The quarter ended March 31, 2001 includes a $3.6 million favorable adjustment to the restructuring charge recorded in the quarter ended December 31, 2000 as a result of a change in estimated airframe return provisions related to the DC-9-50 aircraft operating leases.

Aircraft

    In March of 2000, the Company announced that it had executed a definitive agreement with The Boeing Company ("Boeing") to acquire thirteen new Boeing 717-200 aircraft, with rights to acquire an additional seven aircraft. The Boeing 717-200 aircraft will be delivered to the Company between February and December of 2001. The first three Boeing 717-200 aircraft were delivered to the Company on February 28, 2001, March 14, 2001 and April 30, 2001.

    As part of the purchase agreement for the Boeing 717-200 aircraft, the Company was required to fund through June 2001, in the aggregate, approximately $43 million in pre-delivery payments toward the acquisition of the aircraft. The $43 million will be funded through a combination of internally generated funds and use of a revolving $22.5 million secured term loan facility with Kreditanstalt Fur Wiederaufbau ("KFW"), secured by Rolls-Royce Deutchland GmbH ("Rolls-Royce"), the engine manufacturer for the Boeing 717-200. As of March 31, 2001, the Company had made approximately $41.5 million of the required $43 million in progress payments.

    The Company is using leveraged lease financing provided through Boeing affiliates to acquire the Boeing 717-200 aircraft. The first three aircraft have been, and each additional aircraft will be, permanently financed upon delivery and the outstanding balance due KFW under the revolving $22.5 million facility will be repaid with proceeds from the permanent lease financing of each aircraft. The KFW facility has been reduced to $18.9 million as of March 31, 2001.

    The Boeing 717-200 aircraft will replace the DC-9-50 aircraft for the Company's Interisland service. The Boeing 717-200 aircraft have the same Federal Aviation Administration Type Certificate as the DC-9-50, allowing easier crew transitioning; seat eight passengers in first class and 115 in coach; utilize twin Rolls-Royce BR715 engines that generate emissions below existing federal standards; and meet, as currently defined, Federal Stage 3 and proposed Stage 4 noise requirements. The 717-200 aircraft are more fuel-efficient and less costly to maintain than the Company's older DC-9-50 fleet.

    The Company retired four DC-9-50 aircraft, one in November 2000 and three during the first quarter of 2001. The Interisland routes are currently being serviced with eleven DC-9-50 aircraft and three Boeing 717-200 aircraft.

    In April of 2001, the Company announced that it will acquire three new widebody Boeing 767-300ER twin-jets to replace widebody McDonnell Douglas DC-10 aircraft used on Transpacific routes. The three Boeing 767-300ER aircraft will be delivered in October, November and December 2001 under long-term operating leases with Ansett Worldwide Aviation, Inc., a subsidiary of Morgan Stanley.

Liquidity and Capital Resources

    The Company's cash and cash equivalents totaled $85.2 million at March 31, 2001, a $17.4 million increase for the quarter.

    Cash flows from operating activities provided $19.9 million. Net income of $0.2 million and a $34.3 million increase in air traffic liability were offset by changes in other operating assets and liabilities (mainly accounts receivable, prepaid expenses and accounts payable) of $15.3 million. Depreciation and amortization of $3.6 million, the loss on disposition of equipment of $0.1 million and the fair value adjustment on heating oil derivatives of $0.5 million associated with the Company's fuel hedging program was offset by the non-cash restructuring credit of $3.6 million on the DC-9-50 aircraft.

    Investing activities provided $5.0 million of cash. The Company incurred $1.7 million in pre-delivery payments primarily toward the acquisition of the Boeing 717-200 aircraft and $6.0 million for capital expenditures in the quarter ended March 31, 2001. Proceeds of $12.7 million resulted from a sale-leaseback transaction in January 2001 on two DC-10 aircraft.

    Financing activities used $7.5 million in cash, primarily to pay $7.1 million in notes payable secured by the two DC-10 aircraft involved in the sale-leaseback transaction. Proceeds of $0.3 million were advanced from KFW for pre-delivery payments for the Boeing 717-200 aircraft. Repayment of long-term debt and capital lease obligations primarily relating to aircraft totaled $0.9 million.

    The Company maintains a credit facility with CIT Group/Business Credit, Inc. The credit facility consists of two secured term loans and a secured revolving line of credit including up to $6.0 million of letters of credit. At March 31, 2001, the total availability under the credit facility was $1.1 million with aggregate loans and letters of credit outstanding in the amounts of $6.6 million and $1.5 million, respectively. Maturity of this facility has been extended to May 31, 2001.

    Refer to Aircraft section above for discussion regarding financing of the Boeing 717-200 aircraft.

    The Company believes that its ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund its capital expenditure programs and to cover debt and other cash requirements in the foreseeable future.

Derivative Financial Instruments

    The Company utilizes heating oil forward contracts to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs. The Company employs a strategy whereby heating oil contracts may be used to hedge up to 50% of the Company's anticipated aircraft fuel needs. At March 31, 2001, the Company held petroleum forward contracts to purchase 554,000 barrels of heating oil in the aggregate amount of $17 million through January 2002. These forward contracts represented approximately 29% of the Company's anticipated aircraft fuel needs for the fuel to be purchased between May 2001 and October 2001. The contracts are either exchanged or traded with counterparties of high credit quality; therefore, the risk of nonperformance by the counterparties is considered to be negligible.

    As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will be either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    The Company is required to account for its fuel hedging program under SFAS No. 133 and for the quarter ended March 31, 2001, has recognized the change in fair value of its derivatives through earnings. A realized net loss on liquidated contracts of $180,400 is included as a component of Aircraft Fuel Cost for the first quarter of 2001. Based upon the Company's derivative positions at March 31, 2001, an unrealized loss of approximately $471,000 has been recorded as other nonoperating expense in the condensed statement of operations.

Employees

    The majority of Hawaiian Airlines' employees are covered by collective bargaining agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM"), the Air Line Pilots Association, International ("ALPA"), the Association of Flight Attendants ("AFA"), the Transport Workers Union ("TWU") and the Communications Section Employees Union ("CSE"). The amendable date of all six contracts was February 28, 2000. In December 2000, the Company and ALPA

reached an agreement on a new 42-month contract that went into effect on January 1, 2001. Terms of the accord were ratified by ALPA's Master Executive Council. In March 2001, the Company and the AFA reached a tentative agreement on a 42-month contract which has since been ratified by the union's membership and will be effective May 1, 2001. In early May 2001, the Company and the TWU reached a tentative agreement on a 42-month contract to be effective June 1, 2001, which is subject to ratification by the union's membership. The Company is currently in direct negotiations with the IAM. If no agreement is reached in direct negotiations, federally-mandated mediation will occur and could last for an unspecified period of time. Although the overwhelming majority of labor negotiations in the airline industry are resolved in mediation, there can be no assurance that the discussions will result in an agreement and ratification between the Company and each labor group. The time required to negotiate a contract under the Railway Labor Act varies. Therefore, management cannot currently estimate the timeframe or results of the ensuing discussions. Should the Company and the labor groups be unable to reach an agreement, the Company could be adversely affected.

Deferred Tax Assets

    As of March 31, 2001, the Company had net deferred tax assets aggregating $15.5 million based on gross deferred tax assets of $57.9 million less a valuation allowance of $29.5 million and deferred tax liabilities of $12.9 million. Utilization of these deferred tax assets is predicated on the Company being profitable in future years. The Company will continually assess the adequacy of its financial performance in determination of its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company's income tax provision.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is subject to certain market risks related to its aircraft fuel. Refer to Derivative Financial Instruments as described above for further discussion on aircraft fuel and related financial instruments.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    There are no material developments in legal proceedings previously reported and no material legal proceedings have become reportable events during the three months ended March 31, 2001.

ITEM 2. CHANGES IN SECURITIES.

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    A majority of the Company's ticket sales for the first quarter of 2001 are made by travel agents, including approximately 29% by four large wholesalers. In the first quarter of 2001, Panda Travel, Inc. constituted approximately 20% of the Company's total ticket sales.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

Exhibit 01-1	Employment Agreement for Christine Deister as Executive Vice President-Chief Financial Officer-Treasurer, effective as of March 1, 2001.
Exhibit 01-2
Lease Agreement N475HA dated February 28, 2001, between First Security Bank, N.A. and the Company, for one Boeing 717-200 aircraft, filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof. The Company also entered into Lease Agreement N476HA dated March 14, 2001 with First Security Bank, N.A. for an additional Boeing 717-200 aircraft. Lease Agreement N476HA is substantially indentical to Lease Agreement N475HA, except with respect to the aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Instruction 2, Lease Agreement N476HA is not being filed herewith.
  (b)
  Reports on Form 8-K.

    Current Report on Form 8-K dated April 3, 2001 reporting Item 5, "Other Events".

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN AIRLINES, INC.

May 15, 2001	By
/s/ Christine R. Deister
Christine R. Deister Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
Hawaiian Airlines, Inc. Condensed Statements of Operations and Comprehensive Income (Loss) (in thousands, except per share data) (Unaudited)
Hawaiian Airlines, Inc. Condensed Balance Sheets (in thousands) (Unaudited)
Hawaiian Airlines, Inc. Condensed Statements of Cash Flows (in thousands) (Unaudited)
Hawaiian Airlines, Inc. Statistical Data (in thousands, except as otherwise indicated) (Unaudited)
Hawaiian Airlines, Inc. Notes to Condensed Financial Statements (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Segment Information
Results of Operations
Aircraft
Liquidity and Capital Resources
Derivative Financial Instruments
Employees
Deferred Tax Assets
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES