Form 10-Q
period 2001-06-30
HAWAIIAN AIRLINES INC/HI
filed 2001-08-14
CIK 46205

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-8836

HAWAIIAN AIRLINES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Hawaii (State of incorporation)	99-0042880 (I.R.S. Employer Identification No.)
3375 Koapaka Street, Suite G-350 Honolulu, Hawaii (Address of Principal Executive Offices)	96819 (Zip Code)

Registrant's Telephone Number, Including Area Code: (808) 835-3700

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/  No / /

    As of August 1, 2001, 33,722,599 shares of Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hawaiian Airlines, Inc.
Condensed Statements of Operations (in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Operating Revenues:
Passenger	$122,477	$122,011	$236,242	$226,441
Charter	21,219	20,136	43,594	40,307
Cargo	5,517	7,026	11,618	13,472
Other	6,825	5,384	12,631	10,370

Total	156,038	154,557	304,085	290,590

Operating Expenses:
Wages and benefits	47,801	39,371	91,605	78,282
Aircraft fuel, including taxes and oil	26,374	28,759	56,912	56,905
Maintenance materials and repairs	25,055	30,415	50,125	58,709
Aircraft rentals	7,800	4,565	13,983	8,749
Other rentals and landing fees	5,937	5,272	11,885	10,011
Sales commissions	4,636	3,196	7,626	5,554
Depreciation and amortization	3,482	4,057	7,057	7,989
Restructuring charge	—	—	(3,600)	—
Other	33,694	31,413	66,511	61,338

Total	154,779	147,048	302,104	287,537

Operating Income	1,259	7,509	1,981	3,053

Nonoperating Income (Expense):
Interest expense, net	389	379	719	451
Gain (loss) on disposition of equipment	105	(26)	(31)	(179)
Other, net	3,637	533	3,111	346

Total	4,131	886	3,799	618

Income Before Income Taxes	5,390	8,395	5,780	3,671
Income Tax Provision	(2,426)	(3,777)	(2,600)	(1,652)

Net Income	$2,964	$4,618	$3,180	$2,019

Net Income Per Common Stock Share:
Basic	$0.09	$0.11	$0.09	$0.05

Diluted	$0.09	$0.11	$0.09	$0.05

Weighted Average Number of Common Stock Shares Outstanding:
Basic	33,720	40,551	33,716	40,774

Diluted	34,314	41,543	34,014	41,893

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.
Condensed Balance Sheets (in thousands) (Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$104,407	$67,832
Accounts receivable, net	28,978	25,195
Inventories, net	7,308	4,432
Assets held for sale	—	12,805
Deferred tax assets, net	7,126	7,125
Prepaid expenses and other	11,744	10,132

Total current assets	159,563	127,521

Property and equipment, less accumulated depreciation and amortization of $27,412 and $22,171 in 2001 and 2000, respectively	70,423	83,743
Deferred tax assets, net	5,984	8,585
Other assets	23,036	5,530
Reorganization value in excess of amounts allocable to identifiable assets, net	30,438	31,589

Total Assets	$289,444	$256,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$13,558	$30,510
Current portion of capital lease obligations	985	723
Accounts payable	55,672	55,083
Air traffic liability	121,752	74,989
Accrued liabilities	34,450	36,530

Total current liabilities	226,417	197,835

Long-term debt	10,589	10,763
Capital lease obligations	2,550	2,067
Other liabilities and deferred credits	28,767	28,044
Shareholders' Equity:
Common and Special Preferred Stock	410	410
Capital in excess of par value	83,442	83,418
Notes receivable from Common Stock sales	(1,560)	(1,581)
Accumulated deficit	(50,709)	(53,889)
Accumulated other comprehensive loss -
Minimum pension liability adjustment	(10,099)	(10,099)
Unrealized loss on hedge instruments	(363)	—

Shareholders' equity	21,121	18,259

Total Liabilities and Shareholders' Equity	$289,444	$256,968

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.
Condensed Statements of Cash Flows (in thousands) (Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash Flows From Operating Activities:
Net income	$3,180	$2,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,371	5,176
Amortization	1,686	2,813
Net periodic postretirement benefit cost	688	559
Restructuring charges	(3,600)	—
Loss on disposition of equipment	31	179
Fair value adjustment on derivatives	(238)	—
Increase in accounts receivable	(3,783)	(4,431)
Decrease (increase) in inventories	(2,319)	1,214
Increase in prepaid expenses	(1,737)	(4,306)
Decrease in deferred tax assets	2,600	1,651
Increase in accounts payable	589	1,515
Increase air traffic liability	46,763	40,997
Increase in accrued liabilities	1,520	2,159
Other, net	(4,571)	(999)

Net cash provided by operating activities	46,180	48,546

Cash Flows From Investing Activities:
Purchase of property and equipment	(10,175)	(3,859)
Progress payments on flight equipment	(4,748)	(22,640)
Net proceeds from disposition of equipment	12,888	46

Net cash used in investing activities	(2,035)	(26,453)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock	24	—
Proceeds from optionholders notes receivable	24	—
Issuance of long-term debt	942	16,120
Repurchase of Common Stock	—	(2,459)
Repurchase of warrants	—	(2,631)
Repayment of long-term debt	(7,733)	(1,535)
Repayment of capital lease obligations	(827)	(2,947)

Net cash provided by (used in) financing activities	(7,570)	6,548

Net increase in cash and cash equivalents	36,575	28,641
Cash and cash equivalents—Beginning of Period	67,832	63,631

Cash and cash equivalents—End of Period	$104,407	$92,272

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.
Statistical Data (in thousands, except as otherwise indicated) (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2000		2001		2000
Scheduled Operations:
Revenue passengers flown	1,408		1,526		2,791		2,933
Revenue passenger miles ("RPM")	1,122,660		1,197,280		2,107,448		2,176,152
Available seat miles ("ASM")	1,437,240		1,478,077		2,791,836		2,885,385
Passenger load factor	78.1%		81.0%		75.5%		75.4%
Passenger revenue per passenger mile ("Yield")	10.91	¢	10.19	¢	11.21	¢	10.41	¢
Passenger revenue per ASM ("PRASM")	8.52	¢	8.25	¢	8.46	¢	7.85	¢
Revenue per ASM ("RASM")	10.86	¢	10.46	¢	10.89	¢	10.07	¢
Cost per ASM ("CASM")	10.77	¢	9.95	¢	10.82	¢	9.97	¢
Overseas Charter Operations:
Revenue passengers flown	96		95		202		191
RPM	294,117		293,369		616,465		592,093
ASM	327,991		319,507		681,720		638,532
TOTAL OPERATIONS:
Revenue passengers flown	1,504		1,621		2,993		3,124
RPM	1,416,777		1,490,649		2,723,913		2,768,245
ASM	1,765,231		1,797,584		3,473,556		3,523,917
Passenger load factor	80.3%		82.9%		78.4%		78.6%
Yield	10.14	¢	9.54	¢	10.27	¢	9.64	¢
RASM	8.84	¢	8.60	¢	8.75	¢	8.25	¢
CASM	8.77	¢	8.18	¢	8.70	¢	8.16	¢

Hawaiian Airlines, Inc.
Notes to Condensed Financial Statements (Unaudited)

1. Business and Basis of Presentation

    Hawaiian Airlines, Inc. ("Hawaiian Airlines" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on operating revenues, is the largest airline headquartered in Hawaii. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company's passenger airline business is its chief source of revenue. Scheduled passenger service consists of, on average and depending on seasonality, approximately 168 flights per day. The Company provides daily service from Hawaii, principally Honolulu to Las Vegas, Nevada and the four key United States ("U.S.") West Coast gateway cities of Los Angeles and San Francisco, California, Seattle, Washington and Portland, Oregon ("Transpac"). Daily service between Honolulu and San Diego, California began on June 15, 2001. The Company also provides daily service among the six major islands of the State of Hawaii ("Interisland") and twice weekly service to Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("Southpac"). Charter service is provided from Honolulu to Las Vegas and Anchorage, Alaska and from Los Angeles to Papeete ("Overseas Charter"). In April 2001, the Company announced an agreement with Renaissance Cruises to extend for three years, until August 2004, their agreement to provide charter service between Los Angeles and Papeete. The Company operates a fleet consisting of B717-200 aircraft and DC-9-50 aircraft on its Interisland routes, and DC-10 aircraft on its Transpac, Southpac and Overseas Charter routes.

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

    As of June 30, 2001, the Company had net deferred tax assets aggregating $13.1 million. The Company will continually assess the adequacy of its financial performance in determining its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company's income tax provision and net income.

3. Restructuring Charge

    The restructuring of the Company's DC-9-50 fleet is expected to be completed by the end of fiscal year 2001 at which time the Company's fleet of fifteen DC-9-50 aircraft will have been entirely replaced with thirteen new B717-200 aircraft. During fiscal year 2000, the Company recorded a $14.0 million pre-tax restructuring charge, of which $6.8 million related to estimated costs to comply with the return condition provisions and early termination provisions of the five DC-9-50 aircraft under operating leases, and $8.1 million related to reducing the DC-9-50 expendable inventory to fair market value as of December 31, 2000. During the quarter ended March 31, 2001, the Company recorded a $3.6 million credit to restructuring charges related to a change in estimate on the return condition provisions and early termination provisions of the five DC-9-50 aircraft under operating leases. The change in estimate is based on renegotiation of the return provisions with the respective lessors.

4. Derivative Financial Instruments

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

    The Company is required to account for its fuel hedging program under SFAS No. 133. For the three and six month periods ended June 30, 2001, realized net gains on liquidated contracts of $180,400 and zero are included as a component of Aircraft Fuel Cost, respectively. Based upon the Company's derivative positions at June 30, 2001, unrealized gains of approximately $708,900 and $238,100 related to hedging instruments excluded from the assessment of hedge effectiveness, have been recorded as other nonoperating income in the condensed statement of operations for the three and six month periods ended June 30, 2001, respectively. An unrealized loss of $362,600 has been recognized as other comprehensive losses on the condensed balance sheet as of June 30, 2001 related to hedging instruments included in the assessment of hedge effectiveness. The Company expects to reclassify losses on derivative instruments from accumulated other comprehensive losses to earnings during the next twelve months when the hedged fuel expenses are recognized. The Company does not forecast ineffectivity between the hedge instruments and the fuel purchase transactions hedged, therefore no gains or losses related to hedge ineffectivity have been recognized.

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

    Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings, could cause the Company's results to differ from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake and expressly disclaims any obligation to update any forward-looking statements contained in this Form 10-Q.

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

Results of Operations

    In the quarter ended June 30, 2001, the Company experienced operating and net income of $1.3 million and $3.0 million, respectively. Year to year, quarterly operating revenues increased 1.0% or $1.5 million, primarily due to an increase in passenger revenue, charter revenue and other operating revenue, partially offset by a decrease in cargo revenue. Operating expenses increased 5.3% or $7.7 million in the second quarter 2001 compared with the same quarter in 2000, primarily due to increases in wages and benefits and aircraft rentals, partially offset by a reduction in maintenance costs and aircraft fuel cost.

    For the six month period ended June 30, 2001, the Company experienced operating and net income of $2.0 million and $3.2 million, respectively. Operating revenues for the six month period ended June 30, 2001 increased 4.6% or $13.5 million, primarily due to an increase in passenger revenue, charter revenue and other operating revenue, partially offset by a decrease in cargo revenue. Operating expenses increased 5.1% or $14.6 million for the six month period ended June 30, 2001 as compared to the same period in 2000, primarily due to increases in wages and benefits and aircraft rentals, partially offset by a reduction in maintenance costs and a favorable adjustment to restructuring charges associated with the return of the DC-9-50 aircraft.

Three Month Period Ended June 30, 2001

    The following table compares second quarter 2001 operating passenger revenues and statistics to those in second quarter 2000, in thousands, except as otherwise indicated:

	Three Months Ended June 30,
Operating Passenger Revenues and Statistics					Increase (Decrease)
	2001		2000			%
Scheduled:
Passenger revenues	$122,477		$122,011		$466	0.4
Revenue passengers flown	1,408		1,526		(118)	(7.7)
Revenue passenger miles ("RPM")	1,122,660		1,197,280		(74,620)	(6.2)
Available seat miles ("ASM")	1,437,240		1,478,077		(40,837)	(2.8)
Passenger load factor	78.1%		81.0%		(2.9)	(3.6)
Yield	10.91	¢	10.19	¢	0.72 ¢	7.1
Passenger revenue per ASM	8.52	¢	8.25	¢	0.27 ¢	3.3
Overseas Charter:
Passenger revenues	$21,219		$20,136		$1,083	5.4
Revenue passengers flown	96		95		1	1.1
RPM	294,117		293,369		748	0.3
ASM	327,991		319,507		8,484	2.7
Total Operations:
Passenger revenues	$143,696		$142,147		$1,549	1.1
Revenue passengers flown	1,504		1,621		(117)	(7.2)
RPM	1,416,777		1,490,649		(73,872)	(5.0)
ASM	1,765,231		1,797,584		(32,353)	(1.8)

    Passenger revenues totaled $122.5 million during the quarter ended June 30, 2001, an increase of $0.5 million or 0.4% over the quarter ended June 30, 2000. Significant second quarter 2001 versus second quarter 2000 variances were as follows:

    Primarily as a result of improvements in yield, the Company experienced an increase in its Transpac passenger revenues of $1.6 million. The number of Transpac revenue passengers flown decreased by 5.7% however yield increased by 9.6%. Interisland passenger revenues and Southpac passenger revenues decreased by $0.7 million and $0.4 million, respectively. The number of Interisland revenue passengers flown decreased by 8.5% however yield increased by 7.5%. The number of Southpac revenue passengers flown decreased by 5.3% and yield decreased by 5.3%.

    Overseas charter revenues increased by $1.1 million or 5.4% primarily due to increases in the Company's Los Angeles to Papeete charter service. Other operating revenues increased by $1.4 million or 26.7% primarily due to an increase in the sale of frequent flyer miles and ground handling revenue. Cargo revenue decreased $1.5 million or 21.5% due to a decrease in cargo pounds carried.

    The following table compares operating expenses per ASM for second quarter 2001 with second quarter 2000 by major category:

	Three Months Ended June 30,
Operating Expenses Per ASM					(Increase) Decrease
	2001		2000			%
Wages and benefits	2.71	¢	2.19	¢	(0.52)¢	(23.7)
Aircraft fuel, including taxes and oil	1.49		1.60		0.11	6.9
Maintenance materials and repairs	1.42		1.69		0.27	16.0
Aircraft rentals	0.44		0.25		(0.19)	(76.0)
Other rentals and landing fees	0.34		0.29		(0.05)	(17.2)
Sales commissions	0.26		0.18		(0.08)	(44.4)
Depreciation and amortization	0.20		0.23		0.03	13.0
Other	1.91		1.75		(0.16)	(9.1)

Total	8.77	¢	8.18	¢	(0.59)¢	(7.2)

    Operating expenses increased $7.7 million or 5.3% in the quarter ended June 30, 2001 versus the comparable quarter in 2000. Significant quarter to quarter variances were as follows:

    Wages and benefits increased by $8.4 million or 21.4% primarily due to certain one-time payments, non-cash charges and increases related to the new collective bargaining agreements with the Company's pilots and flight attendants that went into effect on January 1, 2001 and May 1, 2001, respectively, and an overall increase in employee benefits.

    Aircraft fuel cost, including taxes and oil ("Aircraft Fuel Cost"), decreased in second quarter 2001 over second quarter 2000 by $2.4 million or 8.3%. Aircraft fuel consumption decreased 3.5% quarter over quarter, offset by a 1.4% increase in the average cost of aircraft fuel per gallon. The Company's fuel hedging program decreased fuel expense by $0.2 million in second quarter of 2001, compared to a decrease in fuel expense of $2.5 million in the second quarter of 2000. Fuel taxes decreased $4.1 million quarter over quarter as a result of current international tax adjustments recognized in the second quarter 2001.

    Maintenance materials and repairs decreased $5.4 million or 17.6% quarter over quarter, primarily due to a decrease of $7.7 million in DC-9-50 maintenance expense resulting from decreases in heavy maintenance checks and scheduled engine removals, offset by increases of $0.9 million in B717 maintenance expense resulting from the introduction of B717 aircraft in 2001, and $1.5 million in DC-10 maintenance expense resulting from increases in the number of DC-10 aircraft used, hours flown and maintenance rates.

    Aircraft rentals in the quarter ended June 30, 2001 increased by $3.2 million or 70.9% versus the comparable quarter in 2000, due to the addition of a DC-10 aircraft in December of 2000, a sale-leaseback arrangement on two other DC-10 aircraft in January 2001, and the addition of six B717-200 aircraft, offset by rental reductions associated with the retirement of certain DC-9 aircraft.

    Other rentals and landing fees increased $0.7 million or 12.6% in the quarter ended June 30, 2001 versus the comparable quarter in 2000. DC-10 landing fees increased by $0.4 million quarter over quarter mainly due to a reduction in 2000 second quarter landing fees as a result of the application of a settlement of disputed landing fees at the Los Angeles International Airport, and due to additional landing fees in 2001 related to 2000.

    Sales commissions increased by $1.4 million or 45.1% in the second quarter 2001 over the second quarter 2000 primarily due to an increase in wholesaler incentive commissions.

    Other operating expenses increased $2.3 million or 7.3% in the quarter ended June 30, 2001 versus the comparable quarter in 2000. The increase is due to a combination of additional expenses incurred in second quarter 2001, including purchased services and interrupted trip expense.

    Nonoperating income was favorably impacted in the second quarter 2001 as a result of $3.2 million in international fuel tax adjustments relating to prior periods.

Six Month Period Ended June 30, 2001

    The following table compares operating passenger revenues and statistics for the six month period ended June 30, 2001 and 2000, in thousands, except as otherwise indicated:

	Six Months Ended June 30,
Operating Passenger Revenues and Statistics					Increase (Decrease)
	2001		2000			%
Scheduled:
Passenger revenues	$236,242		$226,441		$9,801	4.3
Revenue passengers flown	2,791		2,933		(142)	(4.8)
Revenue passenger miles ("RPM")	2,107,448		2,176,152		(68,704)	(3.2)
Available seat miles ("ASM")	2,791,836		2,885,385		(93,549)	(3.2)
Passenger load factor	75.5%		75.4%		0.1	0.1
Yield	11.21	¢	10.41	¢	0.80 ¢	7.7
Passenger revenue per ASM	8.46	¢	7.85	¢	0.61 ¢	7.8
Overseas Charter:
Passenger revenues	$43,594		$40,307		$3,287	8.2
Revenue passengers flown	202		191		11	5.8
RPM	616,465		592,093		24,372	4.1
ASM	681,720		638,532		43,188	6.8
Total Operations:
Passenger revenues	$279,836		$266,748		$13,088	4.9
Revenue passengers flown	2,993		3,124		(131)	(4.2)
RPM	2,723,913		2,768,245		(44,332)	(1.6)
ASM	3,473,556		3,523,917		(50,361)	(1.4)

    Passenger revenues totaled $236.2 million during the six month period ended June 30, 2001, an increase of $9.8 million or 4.3% over the six month period ended June 30, 2000. Significant period to period variances were as follows:

    Primarily as a result of improvements in yield, the Company experienced an increase in its Transpac and Interisland passenger revenues of $9.3 million and $0.6 million, respectively. Transpac revenue passengers flown decreased by 3.4% however yield increased by 11.3%. Interisland revenue passengers flown decreased by 5.4% however yield increased by 6.5%. Southpac passenger revenues decreased by $0.2 million due to a decrease in yield of 2.7%.

    Overseas charter revenues increased by $3.3 million or 8.2% primarily due to increases in the Company's Los Angeles to Papeete, Honolulu to Las Vegas and Honolulu to Anchorage charter service. Other operating revenues increased by $2.3 million or 21.8% primarily due to an increase in the sale of frequent flyer miles, ground handling revenue and ticket cancellation penalty revenue. Cargo revenue decreased $1.9 million or 13.8% due to a decrease in cargo pounds carried.

    The following table compares operating expenses per ASM by major category for the six month periods ended June 30, 2001 and 2000:

	Six Months Ended June 30,
Operating Expenses Per ASM					(Increase) Decrease
	2001		2000			%
Wages and benefits	2.64	¢	2.22	¢	(0.42)¢	(18.9)
Aircraft fuel, including taxes and oil	1.64		1.61		(0.03)	(1.9)
Maintenance materials and repairs	1.44		1.67		0.23	13.8
Aircraft rentals	0.40		0.25		(0.15)	(60.0)
Other rentals and landing fees	0.34		0.28		(0.06)	(21.4)
Sales commissions	0.22		0.16		(0.06)	(37.5)
Depreciation and amortization	0.20		0.23		0.03	13.0
Other	1.91		1.74		(0.17)	(9.8)

	8.79		8.16		(0.63)	(7.7)
Restructuring charge	(0.10)		—		0.10	100.0

Total	8.69	¢	8.16	¢	(0.53)¢	(6.5)

    Operating expenses increased $14.6 million or 5.1% for the six month period ended June 30, 2001 as compared to the same period in 2000. Significant period to period variances were as follows:

    Wages and benefits increased by $13.3 million or 17.0% primarily due to certain one-time payments, non-cash charges and increases related to the new collective bargaining agreements with the Company's pilots and flight attendants that went into effect on January 1, 2001 and May 1, 2001, respectively, and an overall increase in employee benefits.

    Aircraft fuel cost, including taxes and oil ("Aircraft Fuel Cost"), for the six month period ended June 30, 2001 increased less than 0.1% over the six month period ended June 30, 2000. Aircraft fuel consumption decreased 1.7% period over period, offset by a 1.1% increase in the average cost of aircraft fuel per gallon. The Company's fuel hedging program had a negligible effect on fuel expense in the six month period ended June 30, 2001, compared to a decrease of $4.3 million in the six month period ended June 30, 2000. Fuel taxes decreased $3.9 million period over period as a result of current international tax adjustments recognized in the second quarter 2001.

    Maintenance materials and repairs decreased $8.6 million or 14.6% period over period, primarily due to a decrease of $13.0 million in DC-9-50 heavy maintenance checks and scheduled engine removals, offset by increases of $1.0 million in B717 maintenance expense resulting from the introduction of B717 aircraft in 2001, and $3.5 million in DC-10 maintenance expense due to additional DC-10 aircraft used, hours flown and maintenance rates.

    Aircraft rentals in the six month period ended June 30, 2001 increased by $5.2 million or 59.8% versus the comparable period in 2000, due to the addition of a DC-10 aircraft in April 2000, a DC-10 aircraft in December 2000, a sale-leaseback arrangement on two other DC-10 aircraft in January 2001, and the addition of six B717-200 aircraft, offset by rental reductions associated with the retirement of certain DC-9 aircraft.

    Other rentals and landing fees increased $1.9 million or 18.7% in the six month period ended June 30, 2001 versus the comparable period in 2000. DC-10 landing fees increased by $1.6 million period over period mainly due to a reduction in 2000 landing fees as a result of the application of a settlement of disputed landing fees at the Los Angeles International Airport, and due to additional landing fees in 2001 related to 2000.

    Sales commissions increased by $2.1 million or 37.3% in the six month period ended June 30, 2001 versus the comparable period in 2000, primarily due to an increase in wholesaler incentive commissions.

    Other operating expenses increased $5.2 million or 8.4% in the six month period ended June 30, 2001 versus the comparable period in 2000. The increase is due to a combination of additional expenses incurred in the six month period ended June 30, 2001, including purchased services, frequent flyer expense and interrupted trip expense.

    The six month period ended June 30, 2001 includes a $3.6 million favorable adjustment to the restructuring charge recorded in the quarter ended December 31, 2000 due to a change in estimated airframe return provisions related to the DC-9-50 aircraft operating leases.

    Nonoperating income was favorably impacted for the six month period ended June 30, 2001 as a result of $3.2 million in international fuel tax adjustments relating to prior periods.

Aircraft

    In March of 2000, the Company executed an agreement with The Boeing Company ("Boeing") to acquire thirteen new Boeing 717-200 aircraft, with rights to acquire an additional seven aircraft. The first seven Boeing 717-200 aircraft were delivered to the Company beginning February 28, 2001 through July 26, 2001. All thirteen are scheduled to be delivered by December 2001 and will replace the DC-9-50 fleet utilized in the Company's Interisland service. The Company has retired six DC-9-50 aircraft, one in November 2000, three during the first quarter of 2001 and two during the second quarter of 2001. The Interisland routes are currently being serviced with nine DC-9-50 aircraft and seven Boeing 717-200 aircraft.

    As part of the purchase agreement for the Boeing 717-200 aircraft, the Company was required to fund through June 2001, in the aggregate, approximately $43 million in pre-delivery payments toward the acquisition of the aircraft. The $43 million was funded through a combination of internally generated funds and use of a revolving $22.5 million secured term loan facility with Kreditanstalt Fur Wiederaufbau ("KFW"), secured by Rolls-Royce Deutchland GmbH ("Rolls-Royce"), the engine manufacturer for the Boeing 717-200. As of June 30, 2001, the Company had made all of the required $43 million in progress payments.

    The Company is using leveraged lease financing provided through Boeing affiliates to acquire the Boeing 717-200 aircraft. The first seven aircraft have been, and each additional aircraft is expected to be, permanently financed upon delivery. The outstanding balance due KFW under the revolving $22.5 million facility will be repaid with proceeds from the permanent lease financing of each aircraft. The KFW facility has been reduced to $12.2 million as of June 30, 2001.

    The Company has negotiated the acquisition of sixteen Boeing 767-300ER aircraft to replace the McDonnell Douglas DC-10 aircraft used on Transpacific and Southpacific routes. In April of 2001, the Company announced that it will enter into long-term operating leases with Ansett Worldwide Aviation, Inc. to acquire three new Boeing 767-300ER aircraft, scheduled to be delivered in October, November and December 2001. In June of 2001, the Company announced that it had signed a letter of intent to lease four Boeing 767-300ER aircraft from International Lease Finance Corporation, scheduled to be delivered during the first and second quarter of 2002. In July of 2001, the Company announced that it will acquire nine new Boeing 767-300ER aircraft through long-term lease financing arranged through Boeing Capital Corporation and Ansett Worldwide Aviation Services, scheduled to be delivered from the third quarter of 2002 through the first half of 2003.

Liquidity and Capital Resources

    The Company's cash and cash equivalents totaled $104.4 million at June 30, 2001, a $36.6 million increase for the six month period ended June 30, 2001.

    Cash flows from operating activities provided $46.2 million during the six month period ended June 30, 2001. Net income of $3.2 million and a $46.8 million increase in air traffic liability were offset by changes in other working capital associated assets and liabilities of $7.1 million. Depreciation and amortization of $7.1 million was offset by a non-cash restructuring credit of $3.6 million on the DC-9-50 aircraft and the fair value adjustment on heating oil derivatives of $0.2 million associated with the Company's fuel hedging program.

    Investing activities used $2.0 million of cash during the six month period ended June 30, 2001. The Company incurred $4.7 million in pre-delivery payments primarily toward the acquisition of the Boeing 717-200 aircraft and $10.2 million for capital expenditures in the six month period ended June 30, 2001. Proceeds of $12.9 million mainly resulted from a sale-leaseback transaction in January 2001 on two DC-10 aircraft.

    Financing activities used $7.6 million in cash during the six month period ended June 30, 2001, primarily to pay $7.1 million in notes payable secured by the two DC-10 aircraft involved in the sale-leaseback transaction. Proceeds of $0.6 million were advanced from KFW for pre-delivery payments for the Boeing 717-200 aircraft. Repayment of long-term debt and capital lease obligations primarily relating to DC-9 aircraft totaled $1.5 million.

    The Company maintains a credit facility with CIT Group/Business Credit, Inc. The credit facility consists of a secured revolving line of credit including up to $6.0 million of letters of credit. At June 30, 2001, the total availability under the credit facility was $4.6 million with aggregate loans and letters of credit outstanding in the amounts of $6.7 million and $1.5 million, respectively. Maturity of this facility has been extended to August 31, 2001.

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

    The Company is required to account for its fuel hedging program under SFAS No. 133. For the three and six month periods ended June 30, 2001, realized net gains on liquidated contracts of $180,400 and zero are included as a component of Aircraft Fuel Cost, respectively. Based upon the Company's derivative positions at June 30, 2001, unrealized gains of approximately $708,900 and $238,100 related to hedging instruments excluded from the assessment of hedge effectiveness, have been recorded as other nonoperating income in the condensed statement of operations for the three and six month periods ended June 30, 2001, respectively. An unrealized loss of $362,600 has been recognized as other comprehensive losses on the condensed balance sheet as of June 30, 2001 related to hedging instruments included in the assessment of hedge effectiveness. The Company expects to reclassify losses on derivative instruments from accumulated other comprehensive losses to earnings during the next twelve months when the hedged fuel expenses are recognized. The Company does not forecast ineffectivity between the hedge instruments and the fuel purchase transactions hedged, therefore no gains or losses related to hedge ineffectivity have been recognized.

Employees

    The majority of Hawaiian Airlines' employees are covered by collective bargaining agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM"), the Air Line Pilots Association, International ("ALPA"), the Association of Flight Attendants ("AFA"), the Transport Workers Union ("TWU") and the Communications Section Employees Union ("CSE"). The amendable date of all six contracts was February 28, 2000. In December 2000, the Company and ALPA reached an agreement on a new 42-month contract that went into effect on January 1, 2001. Terms of the accord were ratified by ALPA's Master Executive Council. In May 2001, the Company registered 1,685,380 shares of common stock for distribution to the pilots employed by the Company as part of the agreement. The shares are to be distributed to the 401(k) plan of qualified pilots on a quarterly basis throughout the years 2001 and 2002. In March 2001, the Company and the AFA reached an agreement on a 42-month contract that went into effect May 1, 2001. The Company is currently in direct negotiations with the IAM, TWU and the CSE. In May 2001, the Company and the IAM filed joint applications with the National Mediation Board for mediation assistance to help expedite contract negotiations. Although the overwhelming majority of labor negotiations in the airline industry are resolved in mediation, there can be no assurance that the discussions will result in an agreement and ratification between the Company and each labor group. The time required to negotiate a contract under the Railway Labor Act varies. Therefore, management cannot currently estimate the timeframe or results of the ensuing discussions. Should the Company and the labor groups be unable to reach an agreement, the Company could be adversely affected.

Deferred Tax Assets

    As of June 30, 2001, the Company had net deferred tax assets aggregating $13.1 million based on gross deferred tax assets of $56.7 million less a valuation allowance of $29.5 million and deferred tax liabilities of $14.1 million. Utilization of these deferred tax assets is predicated on the Company being profitable in future years. The Company will continually assess the adequacy of its financial performance in determination of its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company's income tax provision.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is subject to certain market risks related to its aircraft fuel. Refer to Derivative Financial Instruments as described above for further discussion on aircraft fuel and related financial instruments.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    There are no material developments in legal proceedings previously reported and no new material legal proceedings have become reportable events during the three and six months ended June 30, 2001.

ITEM 2. CHANGES IN SECURITIES.

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the May 25, 2001 Annual Meeting of Shareholders of Hawaiian Airlines, Inc., the following matter was voted upon:

Election of Board of Directors	Votes
John W. Adams	32,769,416 For 128,555 Withheld
Paul J. Casey	32,765,972 For 131,999 Withheld
Todd G. Cole	32,752,011 For 145,960 Withheld
Robert C. Coo	32,767,206 For 130,765 Withheld
Joseph P. Hoar	32,758,460 For 139,511 Withheld
Reno F. Morella	32,498,346 For 399,625 Withheld
Samson Poomaihealani	32,753,152 For 144,819 Withheld
Edward Z. Safady	32,777,982 For 119,989 Withheld
Sharon L. Soper	32,760,945 For 137,026 Withheld
Thomas J. Trzanowski	32,762,205 For 135,766 Withheld
William M. Weisfield	32,765,020 For 132,951 Withheld

ITEM 5. OTHER INFORMATION.

    To be considered for inclusion in the Company's 2002 proxy material, shareholder proposals to be considered for presentation at the 2001 Annual Meeting of Shareholders must be received by the Corporate Secretary of the Company at its principal offices at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819 on or before December 14, 2001.

    A majority of the Company's ticket sales for the six months ended June 30, 2001 are made by travel agents, including approximately 28% by four large wholesalers. In the six months ended June 30, 2001, Panda Travel, Inc. constituted approximately 18% of the Company's total ticket sales.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

    Exhibit 01-3

    Lease Agreement between AWMSI and the Company, dated as of June 8, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28140 ("Lease Agreement 28140"), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof. The Company has also entered into that Lease Agreement between AWMSI and the Company, dated as of June 8, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28141 ("Lease Agreement 28141") and that Lease Agreement between AWMSI and the Company, dated as of June 8, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28139 ("Lease Agreement 28139"), which lease agreements are substantially identical to Lease Agreement 28140 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 28141 and Lease Agreement 28139 are not being filed herewith.

    Lease Agreement N477HA dated April 30, 2001, Lease Agreement N478HA dated May 24, 2001, Lease Agreement N479HA dated June 21, 2001, and Lease Agreement N480HA dated June 28, 2001, each between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and the Company, each for one Boeing 717-200 aircraft, are substantially identical to Lease Agreement N475HA filed in redacted form with the Company's Form 10-Q for the first quarter of 2001, except with respect to the aircraft information, delivery dates and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Instruction 2, Lease Agreement N477HA, Lease Agreement N478HA, Lease Agreement N479HA, and Lease Agreement N480HA are not being filed herewith.

  (b)
  Reports on Form 8-K.

    Current Report on Form 8-K dated July 16, 2001 reporting Item 5, "Other Events".

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN AIRLINES, INC.
August 14, 2001	By:	/s/ CHRISTINE R. DEISTER Christine R. Deister Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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