Form 10-Q
period 2001-09-30
HAWAIIAN AIRLINES INC/HI
filed 2001-11-14
CIK 46205

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-8836

HAWAIIAN AIRLINES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Hawaii	99-0042880
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3375 Koapaka Street, Suite G-350 Honolulu, Hawaii	96819
(Address of Principal Executive Offices)	(Zip Code)

(808) 835-3700
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes   ☐   No

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         ☒   Yes   ☐   No

As of November 10, 2001, 34,150,809 shares of Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hawaiian Airlines, Inc.

Condensed Statements of Operations (in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating Revenues:
Passenger	$134,480	$136,672	$370,723	$363,113
Charter	20,304	20,495	63,900	60,802
Cargo	5,291	7,321	16,908	20,792
Other	6,350	5,413	18,977	15,783
Total	166,425	169,901	470,508	460,490

Operating Expenses:
Wages and benefits	45,402	42,753	137,006	121,035
Aircraft fuel, including taxes and oil	29,200	32,866	86,112	89,772
Maintenance materials and repairs	26,314	27,370	76,439	86,079
Aircraft rentals	10,170	4,435	24,153	13,183
Other rentals and landing fees	5,861	5,996	17,746	16,009
Sales commissions	4,999	3,411	12,625	8,965
Depreciation and amortization	4,120	4,115	11,177	12,104
Restructuring charge	-	12,847	(3,600)	12,847
Special credit (Stabilization Act)	(8,500)	-	(8,500)	-
Other	34,075	35,088	100,580	96,425
Total	151,641	168,881	453,738	456,419

Operating Income	14,784	1,020	16,770	4,071

Nonoperating Income (Expense):
Interest expense, net	749	333	1,467	784
Gain (loss) on disposition of equipment	-	(17)	(31)	(196)
Other, net	6,368	84	9,479	430
Total	7,117	400	10,915	1,018

Income Before Income Taxes	21,901	1,420	27,685	5,089

Income Tax Provision	(9,855)	(1,638)	(12,457)	(3,290)

Net Income	$12,046	$(218)	$15,228	$1,799

Net Income Per Common Stock Share:
Basic	$0.36	$(0.01)	$0.45	$0.05
Diluted	$0.35	$(0.01)	$0.44	$0.04

Weighted Average Number of
Common Stock Shares Outstanding:
Basic	33,770	37,752	33,734	39,760
Diluted	34,536	37,752	34,407	40,504

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.
Condensed Balance Sheets (in thousands) (Unaudited)

	September 30,	December 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$121,030	$67,832
Restricted cash	1,484	-
Accounts receivable, net	26,476	25,195
Inventories, net	5,322	4,432
Assets held for sale	-	12,805
Deferred tax assets, net	3,253	7,125
Prepaid expenses and other	18,916	10,132
Total current assets	176,481	127,521

Property and equipment, less accumulated depreciation and amortization of $30,954 and $22,171 in 2001 and 2000, respectively	53,571	83,743
Deferred tax assets, net	-	8,585
Other assets	42,667	5,530
Reorganization value in excess of amounts allocable to identifiable assets, net	29,860	31,589
Total Assets	$302,579	$256,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$6,662	$30,510
Current portion of capital lease obligations	993	723
Accounts payable	54,339	55,083
Air traffic liability	119,579	74,989
Accrued liabilities	46,990	36,530
Total current liabilities	228,563	197,835

Long-term debt	10,425	10,763
Capital lease obligations	2,289	2,067
Other liabilities and deferred credits	29,569	28,044

Shareholders' Equity:
Common and Special Preferred Stock	413	410
Capital in excess of par value	84,042	83,418
Notes receivable from Common Stock sales	(1,560)	(1,581)
Accumulated deficit	(38,661)	(53,889)
Accumulated other comprehensive loss - Minimum pension liability adjustment	(10,099)	(10,099)
Unrealized loss on hedge instruments	(2,402)	-

Shareholders' equity	31,733	18,259

Total Liabilities and Shareholders' Equity	$302,579	$256,968

See accompanying notes to condensed financial statements

Hawaiian Airlines, Inc.
Condensed Statements of Cash Flows (in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Cash Flows From Operating Activities:
Net income	$15,228	$1,799
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	8,640	7,894
Amortization	2,537	4,210
Net periodic postretirement benefit cost	1,033	838
Restructuring charges	(3,600)	12,847
Loss on disposition of equipment	31	196
Fair value adjustment on derivatives	(2,277)	-
Increase in restricted cash	(1,484)	-
Increase in accounts receivable	(1,281)	(6,739)
Decrease (increase) in inventories	(333)	930
Increase in prepaid expenses	(8,909)	(198)
Decrease in deferred tax assets	12,457	3,290
Increase (decrease) in accounts payable	(744)	5,318
Increase air traffic liability	44,590	32,865
Increase in accrued liabilities	14,817	6,082
Other, net	(14,797)	(3,842)

Net cash provided by operating activities	65,908	65,490

Cash Flows From Investing Activities:
Purchase of property and equipment	(12,379)	(9,362)
Progress payments on flight equipment	(5,144)	(29,096)
Net proceeds from disposition of equipment	12,888	102

Net cash used in investing activities	(4,635)	(38,356)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock	24	-
Proceeds from option holders notes receivable	24	-
Issuance of long-term debt	1,109	18,116
Repurchase of Common Stock	(154)	(12,746)
Repurchase of warrants	-	(2,631)
Repayment of long-term debt	(7,998)	(8,333)
Repayment of capital lease obligations	(1,080)	(3,198)

Net cash used in financing activities	(8,075)	(8,792)

Net increase in cash and cash equivalents	53,198	18,342

Cash and cash equivalents - Beginning of Period	67,832	63,631

Cash and cash equivalents - End of Period	$121,030	$81,973

See accompanying notes to condensed financial statements

Hawaiian Airlines, Inc.
Statistical Data (in thousands, except as otherwise indicated) (Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2001		2000		2001		2000

Scheduled Operations:
Revenue passengers flown	1,459		1,566		4,250		4,499
Revenue passenger miles ("RPM")	1,191,858		1,248,652		3,299,306		3,424,804
Available seat miles ("ASM")	1,505,748		1,573,664		4,297,586		4,459,049
Passenger load factor	79.2%		79.3%		76.8%		76.8%
Passenger revenue per passenger mile ("Yield")	11.28	¢	10.95	¢	11.24	¢	10.60	¢
Passenger revenue per ASM ("PRASM")	8.93	¢	8.68	¢	8.63	¢	8.14	¢
Revenue per ASM ("RASM")	11.05	¢	10.80	¢	10.95	¢	10.33	¢
Cost per ASM ("CASM")	10.07	¢	10.73	¢	10.56	¢	10.24	¢

Overseas Charter Operations:
Revenue passengers flown	91		94		292		285
RPM	275,063		282,688		891,528		874,781
ASM	316,418		320,451		998,139		958,983

TOTAL OPERATIONS:
Revenue passengers flown	1,550		1,660		4,542		4,784
RPM	1,466,921		1,531,340		4,190,834		4,299,585
ASM	1,822,166		1,894,115		5,295,725		5,418,032
Passenger load factor	80.5%		80.8%		79.1%		79.4%
Yield	10.55	¢	10.26	¢	10.37	¢	9.86	¢
RASM	9.13	¢	8.97	¢	8.88	¢	8.50	¢
CASM	8.32	¢	8.92	¢	8.57	¢	8.42	¢

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

The Company provides daily service from Hawaii, principally Honolulu to Las Vegas, Nevada and the four key United States (“U.S.”) West Coast gateway cities of Los Angeles and San Francisco, California, Seattle, Washington and Portland, Oregon ("Transpac").  Daily service between Honolulu and San Diego, California began on June 15, 2001.  The Company also provides daily service among the six major islands of the State of Hawaii (“Interisland”), twice weekly service to Pago Pago, American Samoa and weekly service to Papeete, Tahiti in the South Pacific (“Southpac”).  Charter service is provided from Honolulu to Las Vegas and Anchorage, Alaska (“Overseas Charter”).  Subsequent to the events of September 11, 2001, which are discussed in detail under Item 2-Results of Operations, the Company has reduced its systemwide capacity due to reduced travel demand, resulting in an approximate 22% reduction in Available Seat Miles.  The Company provided Charter service from Los Angeles to Papeete for Renaissance Cruises, Inc. until September 25, 2001, when Renaissance Cruises, Inc. filed for Chapter 11 bankruptcy protection and ceased cruise operations.

The Company is transitioning from a fleet of DC-9-50 aircraft to a fleet of Boeing 717-200 aircraft for its Interisland routes. The Company operates DC-10 aircraft on its Transpac, Southpac and Overseas Charter routes.  In October and November 2001, the Company took delivery of the first two of sixteen B767-300ER aircraft which will replace the DC-10 aircraft on the Transpac, Southpac and Overseas Charter routes.  Revenue service on the B767-300ER aircraft will begin in November 2001.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 2000.

The Company will continue to evaluate whether any additional provisions and/or revisions to the charges recorded as of September 30, 2001 (see footnote 2 below) are required during the fourth quarter of 2001.  However, the impact of the September 11, 2001 terrorist attacks on the Company’s financial condition and the sufficiency of its financial resources to absorb that impact will depend on a number of factors.  For a discussion of these factors, see Management Discussion and Analysis of Financial Condition.

2.       Air Transportation Safety and System Stabilization Act

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (“the Stabilization Act”), which, for all U.S. airlines and air cargo carriers (collectively, air carriers), provides for, among other things: (i) $5 billion in compensation for direct losses (including lost revenues) incurred as a result of the federal ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the attacks; (ii) subject to certain conditions, the availability of up to $10 billion in federal government guarantees of certain loans made to air carriers for which credit is not reasonably available as determined by a newly established Air Transportation Stabilization Board; (iii) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after the enactment of the Stabilization Act) for the increase in the cost of insurance, for coverage ending before October 1, 2002, over the premium in effect prior to September 10, 2001; (iv) at the discretion of the Secretary of Transportation, a $100 million limit on the liability of any air carrier to third parties with respect to acts of terrorism committed on or to such air carrier during the 180-day period following the enactment of the Stabilization Act; and (v) the extension of the due date for the payment by air carriers of certain excise taxes and payroll taxes.

Under the Stabilization Act, each air carrier is entitled to receive the lesser of (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (ii) its available seat mile allocation of the $5 billion compensation available under the Act.  On September 27, 2001, the Company received $18.0 million from the U.S. Government under the Stabilization Act and expects to receive additional compensation before the end of the calendar year.  The Company also expects to be eligible for approximately $72.0 million in loans and guarantees, subject to federal guidelines for application.  As of September 30, 2001, the Company recognized $8.5 million of the proceeds from the U.S. Government under the Stabilization Act as a special credit to operating expenses for the estimated lost revenue and direct charges for the period September 11, 2001 through September 30, 2001.  The remaining $9.5 million is recorded as an accrued liability in current liabilities and is expected to be recognized as a special credit to operating expenses, along with the remaining proceeds under the Stabilization Act, in the fourth quarter of 2001.

3.       Income Taxes

The Company’s reorganization and the associated implementation of fresh start reporting in September 1994 gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes.  In large measure, it is these nondeductible expenses that result in an effective tax rate (for financial reporting purposes) significantly different than the current United States (“U.S.”) corporate statutory rate of 35.0%.

As of September 30, 2001, the Company had net deferred tax assets aggregating $3.3 million.  The Company will continually assess the adequacy of its financial performance in determining its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company’s income tax provision and net income.

4.          Restructuring Charge

The replacement of the Company’s DC-9-50 fleet which commenced in March 2001 is expected to be completed by the end of fiscal year 2001 at which time the Company’s fleet of fifteen DC-9-50 aircraft will have been entirely replaced with thirteen new B717-200 aircraft.  During fiscal year 2000, the Company recorded a $14.0 million pre-tax restructuring charge, of which $6.8 million related to estimated costs to comply with the return condition provisions and early termination provisions of the five DC-9-50 aircraft under operating leases, and $8.1 million related to reducing the DC-9-50 expendable inventory to fair market value as of December 31, 2000.  During the quarter ended March 31, 2001, the Company recorded a $3.6 million credit to restructuring charges related to a change in estimate on the return condition provisions and early termination provisions of the five DC-9-50 aircraft under operating leases.  The change in estimate is based on renegotiation of the return provisions with the respective lessors.

5.       Derivative Financial Instruments

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

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will be either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The Company is required to account for its fuel hedging program under SFAS No. 133.  For the three and nine month periods ended September 30, 2001, realized net gains on liquidated contracts of $126,000 are included as a component of Aircraft Fuel Cost.  Based upon the Company’s derivative positions at September 30, 2001, unrealized losses of approximately $333,400 and $95,300 related to hedging instruments excluded from the assessment of hedge effectiveness, have been recorded as other nonoperating income (expense) in the condensed statement of operations for the three and nine month periods ended September 30, 2001, respectively.  Realized and unrealized losses of $2.4 million have been recognized as other comprehensive losses on the condensed balance sheet as of September 30, 2001 related to hedging instruments included in the assessment of hedge effectiveness.  The Company expects to reclassify losses on derivative instruments from accumulated other comprehensive losses to operations during the next twelve months when the hedged fuel expenses are recognized.

6.       New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations,  and No. 142,  Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives  beginning in the first quarter of 2002 and will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its net earnings and financial position.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements contained herein and throughout that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position, estimated cost savings, and statements regarding the effects on the Company of the September 11, 2001 terrorist attacks and the Stabilization Act are forward-looking statements within the meaning of the “Safe Harbor for Forward-Looking Statements” provision of the Private Securities Litigation Act of 1995.  It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy.  Some factors that could significantly impact expected capacity, traffic, load factors, yields, revenues, unit revenues, expenses, costs, unit costs, capital spending, cash flows, pre-tax margins, earnings, earnings per share, price to earnings ratios, debt load and other forward-looking information include, without limitation, the adverse impact of the September 11 terrorist attacks and the war on terrorism on the economy in general; the demand for air travel; the ability to reduce operating costs and conserve financial resources, taking into account increased costs incurred or to be incurred as a consequence of the attacks; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to reduce costs to a level that takes into account the size of the Company’s operation; the ability to raise financing in light of the September 11 events; the cost of crude oil and jet fuel; airline pricing environment; industry capacity decisions; competitors’ route decisions; the success of the Company’s cost-reduction efforts; results of union contract negotiations and their impact on labor costs and operations; the willingness of customers to travel; continued benefits of strategic airline alliances; actions of the U.S., foreign and local governments; foreign currency exchange-rate fluctuations; the stability of the U.S. economy; inflation; the economic environment of the airline industry and the economic environment in general.  Forward-looking statements involve risks and uncertainties that may impact the Company's actual results of operations. In some cases, identification of forward-looking statements can be made through use of terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology.  Although the Company believes that the assumptions on which any forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements.

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

Segment Information

Principally all operations of the Company either originate or end in the State of Hawaii.  The management of such operations is based on a system-wide approach due to the interdependence of the Company’s route structure in its various markets.  The Company operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible.  Managers report to the Company’s chief operating decision-maker on both the Company’s geographic components and the Company’s product and service components, resulting in the components based on products and services constituting the operating segment.  As the Company offers only one service (i.e., air transportation), management has concluded that it has only one segment.

Results of Operations

On September 11, 2001, the United States was attacked by terrorists using hijacked jets of two other U.S. airlines.  The Federal Aviation Administration (“FAA”) ordered all U.S. aircraft grounded immediately and closed U.S. airspace to all air traffic.  Certain airports were reopened on September 13, 2001, and the Company was able to resume service on a limited basis that day; however, it took several days to reposition aircraft, reopen airports and return to full service capability.  Effective October 1, 2001, the Company has reduced its capacity as measured by Available Seat Miles by approximately 22% as a result of reduced travel demand. As of September 30, 2001, the Company recognized additional charges of approximately $1.8 million as a direct result of the September 11, 2001 attacks, including severance costs and other non-recurring charges.   For additional information related to the September 11, 2001 events, see Footnote 2 in the Notes to Condensed Financial Statements.

The environment in which the Company operates and on which it is dependent has been greatly affected by the events of September 11, 2001 and the aftermath thereof.  Tourism is the largest source of revenue for the Company and for the economy of the State of Hawaii, and the tourism industry in the State of Hawaii has been and continues to be adversely affected.  Due to the lack of predictability of future traffic, business mix and yields, the Company is unable to fully estimate the impact on it of the events of September 11.

In the quarter ended September 30, 2001, the Company reported operating and net income of $14.8 million and $12.0 million, respectively.   Excluding the special credit of $8.5 million resulting from federal financial assistance received under the Stabilization Act and the additional charges of $1.8 million incurred as a direct result of the September 11th attacks, the Company would have reported operating and net income of $8.1 million and $8.4 million, respectively.  Year to year, quarterly  operating revenues decreased 2.1% or $3.5 million, primarily due to a decrease in passenger revenue and cargo revenue, partially offset by an increase in other operating revenue.  Operating expenses, excluding the special credit and special charges, decreased 6.2% or $10.5 million in the third quarter 2001 compared with the same quarter in 2000, primarily due to restructuring charges of $12.8 million incurred in the third quarter 2000 related to the Company’s narrow-body fleet transition, decreases in aircraft fuel costs and maintenance costs, partially offset by increases in aircraft rentals and wages and benefits.

For the nine month period ended September 30, 2001, the Company reported operating and net income of $16.8 million and $15.2 million, respectively.  Excluding the special credit and charges, the Company would have reported operating and net income of $10.1 million and $11.5 million, respectively.  Operating revenues for the nine month period ended September 30, 2001 increased 2.2% or $10.0 million over the same period in 2000, primarily due to an increase in passenger revenue, charter revenue and other operating revenue, partially offset by a decrease in cargo revenue.  Operating expenses, excluding the special credit and charges, increased 0.9% or $4.0 million for the nine month period ended September 30, 2001 as compared to the same period in 2000, primarily due to increases in wages and benefits and aircraft rentals, partially offset by restructuring charges of $12.8 million incurred in third quarter 2000 related to the Company’s narrow-body fleet transition, a favorable adjustment of $3.6 million to the restructuring charges in the first quarter of 2001 and a reduction in maintenance costs.

Three Month Period Ended September 30, 2001

The following table compares third quarter 2001 operating passenger revenues and statistics to those in third quarter 2000, in thousands, except as otherwise indicated:

	Three Months Ended
Operating Passenger Revenues and	September 30,				Increase
Statistics	2001		2000		(Decrease)%
Scheduled:
Passenger revenues	$134,480		$136,672		$(2,192)	(1.6)
Revenue passengers flown	1,459		1,566		(107)	(6.8)
Revenue passenger miles ("RPM")	1,191,858		1,248,652		(56,794)	(4.5)
Available seat miles ("ASM")	1,505,748		1,573,664		(67,916)	(4.3)
Passenger load factor	79.2%		79.3%		(0.1)	(0.1)
Yield	11.28	¢	10.95	¢	0.33 ¢	3.0
Passenger revenue per ASM	8.93	¢	8.68	¢	0.25 ¢	2.9

Overseas Charter:
Passenger revenues	$20,304		$20,495		$(191)	(0.9)
Revenue passengers flown	91		94		(3)	(3.2)
RPM	275,063		282,688		(7,625)	(2.7)
ASM	316,418		320,451		(4,033)	(1.3)

Total Operations:
Passenger revenues	$154,784		$157,167		$(2,383)	(1.5)
Revenue passengers flown	1,550		1,660		(110)	(6.6)
RPM	1,466,921		1,531,340		(64,419)	(4.2)
ASM	1,822,166		1,894,115		(71,949)	(3.8)

Passenger revenues totaled $134.5 million during the quarter ended September 30, 2001, a decrease of $2.2 million or 1.6% over the quarter ended September 30, 2000.  Significant third quarter 2001 versus third quarter 2000 variances were as follows:

The Company experienced a decrease in its Southpac and Transpac passenger revenues of $1.4 million and $1.3 million, respectively.  The number of Southpac revenue passengers flown decreased by 8.3% and yield decreased by 10.1%.  The number of Transpac revenue passengers flown decreased by 4.8% partially offset by an increase in yield of 2.4%.  Interisland passenger revenues increased by $0.5 million as the number of Interisland revenue passengers flown decreased by 7.6% however yield increased by 9.2%.

Overseas charter revenues decreased less than 1% due to a decrease in the Company’s Los Angeles to Papeete charter service resulting from Renaissance Cruises ceasing cruise operations on September 25, 2001, offset by an increase in adhoc charters.  Other operating revenues increased by $0.9 million or 17.3% primarily due to an increase in the recognition of frequent flyer miles revenue and ground handling revenue.  Cargo revenue decreased $2.0 million or 27.7% due to a decrease in cargo pounds carried.

The following table compares operating expenses per ASM for third quarter 2001 with third quarter 2000 by major category:

	Three Months Ended
	September 30,				(Increase)
Operating Expense Per ASM	2001		2000		Decrease	%
Wages and benefits	2.49	¢	2.26	¢	(0.23)¢	(10.2)
Aircraft fuel, including taxes and oil	1.60		1.74		0.14	8.0
Maintenance materials and repairs	1.44		1.45		0.01	0.7
Aircraft rentals	0.56		0.23		(0.33)	(143.5)
Other rentals and landing fees	0.32		0.32		-	-
Sales commissions	0.27		0.18		(0.09)	(50.0)
Depreciation and amortization	0.23		0.22		(0.01)	(4.5)
Other	1.87		1.85		(0.02)	(1.1)
	8.78		8.25		(0.53)	(6.4)
Restructuring charge	-		0.67		0.67	100.0
Special credit (Stabilization Act)	(0.46)		-		0.46	100.0
Total	8.32	¢	8.92	¢	0.60 ¢	6.7

Operating expenses, including restructuring charges and the special credit and charges, decreased $17.2 million or 10.2% in the quarter ended September 30, 2001 versus the comparable quarter in 2000.  Significant quarter to quarter variances were as follows:

Wages and benefits increased by $2.6 million or 6.2% primarily due to increases related to the new collective bargaining agreements with the Company’s pilots and flight attendants that went into effect on January 1, 2001 and May 1, 2001, respectively, severance and benefit accruals due to workforce reductions resulting from the impact of the September 11th attacks and an overall increase in employee benefits.

Aircraft fuel cost, including taxes and oil (“Aircraft Fuel Cost”), decreased in third quarter 2001 over third quarter 2000 by $3.7 million or 11.2%.  Aircraft fuel consumption decreased 8.0% and the average cost of aircraft fuel per gallon decreased 10.6% quarter over quarter.  The Company’s fuel hedging program decreased fuel expense by $0.1 million in third quarter of 2001, compared to a decrease in fuel expense of $3.5 million in the third quarter of 2000.  Fuel taxes decreased $1.1 million quarter over quarter primarily as a result of current international tax adjustments recognized in the third quarter 2001.

Aircraft rentals in the quarter ended September 30, 2001 increased by $5.7 million or 129.3% versus the comparable quarter in 2000, due to the addition of a DC-10 aircraft in December of 2000, a sale-leaseback arrangement on two other DC-10 aircraft in January 2001, and the addition of ten B717-200 aircraft, offset by rental reductions associated with the retirement of certain DC-9 aircraft.

Sales commissions increased by $1.6 million or 46.6% in the third quarter 2001 over the third quarter 2000 primarily due to an increase in wholesaler incentive commissions.

In the third quarter 2000, the Company recorded approximately $12.8 million of restructuring charges related to excess or obsolete DC-9 inventory parts and the disposition of five DC-9 aircraft under operating leases.

In the third quarter 2001, the Company recognized $8.5 million of the proceeds from the U.S. Government under the Stabilization Act as a special credit to operating expenses for the estimated lost revenue and direct charges relating to the September 11th attacks.

Nonoperating income was favorably impacted in the third quarter 2001 as a result of $5.7 million in international fuel tax adjustments relating to prior periods and a $1.0 million gain on the sale of Equant N.V. depository certificates, which represented the remaining portion of the Company’s interest in the SITA Foundation.

Nine Month Period Ended September 30, 2001

The following table compares operating passenger revenues and statistics for the nine month period ended September 30, 2001 and 2000, in thousands, except as otherwise indicated:

	Nine Months Ended
	September 30,				Increase
Operating Passenger Revenues and Statistics	2001		2000		(Decrease)%
Scheduled:
Passenger revenues	$370,723		$363,113		$7,610	2.1
Revenue passengers flown	4,250		4,499		(249)	(5.5)
Revenue passenger miles ("RPM")	3,299,306		3,424,804		(125,498)	(3.7)
Available seat miles ("ASM")	4,297,586		4,459,049		(161,463)	(3.6)
Passenger load factor	76.8%		76.8%		-	-
Yield	11.24	¢	10.60	¢	0.64 ¢	6.0
Passenger revenue per ASM	8.63	¢	8.14	¢	0.49 ¢	6.0

Overseas Charter:
Passenger revenues	$63,900		$60,802		$3,098	5.1
Revenue passengers flown	292		285		7	2.5
RPM	891,528		874,781		16,747	1.9
ASM	998,139		958,983		39,156	4.1

Total Operations:
Passenger revenues	$434,623		$423,915		$10,708	2.5
Revenue passengers flown	4,542		4,784		(242)	(5.1)
RPM	4,190,834		4,299,585		(108,751)	(2.5)
ASM	5,295,725		5,418,032		(122,307)	(2.3)

Passenger revenues totaled $370.7 million during the nine month period ended September 30, 2001, an increase of $7.6 million or 2.1% over the nine month period ended September 30, 2000.  Significant period to period variances were as follows:

Primarily as a result of improvements in yield, the Company experienced an increase in its Transpac and Interisland passenger revenues of $8.0 million and $1.1 million, respectively.  Transpac revenue passengers flown decreased by 3.9% however yield increased by 6.5%.  Interisland revenue passengers flown decreased by 6.2% however yield increased by 7.1%.  Southpac passenger revenues decreased by $1.5 million due to a decrease in revenue passengers flown of 3.5% and a decrease in yield of 5.2%.

Overseas charter revenues increased by $3.1 million or 5.1% primarily due to increases in the Company’s Los Angeles to Papeete, Honolulu to Las Vegas and Honolulu to Anchorage charter service.  Other operating revenues increased by $3.2 million or 20.2% primarily due to an increase in the recognition of frequent flyer miles revenue, ground handling revenue and ticket cancellation penalty revenue.  Cargo revenue decreased $3.9 million or 18.7% due to a decrease in cargo pounds carried.

The following table compares operating expenses per ASM by major category for the nine month periods ended September 30, 2001 and 2000:

	Nine Months Ended
	September 30,				(Increase)
Operating Expense Per ASM	2001		2000		Decrease	%
Wages and benefits	2.59	¢	2.23	¢	(0.36)¢	(16.1)
Aircraft fuel, including taxes and oil	1.63		1.66		0.03	1.8
Maintenance materials and repairs	1.44		1.59		0.15	9.4
Aircraft rentals	0.46		0.24		(0.22)	(91.7)
Other rentals and landing fees	0.34		0.30		(0.04)	(13.3)
Sales commissions	0.24		0.17		(0.07)	(41.2)
Depreciation and amortization	0.21		0.22		0.01	4.5
Other	1.90		1.78		(0.12)	(6.7)
	8.81		8.19		(0.62)	(7.6)
Restructuring charge	(0.07)		0.23		0.30	130.4
Special credit (Stabilization Act)	(0.17)		-		0.17	100.0
Total	8.57	¢	8.42	¢	(0.15)¢	(1.8)

Operating expenses, including restructuring charges and the special credit and charges, decreased $2.7 million or 0.6% for the nine month period ended September 30, 2001 as compared to the same period in 2000.  Significant period to period variances were as follows:

Wages and benefits increased by $16.0 million or 13.2% primarily due to certain one-time payments, non-cash charges and increases related to the new collective bargaining agreements with the Company’s pilots  and flight attendants that went into effect on January 1, 2001 and May 1, 2001, respectively, and an overall increase in employee benefits.

Aircraft fuel cost, including taxes and oil (“Aircraft Fuel Cost”), for the nine month period ended September 30, 2001 decreased $3.7 million or 4.1% over the nine month period ended September 30, 2000.  Aircraft fuel consumption decreased 3.9% and the average cost of aircraft fuel per gallon decreased 3.3% period over period.  The Company’s fuel hedging program had a negligible effect on fuel expense in the nine month period ended September 30, 2001, compared to a decrease of $7.8 million in the nine month period ended September 30, 2000.  Fuel taxes decreased $5.1 million period over period mainly as a result of current international tax adjustments recognized in 2001.

Maintenance materials and repairs decreased $9.6 million or 11.2% period over period, primarily due to a decrease of $16.1 million in DC-9-50 heavy maintenance checks and scheduled engine removals, offset by increases of $2.9 million in B717 maintenance expense resulting from the introduction of B717 aircraft in 2001, and $3.6 million in DC-10 maintenance expense due to additional DC-10 aircraft used, hours flown and maintenance rates.

Aircraft rentals in the nine month period ended September 30, 2001 increased by $11.0 million or 83.2% versus the comparable period in 2000, due to the addition of a DC-10 aircraft in April 2000, a DC-10 aircraft in December 2000, a sale-leaseback arrangement on two other DC-10 aircraft in January 2001, and the addition of ten B717-200 aircraft, offset by rental reductions associated with the retirement of certain DC-9 aircraft.

Sales commissions increased by $3.7 million or 40.8% in the nine month period ended September 30, 2001 versus the comparable period in 2000, primarily due to an increase in wholesaler incentive commissions.

In the third quarter 2000, the Company recorded approximately $12.8 million of restructuring charges related to excess or obsolete DC-9 inventory parts and the disposition of five DC-9 aircraft under operating leases.  The nine month period ended September 30, 2001 includes a $3.6 million favorable adjustment to the restructuring charge recorded in 2000 due to a change in estimated airframe return provisions related to the DC-9-50 aircraft operating leases.

In the third quarter 2001, the Company recognized $8.5 million of the proceeds from the U.S. Government under the Stabilization Act as a special credit to operating expenses for the estimated lost revenue and direct charges relating to the September 11th attacks.

Nonoperating income was favorably impacted for the nine month period ended September 30, 2001 as a result of $9.0 million in international fuel tax adjustments relating to prior periods and a $1.0 million gain on the sale of Equant N.V. depository certificates, which represented the remaining portion of the Company’s interest in the SITA Foundation.

Aircraft

From February 28, 2001 through October 29, 2001, the Company took delivery of eleven Boeing 717-200 aircraft from The Boeing Company (“Boeing”) as part of an agreement to acquire thirteen new Boeing 717-200 aircraft, with rights to acquire an additional seven aircraft. All thirteen Boeing 717-200 aircraft are scheduled to be delivered by December 2001 and will replace the DC-9-50 fleet utilized in the Company’s Interisland service.  The fifteen DC9-50 aircraft previously operated on the Company’s interisland routes have been retired, including one in November 2000, three during the first quarter of 2001, two during the second quarter of 2001, four during the third quarter of 2001 and five in October 2001.  The Interisland routes are currently being serviced with eleven Boeing 717-200 aircraft.

As part of the purchase agreement for the Boeing 717-200 aircraft, the Company was required to fund through June 2001, in the aggregate, approximately $43 million in pre-delivery payments toward the acquisition of the aircraft.  The $43 million was funded through a combination of internally generated funds and use of a revolving $22.5 million secured term loan facility with Kreditanstalt Fur Wiederaufbau (“KFW”), secured by Rolls-Royce Deutchland GmbH (“Rolls-Royce”), the engine manufacturer for the Boeing 717-200.  As of September 30, 2001, the Company had made all of the required $43 million in progress payments.

The Company is using leveraged lease financing provided through Boeing affiliates to acquire the Boeing 717-200 aircraft.  The first eleven aircraft have been, and each additional aircraft is expected to be, permanently financed upon delivery.  The outstanding balance due KFW under the revolving $22.5 million facility is being repaid with proceeds from the permanent lease financing of each aircraft. The KFW facility has been reduced to $5.3 million as of September 30, 2001.

The Company has negotiated the acquisition of sixteen Boeing 767-300ER aircraft, including three new Boeing 767-300ER aircraft under long-term operating leases with Ansett Worldwide Aviation, Inc. (“Ansett”) to be delivered in the fourth quarter of 2001, four Boeing 767-300ER aircraft under operating leases with International Lease Finance Corporation (“ILFC”) scheduled to be delivered during the first half of 2002, and nine new Boeing 767-300ER aircraft under long-term lease financing arranged through Boeing Capital Corporation and Ansett scheduled to be delivered from the third quarter of 2002 through the first half of 2003.  The Company took delivery of the first and second Boeing 767-300ER aircraft under lease with Ansett on October 9, 2001 and November 7, 2001.  On November 6, 2001, the FAA granted the Company’s application for Extended-range twin-engine operations (“ETOPS”) certification for the Boeing 767-300ER aircraft and the Company will place the first Boeing 767-300ER aircraft into revenue service on November 15, 2001.

The DC-10 fleet of fifteen leased aircraft utilized on the Company’s Transpacific, Southpacific and Charter services will be reduced as leases terminate.  For the ten DC-10 aircraft leased from American Airlines, Inc., the Company is negotiating lease amendments to provide for the return of five aircraft during 2002 and five during the first half of 2003.  The three DC-10-30 aircraft leased from Continental Airlines, Inc. will be returned when the leases terminate, two in January 2002 and one in May 2002.  The remaining two DC-10-30 aircraft of the DC-10 fleet are under leases which terminate in January 2004.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $121.0 million at September 30, 2001, a $53.2 million increase for the nine month period ended September 30, 2001.

Cash flows from operating activities provided $65.9 million during the nine month period ended September 30, 2001.  Net income of $15.2 million, a $44.6 million increase in air traffic liability and proceeds of $18.0 million received from the U.S. Government under the Stabilization Act were offset by changes in other working capital associated assets and liabilities of $12.6 million.  Depreciation and amortization of $11.2 million was offset by a non-cash restructuring credit of $3.6 million on the DC-9-50 aircraft and the fair value adjustment on heating oil derivatives of $2.3 million associated with the Company’s fuel hedging program.

Investing activities used $4.6 million of cash during the nine month period ended September 30, 2001.  The Company incurred $5.1 million in pre-delivery payments primarily toward the acquisition of the Boeing 717-200 aircraft and $12.4 million for capital expenditures in the nine month period ended September 30, 2001.  Proceeds of $12.9 million mainly resulted from a sale-leaseback transaction in January 2001 on two DC-10 aircraft.

Financing activities used $8.1 million in cash during the nine month period ended September 30, 2001, primarily to pay $7.1 million in notes payable secured by the two DC-10 aircraft involved in the sale-leaseback transaction.  Proceeds of $0.6 million were advanced from KFW for pre-delivery payments for the Boeing 717-200 aircraft.  Repayment of long-term debt and capital lease obligations primarily relating to DC-9 aircraft totaled $2.0 million.

The Company maintains a credit facility with CIT Group/Business Credit, Inc.  At September 30, 2001, aggregate loans and letters of credit were outstanding in the amounts of $ 6.9 million and $1.6 million, respectively.  Maturity of this facility has been extended to December 31, 2001, with scheduled principal reductions of approximately $4.5 million by December 28, 2001.

Refer to Aircraft section above for discussion regarding financing of the Boeing 717-200 aircraft.

In light of the events of September 11, 2001, it is impossible to predict subsequent events, whether additional catastrophic events, increased security requirements or government oversight, or merely the continuing effects of the events of September 11, 2001, all of which will affect the Company and its vendors and suppliers.  The airline industry traffic and operational efficiencies have been severely impacted by the events of September 11, 2001, and it is difficult to project the extent to which the Company will follow the industry pattern.  However, the Company believes that as a result of its cash position at September 30, 2001 and its ability to generate cash internally, it expects to avoid near-term liquidity problems.

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

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will be either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The Company is required to account for its fuel hedging program under SFAS No. 133.  For the three and nine month periods ended September 30, 2001, realized net gains on liquidated contracts of $126,000 are included as a component of Aircraft Fuel Cost.  Based upon the Company’s derivative positions at September 30, 2001, unrealized losses of approximately $333,400 and $95,300 related to hedging instruments excluded from the assessment of hedge effectiveness, have been recorded as other nonoperating income (expense) in the condensed statement of operations for the three and nine month periods ended September 30, 2001, respectively.  Realized and unrealized losses of $2.4 million have been recognized as other comprehensive losses on the condensed balance sheet as of September 30, 2001 related to hedging instruments included in the assessment of hedge effectiveness.  The Company expects to reclassify losses on derivative instruments from accumulated other comprehensive losses to operations during the next twelve months when the hedged fuel expenses are recognized.

Employees

The majority of Hawaiian Airlines' employees are covered by collective bargaining agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO) (“IAM”), the Air Line Pilots Association, International (“ALPA”), the Association of Flight Attendants (“AFA”), the Transport Workers Union (“TWU”) and the Communications Section Employees Union (“CSE”).  The amendable date of all six contracts was February 28, 2000.  In December 2000, the Company and ALPA reached an agreement on a new 42-month contract that went into effect on January 1, 2001. In March 2001, the Company and the AFA reached an agreement on a 42-month contract that went into effect May 1, 2001. In September 2001, the Company and the TWU reached an agreement on a 42-month contract that went into effect June 1, 2001.  In October 2001, the Company and the IAM reached an agreement on a 43-month contract that went into effect on October 1, 2001.  The Company will resume direct negotiations with the seven member CSE in November 2001.

On September 28, 2001, the Company announced that it would furlough approximately 430 employees, or approximately 12 percent of the total workforce due to the reduction of its operating schedule and passenger traffic as a result of the September 11, 2001 attacks.  The reduction in workforce is being accomplished through leave of absences, elimination of open positions, furloughs in accordance with collective bargaining agreements and permanent layoffs.

Deferred Tax Assets

As of September 30, 2001, the Company had net deferred tax assets aggregating $3.3 million based on gross deferred tax assets of $46.6 million less a valuation allowance of $29.5 million and deferred tax liabilities of $13.8 million.  Utilization of these deferred tax assets is predicated on the Company being profitable in future years.  The Company will continually assess the adequacy of its financial performance in determination of its valuation allowance which, should there be an adjustment required, may result in an adverse effect on the Company’s income tax provision.

ITEM 3.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to certain market risks related to its aircraft fuel.  Refer to Derivative Financial Instruments as described above for further discussion on aircraft fuel and related financial instruments.

PART II.  OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

                                There are no material developments in legal proceedings previously reported and no new material legal proceedings have become reportable events during the three and nine months ended September 30, 2001.

ITEM 2.                  CHANGES IN SECURITIES.

                                As part of the collective bargaining agreement negotiated with ALPA in December 2000, the Company agreed to distribute 1,685,380 shares of the Company’s common stock to the individual 401(k) accounts of ALPA pilots in the employment of the Company during 2001 and 2002.  The first distribution of 259,541 shares, representing the first and second quarter distributions for 2001, was made on September 11, 2001 to Vanguard Group, Inc. as trustee for the Hawaiian Airlines, Inc. Pilots’ 401(k) Plan.  The distribution for the quarter ending September 30, 2001, consisting of 259,369 shares, was made on November 9, 2001 to Vanguard Group, Inc.

                                In March 2000, the Board of Directors of the Company approved a stock repurchase program authorizing the Company to repurchase up to 10 million shares of its common stock from time to time.  In September 2001, the Company repurchased 90,700 shares of its common stock for approximately $181,400.  Including the effect of the repurchase of certain warrants and stock repurchased in 2000, the total shares of common stock repurchased under the stock repurchase program amounted to 9,333,508 as of September 30, 2001.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

                                None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                None.

ITEM 5.                  OTHER INFORMATION.

                                To be considered for inclusion in the Company’s 2002 proxy material, shareholder proposals to be considered for presentation at the 2002 Annual Meeting of Shareholders must be received by the Corporate Secretary of the Company at its principal offices at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii  96819 on or before December 14, 2001.

                                A majority of the Company’s ticket sales for the nine months ended September 30, 2001 are made by travel agents, including approximately 28% by four large wholesalers.  In the nine months ended September 30, 2001, Panda Travel, Inc. constituted approximately 18% of the Company’s total ticket sales.

                During  the quarter ended September 30, 2001, the Company expanded its code sharing agreement with Continental Airlines, Inc. and entered new code sharing  and frequent flyer  agreements with Alaska Airlines, Inc.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits.

Exhibit 1-4                Lease Agreement between International Lease Finance Corporation (“ILFC”) and the Company, dated as of July 16, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24257 (“Lease Agreement 24257”), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof.  The Company has also entered into that Lease Agreement between ILFC and the Company, dated as of  July 16, 2001 for one Boeing Model 767-33AER aircraft,  Manufacturer’s Serial Number 24258 (“Lease Agreement 24258”), that Lease Agreement between ILFC and the Company, dated as of July 16, 2001, for one Boeing Model 767-33 AER aircraft, Manufacturer’s Serial Number 25531 (“Lease Agreement 25531”), and that Lease Agreement between ILFC and the Company, dated as of July 16, 2001, for one Boeing Model 767-33 AER aircraft, Manufacturer’s Serial Number 24259 (“Lease Agreement 24259”),  which lease agreements are substantially identical to Lease Agreement 24257 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2.  Pursuant to S-K Item 601,  Lease Agreement 24258, Lease Agreement 25531and Agreement 24259 are not being filed herewith.

Exhibit 1-5                Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33421 (“Lease Agreement 33421”), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof.  The Company has also entered into that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001 for one Boeing Model 767-33AER aircraft,  Manufacturer’s Serial Number 33422 (“Lease Agreement 33422”), that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33 AER aircraft, Manufacturer’s Serial Number 33423 (“Lease Agreement 33423”), that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33 AER aircraft, Manufacturer’s Serial Number 33424 (“Lease Agreement 33424”), and that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33 AER aircraft, Manufacturer’s Serial Number 33425 (“Lease Agreement 33425”), which lease agreements are substantially identical to Lease Agreement 33421 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2.  Pursuant to S-K Item 601, Lease Agreement 33422, Lease Agreement 33423, Lease Agreement 33424 and Lease Agreement 33425 are not being filed herewith.

Exhibit 1-6                Lease Agreement between BCC Equipment Leasing Corporation (“BCC”) and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33426 (“Lease Agreement 33426"), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof.  The Company has also entered into that Lease Agreement between BCC and the Company, dated as of September 20, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33427 (“Lease Agreement 33427”), that Lease Agreement between BCC and the Company, dated as of September 20, 2001, for one Boeing Model 767-33 AER aircraft, Manufacturer’s Serial Number 33428 (“Lease Agreement 33428”), and that Lease Agreement between BCC and the Company, dated as of September 20, 2001, for one Boeing Model 767-33 AER aircraft, Manufacturer’s Serial Number 33429 (“Lease Agreement 33429”), which lease agreements are substantially identical to Lease Agreement 33426 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2.  Pursuant to S-K Item 601, Lease Agreement 33427, Lease Agreement 33428 and Lease Agreement 33429 are not being filed herewith.

Exhibit 1-7                CodeShare Agreement dated July 1, 2001 between the Company and Alaska Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof.

                                Lease Agreement N481HA dated July 26, 2001, Lease Agreement N482HA dated August 13, 2001, Lease Agreement N483HA dated August 27, 2001, and Lease Agreement N484HA dated September 12, 2001 each between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and the Company, each for one Boeing 717-200 aircraft, are substantially identical to Lease Agreement N475HA filed in redacted form with the Company’s Form 10-Q for the first quarter of 2001, except with respect to the aircraft information, delivery dates and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2.  Pursuant to S-K Item 601, Lease Agreement N481HA, Lease Agreement N482HA, Lease Agreement N483HA, and Lease Agreement N484HA are not being filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN AIRLINES, INC.

November 14, 2001	By	/s/ Christine R. Deister
Christine R. Deister
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)