Form 10-K
period 2001-12-31
HAWAIIAN AIRLINES INC/HI
filed 2002-04-01
CIK 46205

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8836

HAWAIIAN AIRLINES, INC.
(Exact name of registrant as specified in its charter)

HAWAII (State or other jurisdiction of incorporation or organization)	99-0042880 (I.R.S. employer identification no.)
3375 Koapaka Street, Suite G-350 Honolulu, Hawaii (Address of principal executive offices)	96819 (Zip code)

Registrant's telephone number, including area code: (808) 835-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	American Stock Exchange and Pacific Exchange
Preferred Stock Purchase Rights	American Stock Exchange and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☒    No ☐

        As of March 18, 2002, 34,464,324 shares of Common Stock of the Registrant were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant (14,409,036 shares) on March 18, 2002 is $43,083,018.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference in Part III of this Form 10-K.

EXHIBIT INDEX ON PAGE 37

        As used in this Annual Report on Form 10-K, the terms "Hawaiian", "Company, "we", "us", "our" and similar terms refer to Hawaiian Airlines, Inc., unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements that are not related to historical results, including, without limitation, statements regarding Hawaiian's business strategy and objectives, future financial position, estimated cost savings, estimated size and growth of relevant markets and the effects on Hawaiian of the September 11, 2001 terrorist attacks, the Air Transportation Safety and System Stabilization Act ("Stabilization Act") and the Aviation and Transportation Security Act ("Security Act"), are forward-looking statements within the meaning of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Act of 1995. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, traffic, load factors, yields, revenues, unit revenues, expenses, costs, unit costs, capital spending, cash flows, pre-tax margins, earnings, earnings per share, price to earnings ratios, debt load and other forward-looking information include, without limitation, the adverse impact of the September 11 terrorist attacks and the war on terrorism on the economy in general; the demand for air travel; the ability to reduce operating costs and conserve financial resources, taking into account increased costs incurred or to be incurred as a consequence of the attacks; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to reduce costs to a level that takes into account the size of Hawaiian's operation; the ability to raise financing in light of the September 11 events; the cost of crude oil and jet fuel; airline pricing environment; industry capacity decisions; competitors' route decisions; the success of Hawaiian's cost-reduction efforts; strategic decisions of management; adoption of new accounting rules; results of union contract negotiations and their impact on labor costs and operations; the willingness of customers to travel; continued benefits of strategic airline alliances; actions of the U.S., foreign and local governments; foreign currency exchange-rate fluctuations; the stability of the U.S. economy; inflation; the economic environment of the airline industry and the economic environment in general. Forward-looking statements involve risks and uncertainties that may impact Hawaiian's actual results of operations. In some cases, identification of forward-looking statements can be made through use of terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. Although we believe that the assumptions on which any forward -looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements.

        Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in Hawaiian's Securities and Exchange Commission filings, could cause our results to differ from results that have been or may be projected by or on behalf of Hawaiian. We caution that the foregoing list of important factors is not exclusive. We do not undertake and expressly disclaim any obligation to update any forward-looking statements that may be made from time to time by or on behalf of Hawaiian.

PART I

ITEM 1.    BUSINESS.

Overview

        Hawaiian is the largest airline headquartered in Hawaii, based on operating revenues of $611.6 million for 2001. We are engaged primarily in the scheduled transportation of passengers, cargo and mail. Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii. We currently fly approximately 150 daily flights between Hawaii and six major U.S. cities ("transpacific") and among the six major islands in the State of Hawaii ("interisland"), and weekly flights between Hawaii and each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("south pacific"). Our common stock is listed on the American Stock Exchange and the Pacific Exchange under the symbol "HA." Our principal offices are located at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819. Our telephone and facsimile numbers are (808) 835-3700 and (808) 835-3690, respectively.

Segment Information

        Principally all of our flight operations either originate or end in the State of Hawaii. The management of our operations is based on a system-wide approach due to the interdependence of our route structure in the various markets that we serve. We operate as a matrix form of organization as we have overlapping sets of components for which managers are held responsible. Managers report to our chief operating decision-maker on both our geographic components and our product and service components, resulting in components based on products and services constituting one operating segment. As we offer only one service (i.e., air transportation), management has concluded that we have only one segment of business.

Recent Developments

        On September 11, 2001, the United States was attacked by terrorists using four hijacked commercial jets of two other U.S. airlines. The Federal Aviation Administration ("FAA") ordered all U.S. aircraft grounded immediately and closed U.S. airspace to all air traffic. Certain airports were reopened on September 13, 2001, and we were able to resume service on a limited basis that day. However, it took several days to reposition aircraft, reopen airports and return to full service capability.

        We responded to the reduced travel demand after the events of September 11, 2001 by reducing operating capacity and furloughing part of our workforce. Effective October 1, 2001 we reduced our capacity, measured by available seat miles, by approximately 22%. On September 28, 2001, we sent out furlough notices to approximately 12% of our total workforce. In addition, on September 25, 2001, Renaissance Cruises, Inc. ceased operations resulting in the termination of our Los Angeles to Papeete charter service, consisting at that time of approximately four round trips weekly.

        On September 22, 2001, President George W. Bush signed into law the Stabilization Act, affecting all U.S. airlines and air cargo carriers. The provisions of the Stabilization Act allow for the airlines and cargo carriers to receive certain reimbursements, suspensions or extensions of payment of fees and taxes, and other costs related to the impact on airline industry of the events of the September 11, 2001 terrorist attacks. Additionally, on November 19, 2001, President Bush signed into law the Security Act, federalizing substantially all aspects of civil aviation security.

        We received $24.9 million in assistance from the federal government under the Stabilization Act as of December 31, 2001 and anticipate receiving an additional $5.9 million in early 2002. In addition, subject to federal guidelines, the Stabilization Act includes federal loan guarantees for airlines of which we expect to be eligible to apply. We cannot guarantee that we will seek or be able to obtain federal loan guarantees under the Stabilization Act.

        The environment in which we operate and on which we are dependent has been greatly affected by the events of September 11, 2001 and their aftermath. Tourism is the largest source of revenue for the economy of the State of Hawaii, and the tourism industry in the State of Hawaii has been and continues to be adversely affected. Due to the lack of predictability of future traffic, business mix and yields, we are not able to fully estimate the long-term impact of the events of September 11, 2001 on our business.

        On December 19, 2001, we entered into an Agreement and Plan of Merger (the "Merger Agreement") among Hawaiian, Aloha Airgroup, Inc. ("Aloha"), TurnWorks Acquisition III, Inc. ("Holdco") and TurnWorks, Inc. ("TurnWorks"), pursuant to which each of Hawaiian and Aloha agreed to become a wholly owned subsidiary of Holdco and the existing shareholders of Hawaiian and Aloha would become, along with TurnWorks, shareholders of Holdco (the "proposed merger"). On February 14, 2002, Holdco and its subsidiaries filed a Registration Statement on Form S-4 with the Securities and Exchange Commission with respect to the proposed merger.

        When it became clear to the parties that the April 18, 2002 outside date agreed to by the parties in the Merger Agreement would not be satisfied due to the expected timing of regulatory approvals and reviews and other matters, TurnWorks requested that Hawaiian extend the outside date. After considering the request, Hawaiian announced on March 16, 2002 that it had determined not to extend the outside date. The parties conducted discussions with respect to potential revisions to the Merger Agreement and a potential formal termination of the Merger Agreement, but no resolution was reached. As the parties have now publicly announced their intentions to pursue other courses of action, we have treated the Merger Agreement as having been effectively terminated. We believe the other parties are taking the same position.

Flight Operations

        In the first half of 2001, we added daily transpacific flights between Honolulu, Hawaii and San Diego, California.    In response to the events of September 11, 2001, we suspended on October 1, 2001 our transpacific flight between Maui, Hawaii and Los Angeles, California, as well as our second flight between Honolulu, Hawaii and Seattle, Washington. We continue to evaluate our transpacific expansion plans and are increasing service into these markets as travel patterns warrant. In 2002, we announced that we will begin in June 2002 additional transpacific flights between Maui, Hawaii and San Francisco, California, and between Maui, Hawaii and Los Angeles, California, as well as a seasonal flight between Honolulu, Hawaii and Los Angeles, California. On March 15, 2002, we introduced a daily flight between Maui, Hawaii and Seattle, Washington. We also announced that we will begin in June 2002 service to two new mainland cities with daily nonstop service between Honolulu, Hawaii and Sacramento, California, and between Honolulu, Hawaii and Ontario, California.

        On average and depending on seasonality, we operate approximately 150 scheduled flights per day with

  •
  daily service on our transpacific routes between Hawaii and Las Vegas, Nevada and the five key U.S. West Coast gateway cities of Los Angeles, San Diego and San Francisco, California, Seattle, Washington and Portland, Oregon;

  •
  daily service on our interisland routes among the six major islands of the State of Hawaii; and

  •
  weekly service on our south pacific routes as the sole direct provider of air transportation from Hawaii to each of Pago Pago, American Samoa, and Papeete, Tahiti in the South Pacific.

        We also provide charter service daily from Honolulu, Hawaii to Las Vegas, Nevada and two to three times weekly from Honolulu, Hawaii to Anchorage, Alaska.

Aircraft

        In 1999, we announced our plans to modernize our narrow-body interisland aircraft fleet with new Boeing 717s. In 2001, we completed the replacement of our entire fleet of 15 DC-9-50 aircraft used on interisland routes with 13 new Boeing 717-200 aircraft. Also, in 2001 we announced plans to replace all of our wide-body DC-10 aircraft utilized on the transpacific and south pacific routes with Boeing 767-300ERs. We took delivery of three new Boeing 767-300ER aircraft in the fourth quarter of 2001; two additional Boeing 767-300ER aircraft were delivered in March 2002 and we have plans for 11 additional Boeing 767-300ER aircraft to be delivered in 2002 and 2003. Upon completion of our fleet modernization plan in 2003, we expect to have one of the youngest fleets of any U.S. national or major carrier. Refer to Part I, Item 2, Properties of this Form 10-K for further discussion on our aircraft.

Maintenance

        We developed extensive maintenance programs, which consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured either by time flown or by the number of takeoffs and landings, or "cycles," performed. In addition, from time to time, we perform inspections, repairs and modifications of our aircraft in response to FAA directives. Checks range from daily "walk around" inspections, to more involved overnight maintenance checks, to exhaustive and time consuming overhauls. Aircraft engines are subject to phased maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain parts and components of both airframes and engines are time or cycle controlled. Parts and other components are replaced or overhauled prior to the expiration of their time or cycle limits.

Code Sharing and Other Alliances

        We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code sharing on certain flights. We have code sharing agreements with Alaska Airlines, Inc. ("Alaska"), American Airlines, Inc. ("American"), American Eagle Airlines, Inc. ("American Eagle"), Continental Airlines, Inc. ("Continental"), and Northwest Airlines, Inc. ("Northwest"). We also participate in the frequent flyer programs of Alaska, American, Continental, Northwest, Air Tahiti Nui, Inc. ("Air Tahiti Nui") and Virgin Atlantic Airlines, Inc. ("Virgin Atlantic"). These programs enhance our revenue opportunities by

  •
  providing our customers more value by offering more travel destinations and better mileage accrual/redemption opportunities,

  •
  gaining access to more connecting traffic from other airlines, and

  •
  providing members of our alliance partners' frequent flyer program an opportunity to travel on our system while earning mileage credit in the alliance partners' program.

        Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties. Refer to "Risk Factors, Reliance on Third Parties".

Marketing

        As with other airlines, most of our ticket sales are generated by travel agents. Travel agents generally receive commissions measured by a certain percentage of the price of tickets sold. In an effort to reduce our reliance on travel agencies and lower our distribution costs, we continue to expand and pursue e-commerce initiatives.

        Electronic tickets or e-tickets, result in lower distribution costs to us while providing increased customer convenience. In 2001, we recorded over $153.1 million in e-ticket revenue representing approximately 31% of total passenger revenue. Our website, <www.hawaiianair.com>, offers customers information on our flight schedules, our frequent flyer program, HawaiianMiles, booking reservations on our flights or connecting flights with any of our code share partners, the status of our flights as well as the ability to purchase tickets or travel packages. We also publish fares with web-based travel services such as ORBITZ, Travelocity, Expedia, Cheap Tickets, Trip, Hotwire, and Priceline. These comprehensive travel planning websites provide customers with convenient online access to airline, hotel, car rental, and other travel services. In 2001, we recorded $27.5 million in ticket sales from web-based travel services compared with $18.1 million in 2000.

        We expect to continue our promotion of e-ticket usage and growth in e-commerce in order to improve service to our customers and to reduce our distribution costs.

Frequent Flyer Program

        Our HawaiianMiles frequent flyer program was initiated in 1983 to encourage and develop a customer loyalty base. The HawaiianMiles program allows passengers to earn mileage credits by flying on Hawaiian and other carriers, particularly Alaska, Northwest and Virgin Atlantic. We also credit members with mileage credits for patronage of other businesses, including hotels, car rental firms, credit cards and long distance telephone companies, pursuant to our exchange partnership agreements. We also sell mileage credits to other companies participating in the program.

        HawaiianMiles members are entitled to a choice of various awards based on accumulated mileage, with a majority of the awards being free air travel. Travel awards available in the HawaiianMiles program range from a 5,000 mile award, which are redeemable for a one-way interisland flight, to 60,000 and 75,000 mile awards, which are redeemable for a roundtrip first class transpacific flight and a roundtrip first class south pacific flight, respectively.

        We have increased our frequent flyer membership to 1.08 million members as of December 31, 2001 from 0.91 million members as of December 31, 2000. Active membership increased to 0.75 million as of December 31, 2001 from 0.63 million as of December 31, 2000.

Competition

  Transpacific

        We face multiple competitors on our transpacific routes, including major carriers such as American, Continental, Northwest, Delta Airlines, Inc. ("Delta"), United Airlines, Inc. ("United") and charter carriers. We believe that transpacific competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service, aircraft type and in-flight service.

  South Pacific

        We are the only provider of direct service between Honolulu and each of Pago Pago, American Samoa and Papeete, Tahiti.

  Interisland

        While there are several small commuter and "air taxi" companies that provide air transportation to Hawaii airports that cannot be served by large aircraft, the interisland routes are serviced primarily by Hawaiian and Aloha. We operate approximately 129 daily interisland flights subject to seasonality, representing about 40% of total flights operated by the two carriers. We believe that interisland competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service and aircraft type.

Employees

        As of December 31, 2001, we had 3,069 active employees, of which 2,572 were employed on a full-time basis. The majority of our employees are covered by labor agreements with the following unions: the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM"), the Air Line Pilots Association, International ("ALPA"), the Association of Flight Attendants ("AFA"), the Transport Workers Union ("TWU") and the Employees of the Communications Section ("Communications Section"). All contracts, other than the contract with the seven-member Communications Section, were renegotiated in 2000 and 2001 and are subject to renegotiation again in 2004 and 2005. We are currently in direct negotiations with the Communications Section. We expect to continue to develop and execute our business strategy of ongoing good relations with our employees.

Regulation

        Our business is subject to extensive and evolving federal, state, local and transportation laws and regulations. These laws and regulations are administered by federal, state and local agencies in the United States. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations. Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in case of violations.

        We cannot guarantee that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agency. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage. The primary U.S. federal statutes affecting our business are summarized below:

  Industry Regulations

        As a certificated air carrier, we are subject to the regulatory jurisdiction of the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA"). The DOT has jurisdiction over certain aviation matters such as the carriers' certificate of public convenience and necessity, international routes and fares, consumer protection policies including baggage liability and denied-boarding compensation and unfair competitive practices as set forth in the Transportation Act. Hawaiian and all other domestic airlines are subject to regulation by the FAA under the Transportation Act. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. To assure compliance with its operational standards, the FAA requires air carriers to obtain operations, airworthiness and other certificates, which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of aviation safety and security regulations. Like other carriers, we are subject to inspections by the FAA in the normal course of business on a routine ongoing basis. We operate under a Certificate of Public Convenience and Necessity issued by the DOT (authorizing us to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA.

  Maintenance Directives and Other Regulations

        The FAA approves all airline maintenance programs, including changes to the programs. In addition, the FAA licenses the mechanics who perform the inspections and repairs, as well as the inspectors who monitor the work.

        The FAA frequently issues air worthiness directives, often in response to specific incidents or reports by operators or manufacturers, requiring operators of specified equipment to perform prescribed inspections, repairs or modifications within stated time periods or numbers of take off and landing cycles. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, cargo compartment fire detection/suppression systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements. We cannot predict what new air worthiness directives will be issued and what new regulations will be adopted or how our businesses will be affected by any such directives or regulations. We expect that we may from time to time incur expenses to comply with new airworthiness directives and regulations.

        Additional laws and regulations are proposed from time to time, which could significantly increase the cost of airline operations by imposing additional requirements or restrictions. Laws and regulations also have been considered from time to time that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the award of international routes to U.S. carriers (and their retention) is regulated by treaties and related agreements between the U.S. and foreign governments, which are amended from time to time. We cannot predict what laws and regulations will be adopted or what changes to international air transportation treaties will be effected, if any, or how we will be affected.

        We believe that we are in compliance with all requirements necessary to maintain in good standing our respective operating authorities granted by the DOT and our respective air carrier operating certificates issued by the FAA. A modification, suspension or revocation of any of our DOT or FAA authorizations or certificates would have a material adverse effect on our operations.

        Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the FAA and the DOT. The U.S. Department of Defense regulates Civil Reserve Air Fleet and government charters. The federal antitrust laws are enforced by the U.S. Department of Justice. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by our cargo services. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act. Hawaiian and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Transportation Act to certain airline employees who have been furloughed or terminated (other than for cause).

  Security

        On November 19, 2001, President Bush signed into law the Security Act. This Security Act federalizes substantially all aspects of civil aviation security, creating a new Transportation Security Administration (the "TSA") under the Under Secretary of Transportation for Security of the DOT. Under the Security Act, all screeners at airports will be federal employees, and substantially all elements of airline and airport security will be overseen and performed by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners. The law, among other matters, mandates numerous changes for the airline industry and its passengers. These mandates include improved flight deck security, deployment of federal air marshals on board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passenger baggage, cargo, mail, employees, vendors and enhanced training and qualifications of security screening personnel. In addition, airlines will be responsible for providing additional passenger data to U.S. Customs and enhanced background checks. Funding for the costs of these new airline and airport security measures under the law is provided by a new $2.50 per enplanement ticket fee (up to a maximum fee of $5.00 per one-way trip). Beginning on February 1, 2002, air carriers were required to begin collecting the new ticket fee from passengers. The law requires that, beginning February 18, 2002, the TSA will assume all civil aviation security functions and responsibilities. Also, the TSA may assume existing contracts for the provision of passenger screening services at U.S. airports for up to 270 days, after which all security screeners must be federal employees. In accordance with the Security Act, effective January 18, 2002, all checked baggage are required to be screened at all airports in the U.S. Also, all U.S. airports are required to have sufficient explosive detecting systems in place to screen all checked baggage by December 31, 2002.

Risk Factors

  Terrorist Attacks

        The terrorist attacks of September 11, 2001 adversely affected our financial condition and results of operations as well as the airline industry in general. Those effects continue, although they have been mitigated somewhat by increased traffic, the Stabilization Act and our cost-cutting measures. Moreover, additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks, could further negatively impact us and the airline industry. Among the effects we experienced from the September 11, 2001 terrorist attacks were significant flight disruption costs caused by the FAA-imposed grounding of the U.S. airline industry's fleet, significantly increased security, insurance and other costs, and lower yields. Due in part to the lack of predictability of future traffic, business mix and yields, we are currently unable to estimate the long-term impact on us of the events of September 11, 2001 and the sufficiency of our financial resources to absorb that impact. However, given the magnitude of these unprecedented events and their potential subsequent effects, the adverse impact on our financial condition, results of operations and prospects may continue to be material.

  September 11, 2001 Related Regulation

        Implementation of the requirements of the Security Act will result in increased costs for our passengers. In addition, we may not be able to meet the requirements of the law regarding this screening while maintaining current service levels, thus these requirements may result in service disruptions and delays.

        The law also requires air carriers to honor tickets for suspended service on other air carriers that are insolvent or have declared bankruptcy within 18 months of the passage of the Security Act. To be eligible, a passenger must make arrangements with the air carrier within 60 days after the date on which the passenger's air transportation was suspended. Because this provision of the Security Act was recently enacted, it is difficult to determine its impact. If a major U.S. air carrier were to declare bankruptcy and cease operations, this feature of the Security Act could have a significant impact on our operations. To the extent we are not reimbursed for honoring such tickets, the impact could be adverse.

  Fuel Costs

        Aircraft fuel is a significant expense for any air carrier and even marginal changes in fuel prices can greatly impact a carrier's profitability. The following table sets forth statistics about our aircraft fuel consumption and cost for each of the last three years (including the impact of our fuel hedging program):

Year		Gallons consumed (in thousands)	Total cost, including taxes (in thousands)	Average cost per gallon		% of operating expenses
2001	*	129,208	$111,717	86.5	¢	18.8%
2000		141,429	$126,962	89.8	¢	20.4%
1999		120,894	$76,148	63.0	¢	14.4%

*
The amounts for 2001 reflect the January 1, 2001 adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133); the 2000 and 1999 amounts do not. See the further discussion of the impact of SFAS 133 in Note 3 to our consolidated financial statements.

        The single most important factor affecting petroleum product prices, which includes the price of aircraft fuel, continues to be the actions of the major oil producing countries in setting targets for the production and pricing of crude oil. In addition, the markets for heating oil, diesel fuel, automotive gasoline and natural gas can affect aircraft fuel prices. All petroleum product prices continue to be subject to unpredictable economic, political and market factors. Also, the balance among supply, demand and price has become more reactive to world market conditions. Accordingly, the price and availability of aviation fuel, as well as other petroleum products, continues to be unpredictable. A fuel supply shortage resulting from a disruption of oil imports or otherwise, could result in higher fuel prices or curtailment of scheduled service which could have a material adverse effect on our operations.

        A one-cent change in the cost per gallon of fuel has an impact on our operating expenses of approximately $108,000 per month (based on 2001 consumption). We have realized savings in fuel expense in 2001 as a result of our introduction of 13 new Boeing 717-200 aircraft to our aircraft fleet replacing less fuel-efficient aircraft. We expect further savings in fuel expense in 2002 and thereafter with the introduction to our aircraft fleet of Boeing 767-300ER aircraft replacing older DC-10 aircraft. Significant changes in fuel prices or availability would materially affect our operating results.

        We utilize heating oil forward contracts to manage market risks and hedge our financial exposure to fluctuations in our aircraft fuel costs. We employ a strategy whereby heating oil contracts may be used to hedge up to 50% of our anticipated aircraft fuel needs. Our fuel hedging strategy may limit our ability to benefit from declines in fuel prices and expose us to losses in the event of crude oil price fluctuations. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this Form 10-K for further discussion on aircraft fuel expense and the financial instruments that we use to manage market risks and hedge our financial exposure resulting from fluctuations in our aircraft fuel costs.

  Seasonality and Cyclicality

        Our profitability and liquidity are sensitive to seasonal volatility primarily due to leisure and holiday travel patterns. Hawaii is a popular vacation destination for travelers. Traffic levels are typically weaker in the first quarter of the year and stronger travel periods occur during June, July, August and December. During weaker travel periods, we may adjust our flight availability or utilize aggressive fare pricing strategies, in order to increase our traffic volume, which may involve higher ticket discounts during these periods.

        Even without the events of September 11, 2001, the airline industry is subject to substantial cyclical volatility. Airlines frequently experience higher fluctuating short-term cash requirements caused by seasonal fluctuations in traffic, that often deplete cash during off-peak periods, and by other factors that are not necessarily seasonal. These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of both personal and business airline travel is discretionary, the industry tends to experience adverse financial results in general economic downturns. Accordingly, airlines require substantial liquidity to sustain continued operations under most conditions.

        The nature of the airline industry requires substantial financial and operating leverage. The airline industry operates on low gross profit margins and revenues that vary substantially in relation to fixed operating costs. Due to high fixed costs, the expenses of each flight do not vary proportionately with the number of passengers carried, but the revenues generated from a particular flight are directly related to the number of passengers carried. Accordingly, while a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), it may result in a disproportionately greater decrease in profits. An increase in the number of passengers carried would have the opposite effect.

  Dependence on Tourism

        Our principal base of operations is in Hawaii with our revenue linked primarily to the number of travelers to, from and among the Hawaiian Islands. Tourists constitute a majority of the travelers to and from Hawaii, as well as between the islands. Tourism levels are affected by, among other things, the strength of the local Hawaii economy, the popularity of Hawaii as a tourist destination in general and other global factors, including the political and economic climate in the areas from which tourists to Hawaii typically originate. From time to time, various events and industry-specific problems such as strikes have had a negative impact on tourism in Hawaii. In addition, the terrorist attacks that occurred on September 11, 2001 have had a material adverse effect on Hawaii tourism.

        According to statistics published by the State of Hawaii's Department of Business, Economic Development and Tourism, for the year ended December 31, 2001, visitors arriving on domestic flights to Hawaii totaled approximately 4.2 million, a decrease of 5.1% from 2000. During the same period, visitors arriving on international flights totaled approximately 2.1 million, a decrease of 16.2% from 2000. Overall visitor arrivals for the last three months of 2001 totaled approximately 1.3 million, a decrease of 24.4% from the same period in 2000.

        No assurance can be given that the level of passenger traffic to Hawaii will not further decline in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on our operations and profitability.

  Competition

        The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, recodified into the Transportation Act. The Transportation Act substantially eliminated government authority to regulate domestic routes and fares and has increased the ability of airlines to compete with respect to destination, flight frequencies and fares. Airline profit levels are highly sensitive to, and can be severely impacted by, among other things, adverse changes in fuel costs, average yield (seat pricing) and passenger demand. After September 11, 2001, we reduced fares in certain markets to attract customers, as did most airlines.

        The U.S. airline industry has consolidated in recent years as a result of mergers and liquidations, and further consolidation may occur in the future. The consolidations have, among other things, enabled certain carriers to expand their international operations and increase their presence in the United States. In recent years, the airline industry has experienced alliances among U.S. carriers and between large U.S. and foreign carriers, allowing the carriers that are parties to these alliances to strengthen their overall operations. Conversely, the industry has also seen in recent years the emergence and growth of low-cost, low-fare domestic carriers, which has further intensified competitive pressures. Aircraft, skilled labor and gates at most airports continue to be available to start-up carriers. In some cases, the new entrants have initiated or triggered price discounting.

        Many of our competitors are larger and have substantially greater financial resources than we do. The commencement of or increase in service on our routes by existing or new carriers could negatively impact our operating results. Competing airlines have, from time to time, reduced fares and increased capacity beyond market demand on routes served by us in order to maintain or generate additional revenues. Further fare reductions and capacity increases by competing airlines could cause us to reduce fares or adjust our capacity to levels that may adversely affect our operations and profitability. Many of our competitors have larger customer bases, greater brand recognition in other airline markets and significantly greater financial and marketing resources than we do. Either aggressive marketing tactics or a prolonged fare war initiated by these competitors could impact our limited financial resources and affect our ability to compete in these markets.

        Vigorous price competition exists in the airline industry, with competitors frequently offering reduced discount fares and other promotions to stimulate traffic during weaker travel periods, generate cash flow or increase relative market share in selected markets. The introduction of broadly available, deeply discounted fares by a U.S. airline could result in lower yields for the entire industry and could have a material adverse effect on our operating results.

  Reliance on Third Parties

        We have agreements with contractors, including The Boeing Company and its affiliates ("Boeing"), Alaska, American, Continental, Delta, Northwest and certain other contractors, to provide certain facilities and services required for our operations. These facilities and services include aircraft leasing and maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training. Our reliance on these third parties to continue to provide these important aspects of our business may impact our ability to conduct our business effectively.

        Maintenance on the DC-10 aircraft leased from Continental is provided by Continental. Line maintenance including daily routine and nonroutine work up to and including B-checks on the DC-10 aircraft leased from American is performed by us in Honolulu and by various contracted vendors at our U.S. mainland stations. American is responsible for all other maintenance on the DC-10 aircraft leased from American. The maintenance agreement with American provides for access to spare parts, engines and rotables for the maintenance of these aircraft. As a result, we do not maintain large inventories of spare engines or parts to support the operation of the DC-10 aircraft. We pay American a minimum contractual per hour charge for maintenance services, monthly in arrears. During 2001, we incurred approximately $80.8 million of lease and maintenance expenses under the American leases and aircraft maintenance agreements. If American, Continental or other maintenance vendors terminates the respective maintenance arrangements, we would have to seek an alternate source of maintenance service or undertake to maintain these DC-10s ourselves. No assurance can be given that we would be able to do so on a basis that is as cost-effective as the current maintenance arrangements.

        We have an agreement with the Pratt & Whitney division of United Technologies Corporation to provide comprehensive power by the hour overhaul and maintenance services as needed for the Pratt & Whitney engines utilized on our fleet of Boeing 767-300ER aircraft. We also have a contract with Delta for maintenance on our Boeing 767-300ER aircraft at stations on the U.S. mainland. For our Boeing 717 interisland fleet, we have agreements with Rolls Royce entities to provide power by the hour maintenance and spare engine and parts pooling. If Pratt & Whitney, Delta or Rolls Royce terminates or fails to perform under these arrangements, we would have to seek an alternative source for these services or undertake to maintain these engines and aircraft ourselves. No assurance can be given that we would be able to do so on a basis that is as cost-effective as these agreements.

        We have code sharing agreements with Alaska, American, American Eagle, Continental and Northwest. We also participate in the frequent flyer programs of Air Tahiti Nui, American, Continental, Northwest, and Virgin Atlantic. Although these agreements increase our ability to be more competitive, they also increase our reliance on third parties.

        In 2001 and 2000, passenger ticket sales from one Hawaii-based wholesaler constituted approximately 21% and 17% of our total operating revenues, respectively. Travel agents generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies to favor another airline or to disfavor the Company could adversely affect our revenues. Although management intends to continue to offer competitive incentives, and to maintain favorable relations with travel agencies, there can be no assurance that travel agencies will continue to do business with us. The loss of any one or several travel agencies may have a material adverse affect on our operations.

  Insurance

        We are exposed to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss of service, but also significant potential claims of injured passengers and others. We are required by the DOT to carry liability insurance on each of our aircraft. We currently maintain commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets including public liability insurance and coverage for losses resulting from the physical destruction or damage to our aircraft which management believes is adequate and consistent with current industry practice. However, there can be no assurance that the amount of such coverage will not be changed or that we will not bear substantial losses from accidents. We could incur substantial claims resulting from an accident in excess of related insurance coverage that could have a material adverse effect on our operations and revenue.

        After the events of September 11, 2001, independent insurers canceled all war risk insurance coverage for the airline industry. Our war risk insurance coverage was subsequently reinstated to a limit of $100 million from the independent insurers at increased premiums. We also purchased from the U.S. government, through the DOT, third-party war risk insurance coverage above $100 million, up to a cap of twice the previous limit. This coverage has been extended to May 18, 2002, after which it is anticipated that the federal policy will be extended unless insurance for war risk coverage in necessary amounts is available from independent insurers or a group insurance program is instituted by the U.S. carriers and the DOT. There can be no assurance that the amount of such coverage will not be changed or that we will not bear additional increased premiums or substantial losses from accidents or other events. Substantial claims in excess of related insurance coverage could have a material adverse effect on our operations and profitability.

        The Stabilization Act provides for reimbursement to air carriers and their vendors or subcontractors for increases in the cost of war risk insurance for the first 30 days of reinstated coverage, over the premium in effect prior to September 10, 2001. We were reimbursed for the excess cost of war risk insurance above that previously incurred for the first 30-day period of this interim war risk insurance period, but have not received reimbursement for premiums beyond that period. As of December 31, 2001, we received reimbursement of approximately $500,000. Due in part to the events of September 11, 2001, we expect the annual cost of our aviation insurance programs to increase from approximately $3.6 million to approximately $12.4 million.

  Employees

        As of December 31, 2001, Hawaiian had 3,069 active employees, of which 2,572 were employed on a full-time basis. Approximately 86% of our employees are covered by labor agreements with the IAM, ALPA, AFA, TWU and Communications Section.

        All contracts, other than the contract with the seven-member Communications Section, were renegotiated in 2000 and 2001 and are subject to renegotiation again in 2004 and 2005. Future negotiations of these agreements could result in increases in compensation and benefit costs. We are currently in direct negotiations with the Communications Section. If an agreement is not reached in direct negotiations, federally-mandated mediation will occur and could last for an unspecified period of time. Although the overwhelming majority of labor negotiations in the airline industry are resolved in mediation, there can be no assurance that the discussions will result in an agreement and ratification. The time required to negotiate a contract under the Railway Labor Act varies. Therefore, management cannot currently estimate the time frame or results of these negotiations. Should Hawaiian and the Communications Section be unable to reach an agreement, we could be adversely affected. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

ITEM 2. PROPERTIES.

Aircraft

        As of December 31, 2001, our operating fleet consisted of three Boeing 767-300ER aircraft, 13 Boeing 717-200 aircraft and 15 DC-10 aircraft. The following table summarizes our aircraft fleet currently in service as of December 31, 2001 as well as our commitments and options for additional aircraft:

Aircraft Type	Leased	Commitments	Options	Seating Capacity (Per Aircraft)	Average Age (In Years)
B767-300ER	3	13	—	252	Less Than One
B717-200	13	—	7	123	Less Than One
DC-10-10	10	—	—	304	28.1
DC-10-30	2	—	—	314	24.9
DC-10-30	3	—	—	282	22.8

Total	31	13	7

  Boeing 767-300ER Aircraft

        We executed lease agreements for 16 Boeing 767-300ER aircraft, including three new Boeing 767-300ER aircraft under 15-year operating leases with Ansett Worldwide Aviation that were delivered in the fourth quarter of 2001. The first two of four Boeing 767-300ER aircraft under seven-year operating leases with International Lease Finance Corporation were received in March 2002, and the remaining two are scheduled to be delivered during the first half of 2002. Nine new Boeing 767-300ER aircraft under 18-year lease financing arranged through Boeing Capital Corporation and Ansett Worldwide Aviation are scheduled to be delivered during the second half of 2002 and the first half of 2003. On November 6, 2001, the FAA granted Hawaiian's application for extended-range twin-engine operations certification for Boeing 767-300ER aircraft. The Boeing 767-300ER aircraft have been introduced on our transpacific routes.

  Boeing 717-200 Aircraft

        During 2001, we took delivery of and introduced into service on our interisland routes 13 new Boeing 717-200 aircraft, all under 18-year leveraged lease financing provided by Boeing affiliates. These aircraft replaced the DC-9-50 fleet previously utilized on our interisland routes.

  DC-10 Aircraft

        The DC-10 aircraft are currently utilized on our transpacific and south pacific routes. Of the 15 DC-10 aircraft, 10 are leased from American on long-term operating leases expiring at various times in 2002 and the first half of 2003. One of the 10 DC-10 aircraft was returned to American in January 2002 and one in March 2002. Three DC-10-30 aircraft were leased from Continental, two of which were returned in January 2002 and the remaining aircraft is on a lease which expires in May 2002. We operate two DC-10-30 aircraft under operating leases with BCI Aircraft Leasing, which expire in January 2004.

  DC-9-50 Aircraft

        Our fleet of 15 McDonnell Douglas DC-9-50 aircraft, previously utilized on our interisland routes, has been retired from service. Fourteen of the DC-9-50 aircraft have been placed for storage with Avtel Services in Mojave, California, pending return to lessors or sale. Two of these aircraft have been returned to the respective lessors, by way of lease terminations, but are still parked at Avtel Services under our agreement with Avtel Services. One DC-9-50 aircraft remains in Honolulu.

Ground Facilities

        Our principal terminal facilities, cargo facilities, hangar and maintenance facilities are located at the Honolulu International Airport. The facilities at Honolulu International Airport (except for the terminal facilities) are leased on a month-to-month basis. We also occupy terminal facilities in the terminal buildings at the airports owned by the State of Hawaii in Hilo and Kona on the island of Hawaii, in Kahului on the island of Maui, in Lanai City on the island of Lanai, in Hoolehua on the island of Molokai, and in Lihue on the island of Kauai. All of our terminal facilities, including gates and holding rooms, are considered by the State of Hawaii Department of Transportation/Airports to be common areas and thus are not exclusively controlled by Hawaiian.

        Our corporate headquarters are located in leased premises of 129,667 square feet in a complex adjacent to the Honolulu International Airport. The lease for this office expires in 2013. We lease four ticket offices in Hawaii: three on the island of Oahu and one on the island of Hawaii. We also lease sales offices in San Francisco, Seattle (cargo), Los Angeles, Papeete and Tokyo. The leases for these offices expire on various dates from May 30, 2002 to December 31, 2003. We have a signatory agreement with the Port of Portland for terminal space, and operating agreements with the Port of San Diego and McCarren International Airport in Las Vegas, Nevada. We have a right of entry agreement with the Anchorage International Airport and also have sublease agreements for terminal space with LAX Two in Los Angeles, Northwest Airlines in Seattle and San Diego, US Airways (which will change to Delta effective April 1, 2002) in San Francisco, and the Government of American Samoa in Pago Pago. We also have agreements in place for alternate landing sites with the Port of Moses Lake, King County (Boeing Field) in Seattle, Ontario Airport in California and Fairbanks International Airport in Alaska. The aggregate rent for all facilities in the year ended December 31, 2001 was approximately $12.6 million consisting of $11.4 million for space rentals and $1.2 million for parking stalls.

ITEM 3. LEGAL PROCEEDINGS.

        Hawaiian and/or its directors are parties to four lawsuits filed by our shareholders and one demand for arbitration filed by an optionholder, challenging the proposed merger with Aloha that was announced on December 19, 2001. We believe that these actions which are described below are without merit and intend to defend them vigorously. We expect that these legal proceedings will become moot because the proposed merger is not expected to be consummated.

        On January 11, 2002, Crandon Capital Partners filed an action in the First Circuit Court of the State of Hawaii titled CRANDON CAPITAL PARTNERS v. JOHN W. ADAMS, ET AL. against

Hawaiian, the directors of Hawaiian, and Airline Investors Partnership, L.P. ("AIP"), the majority shareholder of Hawaiian. The purported class-action suit alleges that the merger and the related transactions provide unfair preferential treatment to AIP and Mr. Adams, who is Chairman of Hawaiian's Board and an affiliate of AIP, and that the director defendants breached their fiduciary duty to Hawaiian's shareholders by approving the proposed merger and the related transactions. Plaintiff seeks to enjoin the proposed merger and the related transactions and obtain unspecified damages. On January 24, 2002, the First Circuit Court denied plaintiff's motion for a temporary restraining order enjoining the proposed merger because, according to the Court, plaintiff did not show that the balance of irreparable damage favored the issuance of a temporary restraining order. By stipulation, plaintiff has agreed to defer moving for a preliminary injunction against the proposed merger until after we have provided 28-days notice that a shareholder vote on the proposed merger has been scheduled. This case has been tendered for defense under our directors' and officers' insurance policy.

        On January 17, 2002, three separate but virtually identical actions titled MOCARSKI v. CASEY, ET AL., MOORE V. CASEY, ET AL., and WHITE V. CASEY, ET AL., were filed in First Circuit Court of the State of Hawaii. Defendants in each of the purported class-action lawsuits are Hawaiian directors Paul J. Casey, Joseph P. Hoar, Sharon L. Soper, Thomas J. Trzanowski, Reno F. Morella, John W. Adams, Robert G. Coo, Edward Z. Safady, Todd G. Cole and Samson Poomaihealani. Plaintiffs Joseph J. Mocarski, Ted Moore and Richard A. White allege that defendants had a self-interest in approving the proposed merger as a result of the change-of-control provisions in their Hawaiian stock options and employment agreements, and that they breached their fiduciary duties to Hawaiian's shareholders by approving the proposed merger. The actions seek, among other relief, to enjoin the proposed merger. Subsequently, Mr. Mocarski filed an amended complaint in his action. The amended complaint asserts purported derivative claims on behalf of Hawaiian, which is named as a nominal plaintiff, and adds as defendants AIP and director William Weisfield. The amended complaint asserts five claims, including breach of fiduciary duty, waste, abuse of control, and unjust enrichment. In addition, counsel for plaintiffs Mocarski, Moore and White sought our assurance that we would not pay any termination fees or other similar pay-outs to any party involved in the proposed merger, and threatened unspecified legal action if our intentions were otherwise. We replied that we did not believe the payment of a termination fee was a proper subject of plaintiffs' lawsuits, but that, in any event, we have no present intention to pay a termination fee to any party to the merger agreements. These cases have been tendered for defense under our directors' and officers' insurance policy.

        On February 7, 2002, John L. Garibaldi, a former Chief Financial Officer of Hawaiian, filed a demand for arbitration with the Arbitration Tribunals of Dispute Prevention and Resolution, Inc. in Honolulu, Hawaii titled GARIBALDI v. HAWAIIAN AIRLINES, INC. The respondent in the action is Hawaiian. Mr. Garibaldi alleges that Hawaiian has repudiated its obligations in regard to the vesting and exercise date of stock options granted to him under his release and separation agreement with Hawaiian. The demand seeks, among other relief, to enjoin the proposed merger as well as unspecified damages.

        Hawaiian is not a party to any other litigation that is expected to have a significant effect on the operations or business of Hawaiian.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5. MARKET PRICE AND DIVIDEND INFORMATION.

        In the table below, we present the range of the reported high and low sales prices on the American Stock Exchange of our common stock for the calendar quarters indicated. The shares of our common stock are listed on the American Stock Exchange and the Pacific Exchange under the symbol "HA."

	Price Range
	High	Low
2001
First Quarter	3.2500	1.8125
Second Quarter	3.3000	2.3000
Third Quarter	3.5000	1.7000
Fourth Quarter	4.0500	2.0600
2000
First Quarter	2.5000	1.7500
Second Quarter	2.8750	2.0625
Third Quarter	2.7500	2.2500
Fourth Quarter	2.5000	1.9500

        On March 26, 2002, the closing price per share of our common stock was $3.08. Past price performance is not necessarily indicative of future price performance.

        There were approximately 1,026 holders of record of our common stock as of March 18, 2002, including record owners holding shares for an indeterminate number of beneficial owners.

        We paid no dividends in 2001 or 2000. Under the terms of the financing arrangement with CIT Group/Business Credit, Inc. ("CIT"), we are restricted from paying any cash or stock dividends.

        As part of the collective bargaining agreement negotiated with ALPA in December 2000, we agreed to distribute 1,685,380 shares of our common stock on a quarterly basis to the individual 401(k) accounts of ALPA pilots in our employment during 2001 and 2002. The first distribution of 259,541 shares, representing the number of shares required to be distributed in respect of the first and second quarter of 2001, was made on September 11, 2001 to Vanguard Group, Inc. as trustee for the Hawaiian Airlines, Inc. Pilots' 401(k) Plan. The distribution for the quarter ended September 30, 2001, consisting of 259,369 shares, was made on November 9, 2001, and the distribution for the quarter ended December 31, 2001, consisting of 313,515 shares, was made on February 13, 2002 to Vanguard Group, Inc, as trustee.

        In March 2000, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5 million shares of our common stock from time to time. In August 2000, the Board of Directors increased the authorization to 10 million shares. Including the effect of the repurchase of certain warrants and stock repurchased in 2000, the total number of shares of common stock repurchased under the stock repurchase program amounted to 9,333,508 as of December 31, 2001. In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5 million shares of our common stock from time to time in the open market or privately negotiated transactions, to be implemented in the event that the proposed merger is formally terminated.

        The Transportation Act prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our restated articles of incorporation prohibit the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the United States) of issued and outstanding voting capital stock of Hawaiian by persons who are not "citizens of the United States." As of January 31, 2002, we believe that less than 13% of the voting stock of Hawaiian is held by non-United States citizens.

ITEM 6. SELECTED FINANCIAL DATA.

        The Selected Financial and Statistical Data should be read in connection with the accompanying Financial Statements of Hawaiian and the notes related thereto and Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Hawaiian Airlines, Inc.
Selected Financial and Statistical Data
(in thousands, except per share data)

	2001	2000	1999	1998		1997
Summary of Operations:
Operating revenues	$611,582	$607,220	$488,877	$426,415		$404,216
Operating expenses	$594,921	$621,022	$529,414	$409,010		$401,714
Operating income (loss)	$16,661	$(13,802)	$(40,537)	$17,405		$2,502
Net income (loss)	$5,069	$(18,615)	$(29,267)	$8,205		$(1,022)
Net Income (Loss) per Common Stock Share:
Basic	$0.15	$(0.48)	$(0.72)	$0.20		$(0.03)
Diluted	$0.15	$(0.48)	$(0.72)	$0.19		$(0.03)
Weighted Average Shares Outstanding:
Basic	33,811	38,537	40,997	40,921	*	40,361	*
Diluted	33,947	39,038	40,997	42,205	*	40,361	*
Shareholders' Equity Per Share (Without Dilution)	$(0.62)	$0.54	$1.61	$2.22		$2.12
Shares Outstanding at End of Period	34,151	33,708	40,997	40,997	*	40,889	*
* Includes shares reserved for issuance under the Consolidated Plan of Reorganization dated September 21, 1993, as amended.
Balance Sheet Items:
Total assets	$305,294	$256,968	$241,937	$221,911		$200,824
Property and equipment, net	$45,256	$83,743	$65,272	$84,922		$66,243
Long-term debt, excluding current portion	$1,673	$10,763	$23,858	$14,454		$3,991
Capital lease obligations, excluding current portion	$3,308	$2,067	$2,790	$5,966		$10,580
Shareholders' equity	$(21,210)	$18,259	$66,126	$90,887		$86,873
Scheduled Operations:
Revenue passengers	5,478	5,886	5,425	5,010		4,964
Revenue passenger miles	4,295,479	4,492,395	4,076,576	3,649,024		3,479,056
Available seat miles	5,587,566	5,967,810	5,468,589	4,940,001		4,699,609
Passenger load factor	76.9%	75.3%	74.5%	73.9%		74.0%
Passenger revenue per passenger mile	11.4 ¢	10.6 ¢	9.8 ¢	9.7	¢	9.5	¢
Overseas Charter Operations:
Revenue passengers	367	382	283	250		253
Revenue passenger miles	1,097,069	1,165,436	803,524	689,578		683,384
Available seat miles	1,218,734	1,279,749	852,155	733,735		739,619
Total Operations:
Revenue passengers	5,845	6,268	5,708	5,260		5,217
Revenue passenger miles	5,392,548	5,657,831	4,880,100	4,338,602		4,162,440
Available seat miles	6,806,300	7,247,559	6,320,744	5,673,736		5,439,228
Passenger load factor	79.2%	78.1%	77.2%	76.5%		76.5%
Revenue Per ASM	8.99 ¢	8.38 ¢	7.73 ¢	7.52	¢	7.43	¢
Cost Per ASM	8.74 ¢	8.57 ¢	8.38 ¢	7.21	¢	7.39	¢

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This discussion analyzes our operations for the fiscal years ended December 31, 2001, 2000 and 1999. The following information should be read together with our audited financial statements and the accompanying notes included elsewhere in this report.

Effects of September 11, 2001 Events

        As a result of reduced travel demand due to the events of the September 11, 2001 terrorist attacks, during the quarter ended December 31, 2001, we reduced our total capacity by approximately 17.0% as measured by available seat miles. The total number of passengers we carried during the quarter ended December 31, 2001 declined by approximately 12.0%, as compared to the quarter ended December 31, 2000. As a result of the reduced level of operations, we furloughed approximately 12.0% of our total workforce during the quarter ended December 31, 2001. In addition to the reductions in our operations, we incurred significant additional expenses since September 11, 2001. During the quarter ended December 31, 2001, we experienced increased security screening costs that we expect to continue incurring for an indefinite period of time, and the annual costs of our aviation insurance program, commencing with the fourth quarter of 2001, have increased by approximately $9.0 million.

        The trends evidenced during the quarter ended December 31, 2001 may continue to affect us to an extent that cannot yet be fully measured. We are unable to estimate the full impact of the terrorist attacks of September 11, 2001. We are also unable to predict the full effect of subsequent events that may adversely affect the entire airline industry, including related vendors and suppliers, and which may result in increased costs caused by several factors, including additional security requirements and increased government oversight. Total airline industry traffic and operational efficiencies have been severely impacted by the events of September 11, 2001, and it is not possible to project the length of time and the future economic impact on the industry of recovering from these events and the extent to which we will follow the industry pattern.

Results of Operations

  2001 Compared to 2000

        For the year ended December 31, 2001, we reported operating income of $18.8 million and net income of $5.1 million. For the year ended December 31, 2000, we reported an operating loss of $13.8 million and a net loss of $18.6 million.

        For the year ended December 31, 2001, overall revenues and expenses were unfavorably impacted by the events of September 11, 2001. That impact was mitigated by relief received under the Stabilization Act, which resulted in a credit to operating expenses of $30.8 million. Except for this item, it is not practicable to determine the impact of those events on individual elements of our operations, and the disussion that follows makes no attempt to set forth what would have been our 2001 operating results had the events of September 11, 2001 not occurred.

        Operating Revenue.    Operating revenues totaled $611.6 million for the year ended December 31, 2001, compared to $607.2 million for the year ended December 31, 2000, an increase of $4.4 million, or 0.7%. Significant year-to-year variances were as follows:

  •
  Scheduled passenger revenues totaled $488.3 million during the year ended December 31, 2001, an increase of $12.8 million, or 2.7%, over the year ended December 31, 2000. During 2001, we experienced higher average revenue per passenger ticket issued compared to 2000. Year-to-year changes in revenue, passengers and resulting yields on our transpacific, interisland and south pacific flights were as follows:

	Net Change in Revenue (in millions)		Net Change in Revenue Passengers	Net Change in Yields
Transpacific		$8.6	-4.7%	+7.0%
Interisland		$5.5	-7.7%	+11.8%
South Pacific	-$	1.3	-8.2%	+1.2%
  •
  Overseas charter revenues decreased by $6.7 million, or 8.2%. On September 25, 2001, a major source of our overseas charter revenues, Renaissance Cruises, Inc. filed for bankruptcy under Chapter 11 and ceased operations, resulting in the termination of our Los Angeles to Papeete, Tahiti charter service. The loss of revenues from this charter service was partially offset by small increases in our Honolulu to Las Vegas and Honolulu to Anchorage charter service.

  •
  Cargo revenue decreased $5.6 million, or 20.1%, due to a decrease in cargo pounds carried.

  •
  Other operating revenues increased by $3.8 million, or 17.8%, primarily due to an increase in the recognition of frequent flyer miles revenue, ground handling revenue and ticket cancellation penalty revenue.

        Operating Expenses.    Operating expenses, including restructuring charges and the special credit resulting from federal financial assistance received under the Stabilization Act, totaled $594.9 million for the year ended December 31, 2001 compared to $621.0 million for the year ended December 31, 2000, a decrease of $26.1 million, or 4.2%. Significant year to year variances were as follows:

  •
  Wages and benefits increased by $28.4 million, or 17.7%, primarily due to certain one-time payments, non-cash charges and salary and wage increases related to the new collective bargaining agreements with our pilots, flight attendants and IAM employees that went into effect during 2001, and an overall increase in employee benefits.

  •
  Aircraft fuel costs, including taxes and oil, decreased $15.3 million, or 12.1%. Due to the 6.1% decrease in available seat miles year over year and the introduction of the more fuel-efficient Boeing 717-200 aircraft on interisland routes and three Boeing 767-300ER aircraft on transpacific routes, aircraft fuel consumption decreased 8.6%, resulting in a decrease in fuel cost of $12.0 million. The average cost of aircraft fuel per gallon decreased 13.2%, resulting in a $16.7 million decrease in fuel cost. Our fuel-hedging program increased fuel expense by $1.7 million in 2001, compared to a decrease of $11.7 million in 2000.

  •
  Maintenance materials and repairs decreased $12.2 million, or 11.0%, primarily due to a decrease of $21.4 million in DC-9-50 maintenance resulting from the reduction of the DC-9-50 fleet, offset by increases of $5.7 million in Boeing 717-200 maintenance expense resulting from the introduction of Boeing 717-200 aircraft in 2001, and $3.0 million in DC-10 maintenance expense due to additional DC-10 aircraft hours flown and increased maintenance rates.

  •
  Rentals and landing fees increased by $22.3 million, or 56.5%, mainly due to an increase in aircraft rent resulting from the addition of one DC-10 aircraft in April 2000, one DC-10 aircraft in December 2000, a sale-leaseback arrangement on two other DC-10 aircraft in January 2001 and the addition of 13 Boeing 717-200 aircraft, offset by rental reductions associated with the retirement of certain DC-9-50 aircraft.

  •
  Sales commissions increased by $6.0 million, or 40.6%, primarily due to an increase in wholesaler incentive commissions.

  •
  Other expenses increased by $4.0 million, or 3.1%. In 2001, we incurred approximately $3.2 million in legal and consulting fees and other services related to the proposed merger. Additionally, increases in insurance and security were offset by decreases in interrupted trips and passenger food expense.

  •
  In the year ended December 31, 2000, we recorded approximately $14.9 million of restructuring charges related to excess or obsolete DC-9-50 inventory parts and the disposition of five DC-9-50 aircraft under operating leases. The year ended December 31, 2001 includes a $3.6 million favorable adjustment to the restructuring charge recorded in 2000 due to a change in estimated airframe return provisions related to the DC-9-50 aircraft operating leases.

  •
  In January 2001, we completed the sale-leaseback of two DC-10 aircraft. We recorded a $7.6 million loss on assets held for sale in the year ended December 31, 2000, to reduce the book value of two DC-10 aircraft to net realizable value.

  •
  In the year ended December 31, 2001, we recognized $30.8 million as a special credit to operating expenses for the estimated allocation of proceeds from the federal government under the Stabilization Act.

  2000 Compared to 1999

        For the year ended December 31, 2000, we incurred operating losses and net losses of $13.8 million and $18.6 million, respectively. As discussed below, in 2000 we recorded $14.9 million in pretax restructuring charges in conjunction with our intent to replace our narrow-body DC-9 interisland fleet and a $7.6 million pretax loss on assets held for sale on the two DC-10 aircraft sold in January 2001. Excluding the effects of the restructuring charges and the loss on assets held for sale, we generated operating income and net income of $8.7 million and $5.5 million, respectively. Our total operating revenues increased by $118.3 million, or 24.2%, primarily the result of increased passenger and charter revenues. Our operating expenses, net of impairment loss, restructuring charges and the loss on assets held for sale, also increased by $116.1 million, or 24.1%, of which $50.8 million related to year over year increases in fuel expense. In response to our increased flight operations, available seat mile growth of 14.7% and investments in infrastructure to support our growth strategies, operational cost increases were incurred in wages and benefits, maintenance, aircraft fuel and certain general and administrative expense categories.

        Operating Revenues.    Operating revenues totaled $607.2 million in 2000 compared to $488.9 million in 1999, an increase of $118.3 million, or 24.2%. Significant year-to-year variances were as follows:

  •
  Scheduled passenger revenues totaled $475.5 million for the year ended December 31, 2000; an increase of $75.2 million, or 18.8%, over the year ended December 31, 1999. The increase resulted from the introduction of additional DC-10 capacity, efforts to improve fare and passenger mix and initiation and maintenance of general price increases. Year-to-year changes in revenue, passengers and resulting yields on our transpacific, interisland and south pacific flights were as follows:

	Net Change in Revenue (in millions)	Net Change in Revenue Passengers	Net Change in Yields
Transpacific	$50.5	+9.6%	+9.7%
Interisland	$22.9	+8.1%	+7.3%
South Pacific	$1.8	+9.0%	+0.5%

  •
  Overseas charter revenues increased by $35.8 million, or 76.8%, in 2000. The increase is primarily associated with the commencement of charters between Los Angeles and Tahiti on August 31, 1999 and operation of additional ad hoc charters year over year.

  •
  Cargo and other operating revenues in 2000 totaled $49.4 million, an increase of $7.3 million, or 17.4%, over cargo and other operating revenues in 1999. The increase is primarily due to additional capacity and increased cargo rates resulting in increased cargo revenues, general increases in our contract services and revenue from expanded promotion of our frequent flyer program.

        Operating Expenses.    Operating expenses totaled $621.0 million in 2000, an increase of $91.6 million, or 17.3%, from total operating expenses of $529.4 million in 1999. All fluctuations in operating expenses per available seat mile were affected by an overall increase in available seat miles of approximately 14.7% in 2000 from 1999. Significant year to year variances were as follows:

  •
  Wages and benefits totaled $160.5 million in 2000 versus $138.4 million in 1999, an increase of $22.1 million, or 16.0%. The increase is substantially attributable to a 3% wage increase effective January 1, 2000 and additional wages and benefits due to implementation of our growth strategies which resulted in increased flying operations. We had 3,313 active employees at the end of 2000 versus 3,091 active employees at the end of 1999.

  •
  Maintenance materials and repairs increased by $9.4 million, or 9.3%. We incurred $15.9 million more DC-10 maintenance expense in 2000 than 1999 as a result of increases in the maintenance rates charged by American, the addition of three DC-10 aircraft serviced by Continental, and the number of DC-10 aircraft hours flown. The increase was offset by the reduction of DC-9-50 airframe and engine maintenance of $6.5 million in 2000.

  •
  Aircraft fuel totaled $127.2 million in 2000 versus $76.4 million in 1999. Year over year, aircraft fuel expense increased by $50.8 million, or 66.5%, primarily due to a 17.0% increase in gallons consumed and a 58.7% increase in the average cost of aircraft fuel per gallon (exclusive of taxes and the impact of Hawaiian's fuel hedging program). The average price per gallon rose continuously throughout the year, with the October, November and December prices each more than $1.00 per gallon. This brought the average purchase price for 2000 to $.90 per gallon. Our fuel hedging program offset more than $11.7 million of the cost increase and reduced the net fuel cost per gallon by more than $.08 to less than $.82.

  •
  Rentals and landing fees in 2000 increased by $7.8 million, or 24.7%, compared to 1999. The increase is a net of $4.8 million of additional landing fees incurred in 2000, as the two-year moratorium placed on landing fees at all airports in the State of Hawaii ended September 1, 1999, less $1.1 million in landing fees refunded in 2000, $3.7 million in lease rent paid for the three additional DC-10s placed into service between December 1999 and December 2000 and $0.5 million in additional space rentals.

  •
  Depreciation and amort ization totaled $16.3 million in 2000 compared to $17.1 million in 1999. The decrease is due to the reduction in DC-9-50 property as a result of the impairment loss recorded in December 1999, offset by the additional depreciation incurred from property placed into service in 2000.

  •
  Sales commissions in 2000 increased $2.3 million, or 18.7%, compared to 1999. The increase is due to an increase in commissionable sales offset by a decrease in the commission rate.

  •
  Other operating expenses increased by $24.4 million, or 23.3%, in 2000 compared to 1999. The increase is due to a combination of additional expenses incurred in 2000, including $1.4 million in advertising and promotion costs, $4.2 million in food and beverage expenses, $3.4 million in general and administrative costs (including credit card processing fees, booking fees, and third party services), $4.5 million in aircraft and passenger service related expenses, $1.1 million in personnel expenses primarily relating to crew accommodations, $4.7 million in interrupted trips and denied boarding expenses, $1.3 million in aircraft damages and $3.3 million in adjustments to assets held for sale inventory.

  •
  On December 31, 1999, we signed a definitive agreement to acquire thirteen new Boeing 717-200 aircraft. On March 2, 2000, we announced that our board of directors had approved this purchase. In connection with this decision to replace our entire interisland DC-9 fleet with Boeing 717 aircraft, we performed an evaluation to determine, in accordance with the Financial Accounting Standards Board SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts of these aircraft and the related assets. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft were impaired as defined by SFAS No. 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect the fair market value as of December 31, 1999. In determining the fair market value of these assets, we considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The evaluation performed under the guidelines of SFAS No. 121 resulted in a $47 million pre-tax, non-cash impairment loss being recorded in fourth quarter 1999. We also recorded a $14.9 million pre-tax restructuring charge in 2000, of which $6.8 million was related to estimated costs to comply with the return condition provisions and early termination provisions of the five DC-9-50 aircraft under operating leases, and $8.1 million was recorded to reduce the DC-9-50 expendable inventory to fair market value as of December 31, 2000.

        Cumulative Effect of Change in Accounting Principle.    Under our HawaiianMiles frequent flyer program, we sell mileage credits to participating partners such as hotels, car rental agencies and credit card companies. During 1999, we changed our method of accounting for the sale of these mileage credits in accordance with the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This change, applied retroactively to January 1, 1999, totaled approximately $772,000, net of income tax benefit of approximately $515,000 and is reflected as a cumulative effect of change in accounting principle in the accompanying statements of operations. Under the new accounting method, revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Previously, the resulting revenue was recorded in the period in which the credits were sold. We believe the new method is preferable as it results in a better matching of revenues with the period in which services are provided.

Liquidity and Capital Resources

  Liquidity

        Our cash and cash equivalents totaled $102.9 million at December 31, 2001. In addition to the cash and cash equivalents, we had restricted cash of $26.9 million at December 31, 2001. Restricted cash includes $26.3 million in escrow deposits held by a credit card processor and a $0.6 million deposit securing outstanding letters of credit. We also had $0.2 million available under our revolving credit facility with CIT (the "Credit Facility").

        For the year ended December 31, 2001, cash flows from operating activities provided $56.8 million, of which approximately $35.7 million was generated through increases in advance ticket sales. Our operating cash flow reflects our net earnings for the year including approximately $24.9 million received from the federal government under the Stabilization Act, offset by an increase in restricted cash withheld by a credit card processor of $26.3 million. Also, under the Stabilization Act, we deferred approximately $10.0 million in federal transportation taxes, which was subsequently paid in January 2002.

        For the year ended December 31, 2001, our investing activities used $8.5 million of cash. Our principal cash outflow from investing activities was $21.4 million for the acquisition and improvements of our new Boeing 717-200 aircraft delivered in 2001. Our cash inflow from investing activities was approximately $12.9 million received from the sale-leaseback of two DC-10 aircraft.

        For the year ended December 31, 2001, financing activities used $13.3 million in cash. Our primary cash outflow from financing activities included $7.1 million used in the early payoff of long-term notes that were secured by the two DC-10 aircraft involved in the sale-leaseback transaction and $4.6 million in principal repayments on our Credit Facility.

        After adjusting for federal financial assistance and deferred federal transportation taxes, we did not generate positive cash flow during the quarter ended December 31, 2001. Excluding approximately $22.3 million of federal financial assistance recorded during the fourth quarter of 2001, we experienced operating losses of $22.4 million during the quarter ended December 31, 2001, as compared to operating losses of $17.9 million during the quarter ended December 31, 2000. During the quarter ended December 31, 2000, we recorded restructuring charges of $2.1 million and a loss on assets held for sale of $7.6 million. Excluding these one-time charges, the operating loss for the fourth quarter ended 2000 would have been $8.2 million.

        We have also incurred significant additional expenses since September 11, 2001. During the quarter ended December 31, 2001, we experienced increased security costs that we expect to continue to incur for an indefinite period of time. Also, the cost of our aviation insurance program has increased at the annual rate of approximately $9 million commencing in the fourth quarter of 2001. However, our costs for fuel decreased as a result of reduced fuel consumption resulting from the significant reduction in capacity and the introduction of more fuel efficient new aircraft in the quarter ended December 31, 2001.

        Although our current average daily cash flow from operations has improved to some extent since September 11, 2001, our negative daily cash flow from operations, excluding the impact of federal financial assistance and deferred federal transportation taxes, was between $75,000 and $100,000 during the quarter ended December 31, 2001. Based on the current trends we cannot determine at this time the continuing effects of the September 11, 2001 terrorist attacks and the resulting impact on our future profitability.

        Debt Covenants.    On January 10, 2002, we received a "notice of acceleration" from one of our lenders with respect to a loan in the amount of approximately $2.3 million. The lender claims that a default exists under the loan because of a late payment made by Hawaiian two days after the applicable cure period. The loan is secured by a DC-9-50 aircraft that has been retired from service. We are exploring our options with respect to the alleged default. In addition to making the late payment of $70,000, we continued, and intend to continue, to make our monthly payments of $70,000 under the loan. We reclassified the loan as a current obligation for financial statement purposes as of December 31, 2001.

        The acceleration of the loan resulted in a cross default under our Credit Facility, which has been waived. In addition, CIT notified us of a default under a specified financial covenant, which also has been waived. In connection with the waivers, CIT extended the final maturity of the Credit Facility to April 30, 2002 and reduced the amount available under the Credit Facility from $4.1 million to $2.7 million. Aggregate loans and letters of credit outstanding as of December 31, 2001 under the Credit Facility were $2.5 million and $1.0 million, respectively.

        Available Sources of Funds.    Other than the Credit Facility, we do not currently have any lines of credit. Under the Stabilization Act, we are eligible for loan guarantees, subject to federal guidelines.

We cannot guarantee, however, that we will seek or be able to obtain any commercial financing or federal loan guarantees under the Stabilization Act. We also anticipate other sources for short-term credit which may be obtained through the pledging of our unencumbered assets. We estimate that if needed, these alternative methods of short-term financing may be available.

        Aircraft and Other Commitments.    In 2001, we entered commitments to take delivery of 16 Boeing 767-300 aircraft. We took delivery of three in the fourth quarter of 2001. As of December 31, 2001, we had commitments for the additional 13 Boeing 767-300 aircraft to be delivered in 2002 and 2003. These aircraft are expected to replace our entire DC-10 fleet on our transpacific and south pacific routes. In addition to the delivery of the Boeing 767-300 aircraft, we will take delivery of two Pratt & Whitney spare aircraft engines in September 2002 and one in March 2003. Our current aircraft, engines, and ground service equipment are financed under operating leases and we have entered operating leases for the 2002 and 2003 Boeing 767-300 aircraft deliveries. We lease our corporate headquarters and ticket and sales offices in the locations we serve. The following table summarizes the effect these significant obligations are expected to have on our cash flow in future periods (in thousands):

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less Than 1 Year		1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	7,905	4,252		2,883	770	—
Capital Lease Obligations	6,086	1,889		2,393	726	1,078
Operating Leases—Aircraft and Related	851,228	77,567	(a)	124,996	109,748	538,917
Operating Leases—Non-Aircraft	37,149	3,212		6,389	6,122	21,426
Aircraft Commitments	1,312,239	25,545		163,812	168,192	954,690

Total Contractual Cash Obligations	2,214,607	112,465		300,473	285,558	1,516,111

(a)
Includes $20 million for advance rents paid prior to December 31, 2001 related to B717 operating leases.

        We estimate that our capital expenditures for the year 2002 are anticipated to be approximately $15.5 million. Approximately $8.7 million is related to aircraft improvements and modifications, mainly for 767 aircraft, and $2.8 million is for improvements in software and related hardware. The remaining $4.0 million represents facility improvements, purchase of ground equipment and other assets. These expenditures will be funded through the use of available cash and cash equivalents, cash flow from operations and leasing arrangements.

        Stock and Warrant Repurchases.    In March 2000, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5 million shares of our common stock from time to time. In August 2000, the Board of Directors increased the authorization to 10 million shares. Including the effect of the repurchase of certain warrants and stock repurchased in 2000, the total number of shares of common stock repurchased under the stock repurchase program amounted to 9,333,508 as of December 31, 2001. In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5 million shares of our common stock from time to time in the open market or privately negotiated transactions, to be implemented in the event that the proposed merger is formally terminated.

Deferred Tax Assets

        As of December 31, 2001, we had net deferred tax assets aggregating $5.9 million based on gross deferred tax assets of $62.9 million less a valuation allowance of $54.1 million and deferred tax liabilities of $2.9 million. As of December 31, 2000, we had net deferred tax assets aggregating $15.7 million based on gross deferred tax assets of $56.4 million less a valuation allowance of $28.6 million and deferred tax liabilities of $12.1 million. Utilization of these deferred tax assets is predicated on Hawaiian being profitable in future years. We will continually assess the adequacy of its financial performance in determination of its valuation allowance which, should there be an adjustment required, may result in an adverse effect on its income tax provision.

Derivative Financial Instruments

        We utilize heating oil forward contracts to manage market risks and hedge our financial exposure to fluctuations in our aircraft fuel costs. We employ a strategy whereby heating oil contracts may be used to hedge up to 50% of our anticipated aircraft fuel needs. The contracts are exchange traded with counterparties of high credit quality. Therefore, the risk of nonperformance by the counterparties is considered to be small.

        As of January 1, 2001, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We measure fair value of our derivatives based on quoted market prices. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will be either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        We are required to account for our fuel-hedging program under SFAS No. 133. For the year ended December 31, 2001, realized net losses on liquidated contracts of $1.7 million are included as a component of aircraft fuel cost. Based upon our derivative positions, realized losses of $1.2 million, net of taxes of $0.5 million, and unrealized losses of $3.5 million have been recognized as other comprehensive losses on the balance sheet as of December 31, 2001 related to hedging instruments included in the assessment of hedge effectiveness. We expect to reclassify losses on derivative instruments from accumulated other comprehensive losses to operations during the next twelve months when the hedged fuel expenses are recognized. A realized net gain on liquidated contracts amounting to $11.7 million is included as a component of aircraft fuel cost for the year ended December 31, 2000.

Landing Fees and Ticket Taxes

        On September 1, 1999, landing fees at all airports in the State of Hawaii were reinstated after a two-year moratorium. After September 11, 2001, the State of Hawaii suspended collection of landing fees at all airports in Hawaii. We paid approximately $4.8 million and $7.1 million in landing fees for all airports in the State of Hawaii for the years ended December 31, 2001 and 2000, respectively. The State of Hawaii has announced that landing fees will be reinstated, effective April 1, 2002.

        In 1997, legislation was enacted to, among other things, gradually reduce the federal passenger excise tax from 10% to 7.5% and phase-in a $3.00 "head tax" per domestic flight segment by the year 2002. On October 1, 1999, the passenger excise tax decreased from 8% to 7.5%, with a corresponding increase in the "head tax" from $2.00 to $2.25 per domestic flight segment. The "head tax" has increased incrementally over the past three years, with corresponding decreases in the excise tax. As of January 1, 2002 the excise tax was 7.5% and the head tax was $3.00 per domestic flight segment. The federal passenger excise tax is exempt for the pro-rata portion of the ticket price flown over international waters. Under the Security Act, a new $2.50 per enplanement ticket fee (up to a maximum of $5.00 per one-way trip) took effect on February 1, 2002. The Security Act also imposes additional fees on air carriers.

Frequent Flyer Program

        Refer to Business, Frequent Flyer Program contained in Part I, Item 1 of this Form 10-K for discussion on our frequent flyer program.

        As of December 31, 2001 and 2000, HawaiianMiles members had accumulated approximately 6.9 and 5.1 billion miles, representing liabilities totaling approximately $6.9 million and $2.7 million, respectively. Our accruals assume full redemption of mileage points. During the years ended December 31, 2001, 2000 and 1999, approximately 2.2, 2.1 and 1.7 billion award miles were redeemed, respectively.

        We believe that the usage of free travel awards will not result in the displacement of revenue customers and, therefore, such usage will not materially affect our liquidity or operating results. The use of free travel awards is subject to review by Hawaiian, to limit the possibility of displacing revenue passengers. HawaiianMiles travel redemption accounted for approximately 3.4%, 4.0% and 4.8% of interisland traffic, 3.8% of transpacific traffic in 2001 and a negligible percentage of transpacific traffic in 2000 and 1999, and a negligible percentage of south pacific traffic in 2001, 2000 and 1999, respectively.

Critical Accounting Policies

        The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the notes to the financial statements.

  Air Traffic Liability.    Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. These estimates are generally based upon the evaluation of historical trends and other methods to model the outcome of future events based on our historical experience. Due to the uncertainties surrounding the impact of the September 11, 2001 events on our business, historical trends may not be representative of future results.

  Accounting for Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. See Note 8 to the financial statements for additional information regarding impairment and restructuring charges.

  Frequent Flyer Accounting.    We utilize a number of estimates in accounting for our frequent flyer program. Changes to the percentage of the amount of revenue deferred, deferred recognition period, cost per mile estimates or the minimum award level accrued could have a significant impact on our revenues or incremental cost accrual in the year of the change as well as in future years. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board is currently reviewing the accounting for both multiple-deliverable revenue arrangements and volume-based sales incentive offers, but has not yet reached a consensus that would apply to programs such as ours. The issuance of new accounting standards could have a significant impact on our liability in the year of change as well as in future years.

  Pension and Other Postretirement Benefits.    Our pension and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies prescribed under Statements of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We utilize certain assumptions including, but not limited to, the selection of the discount rate, expected return on plan assets and expected health care cost trend rate. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in these rates during the year. The expected return on plan assets and health care cost trend rates are based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. See Note 10 to the financial statements for additional information regarding our pension and other postretirement benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risks related to aircraft fuel. Refer to Business, Fuel contained in Part I, Item 1 of this Form 10-K and Derivative Financial Instruments, as described above for further discussion on aircraft fuel and related financial instruments. An immediate ten percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2001 prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $2 million. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in future prices as well as related income tax effects. The sensitivity analysis does not consider the effects that such adverse changes may have on overall economic activity nor does it consider additional actions management may take to mitigate our exposure to such change. Actual results may differ.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our financial statements, accompanying notes, Report of Independent Auditors, Independent Auditors' Report and Selected Financial and Statistical Data are contained in this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

        Refer to our Proxy Statement for the 2002 Annual Meeting of Shareholders or any amendment to this Form 10-K to be filed on our before April 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

        Refer to our Proxy Statement for the 2002 Annual Meeting of Shareholders or any amendment to this Form 10-K to be filed on our before April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Refer to our Proxy Statement for the 2002 Annual Meeting of Shareholders or any amendment to this Form 10-K to be filed on our before April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        From July 17, 2000 through February 28, 2001, William F. Loftus served as executive vice president, chief financial officer and treasurer of Hawaiian. During this period, Hawaiian paid Mr. Loftus a base salary of $152,000. During this same period, Hawaiian paid The Loftus Group, a financial and management consulting firm of which more than ten percent (10%) is owned by Mr. Loftus, $638,535 in fees for financial consulting services, plus expenses.

        Since May 19, 2000, Hawaiian has invested $3.0 million in certificates of deposit with Liberty Bank, SSB, of Austin, Texas. Liberty Bank is majority owned by John W. Adams and another individual. John W. Adams is an employee of Hawaiian, Chairman of Hawaiian's board of directors and the sole shareholder of AIP General Partner, Inc., the general partner of Airline Investors Partnership, L.P., which is the majority shareholder of Hawaiian. Current directors of Hawaiian include Edward Z.

Safady and Thomas J. Trzanowski, both of whom are also employees and/or directors of Liberty Bank, SSB.

        On December 19, 2001, Hawaiian executed an Advisory Services Agreement with Smith Management LLC and John W. Adams, pursuant to which Hawaiian or its successor would pay, upon the completion of the proposed merger, $4 million in cash to John W. Adams and $1 million in cash, one million shares of Holdco common stock and Holdco notes with an aggregate principal amount of $2 million to Smith Management. The Advisory Services Agreement provides that it will be terminated automatically upon the formal termination of the Merger Agreement. John W. Adams is an affiliate of Smith Management.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
Financial Statements.

(1)
Report of Ernst & Young LLP, Independent Auditors.

(2)
Statements of Operations for the Years ended December 31, 2001, 2000, and 1999.

(3)
Balance Sheets, December 31, 2001 and 2000.

(4)
Statements of Shareholders' Equity and Comprehensive Income for the Years ended December 31, 2001, 2000, and 1999.

(5)
Statements of Cash Flows for the Years ended December 31, 2001, 2000, and 1999.

(6)
Notes to Financial Statements.

        Financial Statement Schedule.

  (1)
  Report of Independent Auditors of Ernst & Young LLP on Financial Statement Schedule for the Years Ended December 31, 2001, 2000 and 1999.

  (2)
  Schedule of Valuation and Qualifying Accounts.

  Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b)
Reports on Form 8-K.

(1)
Current Report on Form 8-K dated December 19, 2001 reporting Item 5, "Other Events."

(2)
Current Report on Form 8-K dated February 14, 2002 reporting Item 5, "Other Events."

(c)
Exhibits.

        Exhibit 3—Articles of Incorporation, Bylaws.

  (1)
  Restated Articles of Incorporation of the Company filed as Exhibit 3(a) to the Company's Registration Statement on Form S-3 as filed December 31, 1998 is incorporated herein by reference.

  (2)
  Amended and Restated Bylaws of the Company filed as Exhibit 3.1 to the Company's Current Report on Form 8-K as filed September 14, 1998 is incorporated herein by reference.

        Exhibit 4—Instruments Defining the Rights of Security Holders Including Indentures.

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

  (6)
  Amendment No. 3 to the Rights Agreement, as amended, dated as of May 21, 1998, by and between Hawaiian Airlines, Inc. and ChaseMellon Shareholder Services, L.L.C., as successor to Chemical Trust Company of California, filed as Exhibit 4 to the Company's Amendment No. 2 to Registration Statement on Form 8-A as filed May 22, 1998 is incorporated herein by reference.

  (7)
  Amendment No. 4 to the Rights Agreement, as amended, dated as of August 28, 1998, by and between Hawaiian Airlines, Inc. and ChaseMellon Shareholder Services, L.L.C., as successor to Chemical Trust Company of California, filed as Exhibit 5 to the Company's Amendment No. 3 to Registration Statement on Form 8-A as filed September 14, 1998 is incorporated herein by reference.

    The Company agrees to provide the Securities and Exchange Commission, upon request, copies of instruments defining the rights of security holders of long-term debt of the Company.

        Exhibit 10—Material Contracts.

  (1)
  Aircraft Loan Agreement, dated March 29, 1999, between Bank of Hawaii and Hawaiian Airlines, Inc. filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof, is incorporated herein by reference.

  (2)
  The following contracts filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are incorporated herein by reference:

  (a)
  Sublease Agreement 060 dated as of October 26, 1999 between Continental Micronesia, Inc. and the Company, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.

  (b)
  Sublease Agreement 061 dated as of October 26, 1999 between Continental Micronesia, Inc. and the Company, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.

  (c)
  Aircraft Maintenance Services Agreement dated as of October 26, 1999 by and between the Company and Continental Airlines, Inc., in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.

  (d)
  Agreement between U.S. Bank National Association and the Company, effective date December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.

  (e)
  Aircraft General Terms Agreement AGTA-HWI between The Boeing Company and the Company, dated as of December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.6-2 for certain portions thereof.

  (f)
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
      (d) Promotional Support;
      (e) Business Matters;
      (f)  Purchase Rights Aircraft and Aircraft Model Substitution;
      (g) Liquidated Damages-Non-Excusable Delay;
      (h) Guarantee Agreement;
      (i) Other Matters;
      (j) Financing Matters;
      (k) Spares Commitments;
      (l) Board Approval.

  (5)
  Further Letter Agreements relating to Purchase Agreement Number 2252 filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 are incorporated herein by reference: (a) Supplemental Agreement No. 1; (b) Other Matters.

  (6)
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

  (7)
  Sublease Agreement 084 dated as of December 8, 2000 between Continental Airlines, Inc. and the Company, filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and filed in redacted form since confidential treatment has been requested pursuant to Rule 24.6.2 for certain portions thereof, is incorporated herein by reference.

  (8)
  The following contracts filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 are incorporated herein by reference:

  (a)
  Employment Agreement for Christine Deister as Executive Vice President—Chief Financial Officer—Treasurer, effective as of March 1, 2001.

  (b)
  Lease Agreement N475HA dated February 28, 2001, between First Security Bank, N.A. and the Company, for one Boeing 717-200 aircraft, filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof. The Company also entered into Lease Agreement N476HA dated March 14, 2001, Lease Agreement N477HA dated April 30, 2001, Lease Agreement N478HA dated May 25, 2001, Lease Agreement N479HA dated June 21, 2001, Lease Agreement N480HA dated June 28, 2001, Lease Agreement N481HA dated July 26, 2001, Lease Agreement N482HA dated August 13, 2001, Lease Agreement N483HA dated August 27, 2001, Lease Agreement N484HA dated September 12, 2001, Lease Agreement N485HA dated October 29, 2001, Lease Agreement N486HA dated November 20, 2001, and Lease Agreement N487HA dated December 20, 2001, between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and the Company, each for an additional Boeing 717-200 aircraft. The leases are substantially identical to Lease Agreement N475HA filed in redacted form with the Company's Form 10-Q for the first quarter of 2001, except with respect to the aircraft information, delivery dates and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Instruction 2, Lease Agreement N476HA, Lease Agreement N477HA, Lease Agreement N478HA, Lease Agreement N479HA, Lease Agreement N480HA, Lease Agreement N481HA, Lease Agreement N482HA, Lease Agreement N483HA, Lease Agreement N484HA, Lease Agreement N485HA, Lease Agreement N486HA and Lease Agreement N487HA are not being filed herewith.

  (9)
  Lease Agreement between AWMSI and the Company, dated as of June 8, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28140 ("Lease Agreement 28140"), filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof, is incorporated herein by reference. The Company has also entered into that Lease Agreement between AWMSI and the Company, dated as of June 8, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28141 ("Lease Agreement 28141") and that Lease Agreement between AWMSI and the Company, dated as of June 8, 2001 for one Boeing Model

    767-33AER aircraft, Manufacturer's Serial Number 28139 ("Lease Agreement 28139"), which lease agreements are substantially identical to Lease Agreement 28140 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 28141 and Lease Agreement 28139 are not being filed herewith.

  (10)
  The following contracts filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 are incorporated herein by reference:

  (a)
  Lease Agreement between International Lease Finance Corporation ("ILFC") and the Company, dated as of July 16, 2001, for one Boeing Model 767-3G5ER aircraft, Manufacturer's Serial Number 24257 ("Lease Agreement 24257"), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof. The Company has also entered into that Lease Agreement between ILFC and the Company, dated as of July 16, 2001 for one Boeing Model 767-3G5ER aircraft, Manufacturer's Serial Number 24258 ("Lease Agreement 24258"), that Lease Agreement between ILFC and the Company, dated as of July 16, 2001, for one Boeing Model 767-3G5ER aircraft, Manufacturer's Serial Number 25531 ("Lease Agreement 25531"), and that Lease Agreement between ILFC and the Company, dated as of July 16, 2001, for one Boeing Model 767-3G5ER aircraft, Manufacturer's Serial Number 24259 ("Lease Agreement 24259"), which lease agreements are substantially identical to Lease Agreement 24257 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 24258, Lease Agreement 25531, and Lease Agreement 24259 are not being filed herewith.

  (b)
  Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33421 ("Lease Agreement 33421"), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof. The Company has also entered into that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33422 ("Lease Agreement 33422"), that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33423 ("Lease Agreement 33423"), that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33424 ("Lease Agreement 33424"), and that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33425 ("Lease Agreement 33425"), which lease agreements are substantially identical to Lease Agreement 33421 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 33422, Lease Agreement 33423, Lease Agreement 33424, and Lease Agreement 33425 are not being filed herewith.

  (c)
  Lease Agreement between BCC Equipment Leasing Corporation ("BCC") and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33426 ("Lease Agreement 33426"), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof. The Company has also entered into that Lease Agreement between BCC and the Company, dated as of September 20, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33427 ("Lease Agreement 33427"),

      that Lease Agreement between BCC and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33428 ("Lease Agreement 33428"), and that Lease Agreement between BCC and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33429 ("Lease Agreement 33429"), which lease agreements are substantially identical to Lease Agreement 33426 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 33427, Lease Agreement 33428, and Lease Agreement 33429 are not being filed herewith.

    (d)
    CodeShare Agreement dated July 1, 2001 between the Company and Alaska Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof.

  (11)
  PW4060 Engine Fleet Management Program Agreement by and between United Technologies Corporation Pratt & Whitney Division and Hawaiian Airlines, Inc., dated as of October 5, 2001, filed in redacted form since confidential treatment for certain provisions thereof has been requested pursuant to Rule 24.b-2.

        Exhibit 23    Consent of experts and counsel.

    (1) Consent of Ernst & Young LLP.

        Exhibit 24    Power of Attorney.

EXHIBIT INDEX

Exhibit Number	Description
10-1
PW4060 Engine Fleet Management Program Agreement by and between United Technologies Corporation Pratt & Whitney Division and Hawaiian Airlines, Inc., dated as of October 5, 2001, filed in redacted form since confidential treatment for certain provisions thereof has been requested pursuant to Rule 24.b-2.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN AIRLINES, INC.
April 1, 2002	By:	/s/ CHRISTINE R. DEISTER Christine R. Deister Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Report of Independent Auditors

The Board of Directors
Hawaiian Airlines, Inc.

        We have audited the accompanying balance sheets of Hawaiian Airlines, Inc. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Airlines, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 3 to the financial statements, effective January 1, 1999, the Company changed its method of accounting for the sale of mileage credits to participating partners in its frequent flyer program.

Honolulu, Hawaii March 25, 2002

Hawaiian Airlines, Inc.
Statements of Operations (in thousands)
For the Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Operating Revenues:
Passenger	$488,300	$475,475	$400,251
Charter	75,632	82,358	46,570
Cargo	22,214	27,791	22,836
Other	25,436	21,596	19,220

Total	611,582	607,220	488,877

Operating Expenses:
Wages and benefits	188,813	160,459	138,418
Aircraft fuel, including taxes and oil	111,876	127,221	76,382
Maintenance materials and repairs	99,043	111,240	101,801
Rentals and landing fees	61,767	39,458	31,640
Sales commissions	20,812	14,798	12,471
Depreciation and amortization	13,983	16,321	17,139
Impairment loss	—	—	46,958
Restructuring charges	(3,600)	14,927	—
Loss on assets held for sale	—	7,575	—
Special credit (Stabilization Act)	(30,780)	—	—
Other	133,007	129,023	104,605

Total	594,921	621,022	529,414

Operating Income (Loss)	16,661	(13,802)	(40,537)

Nonoperating Income (Expense):
Interest and amortization of debt expense	(2,212)	(3,034)	(3,448)
Interest income	3,865	4,291	2,377
Loss on disposition of equipment	(32)	(85)	(1,013)
Other, net	557	305	2,708

Total	2,178	1,477	624

Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	18,839	(12,325)	(39,913)
Income Tax Benefit (Provision)	(13,770)	(6,290)	11,418

Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle	5,069	(18,615)	(28,495)
Cumulative Effect of Change in Accounting Principle, Net of Income Taxes	—	—	(772)

Net Income (Loss)	$5,069	$(18,615)	$(29,267)

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.
Statements of Operations (in thousands, except per share data)
For the Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Net Income (Loss) Per Common Stock Share:
Basic
Before cumulative effect of change in accounting principle	$0.15	$(0.48)	$(0.70)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.02)

Net Income (Loss) Per Common Stock Share	$0.15	$(0.48)	$(0.72)

Diluted
Before cumulative effect of change in accounting principle	$0.15	$(0.48)	$(0.70)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.02)

Net Income (Loss) Per Common Stock Share	$0.15	$(0.48)	$(0.72)

Weighted Average Number of Common Shares Outstanding:
Basic	33,811	38,537	40,997

Diluted	33,947	39,038	40,997

  The following table shows a reconciliation of the weighted average shares outstanding used in computing basic and diluted net income (loss) per Common Stock share:

Weighted average Common Stock Shares outstanding	33,811	38,537	40,997
Incremental Common Stock shares issuable upon exercise of outstanding warrants and stock options (treasury stock method)	136	501	—

Weighted average Common Stock Shares and Common Stock Share equivalents	33,947	39,038	40,997

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.
Balance Sheets (in thousands)
December 31, 2001 and 2000

	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$102,860	$67,832
Restricted cash	26,910	—
Accounts receivable, net of allowance for doubtful accounts of $1,305 and $500 in 2001 and 2000	35,010	25,195
Inventories	4,675	4,432
Assets held for sale	—	12,805
Deferred tax assets, net	3,000	7,125
Prepaid expenses and other	6,877	10,132

Total current assets	179,332	127,521

Property and Equipment:
Flight equipment	27,218	16,895
Progress payments on flight equipment	1,068	47,079
Ground equipment, buildings and leasehold improvements	50,129	41,940

Total	78,415	105,914
Accumulated depreciation and amortization	(33,159)	(22,171)

Property and equipment, net	45,256	83,743

Other Assets:
Long-term prepayments and other	49,482	5,530
Deferred tax assets, net	2,904	8,585
Reorganization value in excess of amounts allocable to identifiable assets, net	28,320	31,589

Total other assets	80,706	45,704

Total Assets	$305,294	$256,968

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.
Balance Sheets (in thousands, except share data)
December 31, 2001 and 2000

	2001	2000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$71,926	$55,083
Air traffic liability	110,641	74,989
Other accrued liabilities	59,824	36,530
Current portion of long-term debt	5,469	30,510
Current portion of capital lease obligations	1,516	723

Total current liabilities	249,376	197,835

Long-Term Debt	1,673	10,763

Capital Lease Obligations	3,308	2,067

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	63,451	20,715
Other	8,696	7,329

Total other liabilities and deferred credits	72,147	28,044

Shareholders' Equity:
Common Stock—$.01 par value, 60,000,000 shares authorized, 34,150,809 and 33,707,599 shares issued and outstanding in 2001 and 2000, respectively	415	410
Special Preferred Stock—$.01 par value, 2,000,000 shares authorized, seven shares issued and outstanding	—	—
Capital in excess of par value	84,592	83,418
Notes receivable from Common Stock sales	(1,560)	(1,581)
Accumulated deficit	(48,820)	(53,889)
Accumulated other comprehensive loss—
Minimum pension liability adjustment	(51,600)	(10,099)
Unrealized loss on hedge instruments	(4,237)	—

Shareholders' equity (deficiency)	(21,210)	18,259

Commitments and Contingent Liabilities
Total Liabilities and Shareholders' Equity	$305,294	$256,968

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.

Statements of Shareholders' Equity (Deficiency) and Comprehensive Income (in thousands)

For the Years ended December 31, 2001, 2000, and 1999

	Common Stock	Special Preferred Stock	Capital in excess of par value	Warrants	Notes receivable from Common Stock sales	Accumulated deficit	Accumulated comprehensive income (loss)	Total
Balance at December 31, 1998	$410	$—	$99,418	$3,153	$(1,581)	$(6,007)	$(4,506)	$90,887
Net loss	—	—	—	—	—	(29,267)	—	(29,267)
Minimum pension liability adjustment	—	—	—	—	—	—	4,506	4,506

Comprehensive loss								(24,761)

Balance at December 31, 1999	410	—	99,418	3,153	(1,581)	(35,274)	—	66,126
Net loss	—	—	—	—	—	(18,615)	—	(18,615)
Minimum pension liability adjustment	—	—	—	—	—	—	(10,099)	(10,099)

Comprehensive loss								(28,714)

Repurchase of warrants to acquire 1,949,338 shares of Common Stock	—	—	522	(3,153)	—	—	—	(2,631)
Repurchase of 7,293,470 shares of Common Stock	—	—	(16,522)	—	—	—	—	(16,522)

Balance at December 31, 2000	410	—	83,418	—	(1,581)	(53,889)	(10,099)	18,259
Net income	—	—	—	—	—	5,069	—	5,069
Minimum pension liability adjustment	—	—	—	—	—	—	(41,501)	(41,501)
Unrealized loss on hedge instruments	—	—	—	—	—	—	(4,237)	(4,237)

Comprehensive loss								(40,669)

Exercise of options to acquire 15,000 shares of Common Stock	—	—	24	—	21	—	—	45
Distribution to Pilots' 401(k) Plan of 518,910 shares of Common Stock	5	—	1,335	—	—	—	—	1,340
Repurchase of 90,700 shares of Common Stock	—	—	(185)	—	—	—	—	(185)

Balance at December 31, 2001	$415	$—	$84,592	$—	$(1,560)	$(48,820)	$(55,837)	$(21,210)

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.

Statements of Cash Flows (in thousands)

For the Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash Flows From Operating Activities:
Net income (loss)	$5,069	$(18,615)	$(29,267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,813	12,137	12,591
Amortization	3,170	4,184	4,548
Net periodic postretirement benefit cost	1,555	914	752
Impairment loss	—	—	46,958
Restructuring charges (credit)	(3,600)	14,927	—
Loss on assets held for sale	—	7,575	—
Loss on disposition of equipment	32	85	1,013
Decrease (increase) in restricted cash	(26,910)	—	6,432
Decrease (increase) in accounts receivable	(9,815)	(274)	5,074
Decrease (increase) in inventories	166	1,453	(5,419)
Increase in prepaid expenses and other	(982)	(2,461)	(598)
Decrease (increase) in deferred taxes, net	9,806	6,290	(22,000)
Increase in accounts payable	16,843	10,419	15,781
Increase in air traffic libability	35,652	24,563	27,076
Increase in other accrued liabilities	28,234	8,763	5,622
Other, net	(13,229)	(6,640)	3,567

Net cash provided by operating activities	56,804	63,320	72,130

Cash Flows From Investing Activities:
Additions to property and equipment	(16,147)	(13,261)	(34,776)
Progress payments on flight equipment	(5,256)	(39,921)	(7,158)
Net proceeds from disposition of equipment	12,888	233	260

Net cash used in investing activities	(8,515)	(52,949)	(41,674)

Cash Flows From Financing Activities:
Long-term borrowings	1,426	22,839	12,704
Repayment of long-term debt	(13,000)	(9,277)	(2,979)
Repayment of capital lease obligations	(1,547)	(3,379)	(4,761)
Repurchase of warrants	—	(2,631)	—
Issuance of Common Stock	24	—	—
Repurchase of Common Stock	(185)	(16,522)	—
Proceeds on notes receivable from Common Stock sales	21	—	—

Net cash provided by (used in) financing activities	(13,261)	(8,970)	4,964

Net increase in cash and cash equivalents	35,028	1,401	35,420
Cash and cash equivalents—Beginning of Year	67,832	66,431	31,011

Cash and cash equivalents—End of Year	$102,860	$67,832	$66,431

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.

Statements of Cash Flows (in thousands)

For the Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Supplemental Cash Flow Information:
Interest paid	3,237	$1,273	$3,197
Income taxes paid	—	332	163
Supplemental Schedule of Noncash Activities:
Minimum pension liability adjustment	(41,501)	(10,099)	4,506
Property and equipment financed through capital lease	3,172	—	350

See accompanying Notes to Financial Statements

HAWAIIAN AIRLINES, INC.

NOTES TO FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION

        Hawaiian Airlines, Inc. ("Hawaiian" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on operating revenues, is the largest airline headquartered in Hawaii. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company's passenger airline business is its chief source of revenue.

        The Company provides daily passenger and cargo service from Hawaii, principally Honolulu to Las Vegas, Nevada and the five key United States ("U.S.") West Coast gateway cities of Los Angeles, San Diego and San Francisco, California, Seattle, Washington and Portland, Oregon ("transpacific"). The Company also provides daily service among the six major islands of the State of Hawaii ("interisland"), and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("south pacific"). Charter service is provided from Honolulu to Las Vegas and Anchorage, Alaska ("overseas charter"). The Company provided overseas charter service from Los Angeles to Papeete for Renaissance Cruises, Inc. until September 25, 2001, when Renaissance Cruises, Inc. filed for Chapter 11 bankruptcy protection and ceased cruise operations.

        During 2001, the Company transitioned from a fleet of DC-9-50 aircraft to a fleet of Boeing 717-200 aircraft for its interisland routes. The Company operates DC-10 aircraft on its transpacific, south pacific and overseas charter routes. In the third quarter of 2001 and March of 2002, the Company took delivery of the first five of sixteen Boeing 767-300ER aircraft which will replace the DC-10 aircraft on the transpacific, south pacific and overseas charter routes. Revenue service on the Boeing 767-300ER aircraft began in November 2001.

2.    AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

        On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act ("the Stabilization Act"), which, for all U.S. airlines and air cargo carriers (collectively, air carriers), provides for, among other things: (i) $5 billion in compensation for direct losses (including lost revenues) incurred as a result of the federal ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the attacks; (ii) subject to certain conditions, the availability of up to $10 billion in federal government guarantees of certain loans made to air carriers for which credit is not reasonably available as determined by a newly established Air Transportation Stabilization Board; (iii) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after the enactment of the Stabilization Act) for the increase in the cost of war risk insurance coverage for the first 30 days of reinstated coverage over the premium in effect prior to September 10, 2001; (iv) at the discretion of the Secretary of Transportation, a $100 million limit on the liability of any air carrier to third parties with respect to acts of terrorism committed on or to such air carrier during the 180-day period following the enactment of the Stabilization Act; and (v) the extension of the due date for the payment by air carriers of certain excise taxes and payroll taxes until January 2002.

        Under the Stabilization Act, each air carrier is entitled to receive the lesser of (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (ii) its available seat mile allocation of the $5 billion compensation available under the Act. As of December 31, 2001, the Company received $24.9 million from the U.S. Government under the Stabilization Act and anticipates receiving an additional $5.9 million in early 2002. In addition, subject to federal guidelines, the Stabilization Act includes federal loan guarantees for airlines for which the Company expects to be eligible to apply. As of December 31, 2001, the Company recognized $30.8 million as a special credit to operating expenses for the estimated allocation of proceeds from the federal government under the Stabilization Act.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

        The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

        As of December 31, 2001, approximately $26.9 million of cash was restricted as to withdrawal and is classified as restricted cash in the accompanying balance sheets. Restricted cash of $26.3 million serves as collateral to support a credit card holdback for advance ticket sales which funds are made available as air travel is provided. The remaining $0.6 million serves as collateral for outstanding letters of credit in the same amount.

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

        Maintenance and repairs on B717-200, B767-300 and DC-10 aircraft are charged to operations as incurred, except that maintenance and repairs under "power by the hour" maintenance contract agreements are accrued on the basis of hours flown.

        Maintenance and repairs on DC-9 aircraft were charged to operations as incurred, except that costs of overhauling engines were charged to operations in the year the engines were removed for overhaul and scheduled heavy airframe overhauls and major structural modifications on DC-9 aircraft were recorded under the deferral method whereby the cost of overhaul was capitalized and amortized over the shorter of the period benefited or the lease term. Additionally, provisions were made for the estimated cost of scheduled heavy airframe overhauls required to be performed on leased DC-9 aircraft prior to their return to lessors. Commencing January 1, 2000, due to the Company's intentions to replace its DC-9 fleet in 2001 and the resultant reduction of DC-9 flight equipment and related assets to fair market value as of December 31, 1999, heavy airframe overhauls and major structural modifications on DC-9 aircraft were expensed.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

        The Company emerged from Chapter 11 bankruptcy on September 12, 1994 (the "Effective Date") with Hawaiian Airlines being the sole surviving corporation. Under fresh start reporting, the reorganization value of the entity was allocated to the Company's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Company is reflected as reorganization value in excess of amounts allocable to identifiable assets ("Excess Reorganization

Value") in the accompanying balance sheets. Excess Reorganization Value is amortized on a straight-line basis over 20 years. Accumulated amortization at December 31, 2001 and 2000 totaled approximately $22.4 million and $20.1 million, respectively. The estimated income tax benefit from the expected utilization of net operating loss carryforwards arising prior to the Effective Date has also been applied as a reduction to Excess Reorganization Value.

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

        Hawaiian recognizes a liability in the period in which members have accumulated sufficient mileage points under its HawaiianMiles frequent flyer program to qualify for award redemption. The liability is adjusted based on net mileage earned and utilized for award redemption on a monthly basis. The incremental cost method is used, computed primarily on the basis of fuel and catering costs, exclusive of any overhead or profit margin. In estimating the amount of such incremental costs to be accrued in the liability for potential future HawaiianMiles free travel, a current average cost per award mile is determined. Incremental fuel expended per passenger is based on engineering formulas to determine the quantity used for the weight of each added passenger and baggage. Such incremental quantity of fuel is priced at current levels. Catering is based on average cost data per passenger for the most recent 12-month period.

        The Company also sells mileage credits to participating partners such as hotels, car rental agencies and credit card companies. During 1999, the Company changed the method it uses to account for the sale of these mileage credits in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Under the new accounting method, revenue from the sale of mileage credits is deferred and recognized when transportation is provided. Previously, the resulting revenue was recorded in the period in which the credits were sold. The Company believes the new method is preferable as it results in a better matching of revenues with the period in which services are provided. This change, applied retroactively to January 1, 1999, totaled approximately $772,000, net of income tax benefit of approximately $515,000 and is reflected as a cumulative effect of change in accounting principle in the accompanying statements of operations. This change also increased the Company's net loss for the year ended December 31, 1999 by $1.0 million, pre-tax. The amounts resulting from the change being applied retroactively to January 1, 1998 and 1997 were not material.

DERIVATIVE FINANCIAL INSTRUMENTS

        The Company utilizes heating oil forward contracts to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs. The Company employs a strategy whereby heating oil contracts may be used to hedge up to 50% of Hawaiian's anticipated aircraft fuel needs. At December 31, 2001, the Company held forward contracts to purchase barrels of heating oil in the aggregate amount of $22.9 million through January 2003.

        As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging

Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company measures fair value of its derivatives based on quoted market prices. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will be either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        The Company is required to account for its fuel hedging program under SFAS No. 133. For the year ended December 31, 2001, realized net losses on liquidated contracts of $1.7 million are included as a component of aircraft fuel cost. Based upon the Company's derivative positions, realized losses of $1.2 million, net of taxes of $0.5 million, and unrealized losses of $3.5 million have been recognized as other comprehensive losses on the balance sheet as of December 31, 2001 related to hedging instruments included in the assessment of hedge effectiveness. Hawaiian expects to reclassify losses on derivative instruments from accumulated other comprehensive losses to operations during the next twelve months when the hedged fuel expenses are recognized. A realized net gain on liquidated contracts amounting to $11.7 million is included as a component of aircraft fuel cost for the year ended December 31, 2000.

SALES COMMISSIONS

        Commissions from the sale of passenger traffic are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of sales commissions not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying balance sheets.

ADVERTISING COSTS

        The Company expenses the costs of advertising as incurred. Advertising expense was $6.3 million, $5.3 million and $5.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

STOCK OPTION PLANS

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," in accounting for its fixed stock options. As such, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of Common Stock shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock shares were exercised or converted into Common Stock shares or resulted in the issuance of Common Stock shares that then shared in the earnings of the Company. Outstanding rights, warrants and options to purchase shares of the Company's Common Stock are not included in the computation of diluted earnings per share if inclusion of these rights, warrants and options is antidilutive. Options and warrants to purchase approximately 1.3 million, 2.5 million, and 1.4 million shares of Common Stock in 2001, 2000, and 1999, respectively, were outstanding, but not included in the computation of diluted earnings per share as inclusion of these options and warrants would be antidilutive. See Note 9.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

        Material estimates that are particularly susceptible to significant change relate to the determination of asset impairment, air traffic liability, frequent flyer liability and the amounts reported for accumulated pension and other postretirement benefit obligations. Management believes that such estimates have been appropriately established in accordance with accounting principles generally accepted in the United States.

SEGMENT INFORMATION

        Principally all operations of the Company either originate or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of the Company's route structure in its various markets. The Company operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to the Company's chief operating decision-maker on both the Company's geographic components and the Company's product and service components, resulting in the components based on products and services constituting one operating segment. As the Company offers only one service (i.e., air transportation), management has concluded that it has only one segment.

RECLASSIFICATIONS

        Certain prior year amounts were reclassified to conform to the 2001 presentation. Such reclassifications had no effect on previously reported financial condition and/or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets deemed to have indefinite lives beginning in the first quarter of 2002 and will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its net earnings and financial position. Application of the non-amortization provisions of the Statement is expected to result in an increase in net earnings of $2.3 million per year.

4.    FINANCIAL INSTRUMENTS AND FAIR VALUES

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

        The estimated fair value of our long-term debt at December 31, 2001 was as follows, in thousands:

	Carrying Value	Fair Value
Secured notes payable through 2006	$4,527	$4,487
Floating rate notes	2,509	2,509
Other	106	106

        The fair values of the secured notes payable were estimated based on the discounted future cash flows using our current incremental rate of borrowing for a similar liability. All other debt carrying values was estimated to be their fair value.

5.    FLIGHT EQUIPMENT

        At December 31, 2001 and 2000, the Company's aircraft fleet in service was as follows:

	2001		2000
Aircraft Type
	Leased	Owned	Leased	Owned
B-767	3	—	—	—
B-717	13	—	—	—
DC-10	15	—	13	2
DC-9	—	—	6	9

Total	31	—	19	11

        The fleet of 15 McDonnell Douglas DC-9-50 aircraft, previously utilized by the Company on its interisland routes, has been replaced by the B717 aircraft and retired from service. Fourteen of the DC-9-50 aircraft have been placed for storage with Avtel Services in Mojave, California, pending negotiations for return to lessors or sale. Two of these aircraft have been returned to the respective lessors, by way of lease terminations, but are still parked at Avtel Services under Hawaiian's agreement with Avtel Services. One DC-9-50 aircraft remains in Honolulu.

6.    LEASES

AIRCRAFT LEASES

        BOEING 767-300ER AIRCRAFT. The Company has executed lease agreements for 16 Boeing 767-300ER aircraft, including three new Boeing 767-300ER aircraft under 15-year operating leases with Ansett Worldwide Aviation that were delivered in the fourth quarter of 2001. The first two of four Boeing 767-300ER aircraft under seven-year operating leases with International Lease Finance Corporation were received in March 2002, and the remaining two are scheduled to be delivered during the first half of 2002. Nine new Boeing 767-300ER aircraft under 18-year lease financing arranged through Boeing Capital Corporation and Ansett Worldwide Aviation are scheduled to be delivered during the second half of 2002 and the first half of 2003. On November 6, 2001, the FAA granted the Company's application for extended-range twin-engine operations certification for Boeing 767-300ER aircraft. The Boeing 767-300ER aircraft have been introduced in the Company's transpacific routes.

        BOEING 717-200 AIRCRAFT. During 2001, the Company took delivery of and introduced into service on its interisland routes 13 new Boeing 717-200 aircraft, all under 15-year leveraged lease financing provided by Boeing affiliates. These aircraft replaced the DC-9-50 fleet previously utilized on the interisland routes.

        DC-10 AIRCRAFT. The DC-10 aircraft are utilized in the Company's transpacific and south pacific routes. Of the 15 DC-10 aircraft, 10 are leased from American Airlines on long-term operating leases expiring at various times in 2002 and the first half of 2003. One of the 10 DC-10 aircraft was returned to American Airlines in January 2002 and another in March 2002. Three DC-10-30 aircraft were leased from Continental Airlines, two of which were returned in January 2002 and the remaining aircraft is on a lease which expires in May 2002. In January 2001, the Company completed sale-leaseback transactions on the remaining two DC-10 aircraft with BCI Aircraft Leasing, Inc. and will continue to utilize the two aircraft under operating leases expiring in early 2004. As of December 31, 2000, $7.6 million was recognized as a loss on assets held for sale to reduce the book value of these aircraft to net realizable value; the net realizable value of these aircraft of $12.8 million was included as assets held for sale on the Company's balance sheet; and the balance of the notes payable secured by the two aircraft of $7.1 million was classified as current portion of long-term debt on the Company's balance sheet. Upon closing of the transaction in January 2001, proceeds from the sale of the aircraft were used to pay off the notes.

        Lease rent for all aircraft has been expensed under the straight-line method.

OTHER LEASES

        The Company leases office space for its headquarters, airport facilities, ticket offices and certain ground equipment in varying terms through 2013.

GENERAL

        Rent expense for aircraft, office space, real property and other equipment during 2001, 2000, and 1999 was $53.2 million, $30.4 million, and $26.9 million, respectively, net of sublease rental income.

        Scheduled future minimum lease commitments under operating and capital leases for the Company as of December 31, 2001, in thousands, are as follows:

	Operating Leases	Capital Leases
2002	$80,779	$1,889
2003	66,210	1,289
2004	65,175	1,103
2005	57,935	484
2006	57,935	242
Thereafter	560,343	1,079

Total minimum lease payments	$888,377	$6,086

Less amount representing interest (rates ranging from 7.75% to 11.12%)		1,262

Present value of capital lease obligations		4,824
Less current portion of capital lease obligations		1,516

Capital lease obligations, excluding current portion		$3,308

        The above table does not include the minimum payments resulting from leasing the 13 767-300ER aircraft which are scheduled to be delivered during 2002 and 2003. Additionally, the minimum lease payments for 2002 includes $20 million for advance rents paid prior to December 31, 2001 related to B717 operating leases.

        The net book value of property held under capital leases as of December 31, 2001 and 2000 totaled $4.3 million and $2.1 million, respectively. Amortization of property held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

7.    DEBT

        At December 31, 2001 and 2000, the Company's long-term debt consisted of the following, in thousands:

	2001	2000
Secured obligations due 2002-2006	$7,142	$41,273
Current portion	(5,469)	(30,510)

Long-term debt obligations, excluding current portion	$1,673	$10,763

Secured obligations due 2002-2006 are as follows:

(1)
A promissory note executed in 1999 for the acquisition of a used DC-9-50 aircraft. The note is secured by first priority liens on the aircraft and other collateral as described in the security agreement. The note is due in 2005 and is payable in monthly installments of principal and interest ranging from $70,000 to $61,857. Interest accrues at 9.95% per annum. At December 31, 2001 and 2000, $2.2 million and $2.8 million was outstanding, respectively.

On January 10, 2002, the Company received a notice of acceleration from the lender. The lender claims that a default exists under the loan because of a late payment made by the Company two days after the applicable cure period. In addition to making the late payment of $70,000, the Company has continued to make its monthly payments of $70,000 under the loan. The loan has been classified as a current obligation for financial statement purposes as of December 31, 2001.

(2)
A promissory note executed in 1998 for the acquisition of a used DC-9-50 aircraft. The note is secured by first priority liens on the aircraft, other collateral as described in the security agreement and a $1.0 million letter of credit issued under the Credit Facility defined below. The note is due in 2005 and is payable in monthly installments of principal and interest ranging from $78,039 to $34,677. Interest accrues at 8.95% per annum. At December 31, 2001 and 2000, $2.3 million and $3.0 million was outstanding, respectively.

(3)
The Company maintains a Credit Facility with CIT Group/Business Credit, Inc. (the "Credit Facility"). Interest accrues at prime (4.75% at December 31, 2001) plus 2.0%. At December 31, 2001, aggregate loans and letters of credit outstanding under the Credit Facility were $2.5 million and $1.0 million, respectively. Principal repayments of approximately $4.6 million were made in the fourth quarter of 2001. The maximum credit under the facility was reduced from $4.1 million to $2.7 million and the final maturity of this facility has been extended to April 30, 2002.

The Credit Facility is secured by a first lien on substantially all of the Company's property, excluding the Company's owned and leased aircraft, the Company's aircraft engines while installed on aircraft and certain security deposits. In addition, terms of the Credit Facility restrict the Company from paying any cash or stock dividends on its Common Stock.

The acceleration of the DC-9-50 loan in January 2002 resulted in a cross default under the Company's Credit Facility. In addition, the Company was not in compliance with a specified financial covenant in the Credit Facility. The Company notified CIT of the cross default and default of the financial covenant which have been waived.

        Maturities of long-term debt for the Company, including those estimated for the Credit Facility, as of December 31, 2001, in thousands, are as follows:

2002	$5,469
2003	849
2004	384
2005	419
2006	21
Thereafter	—

8.    IMPAIRMENT LOSS AND RESTRUCTURING CHARGES

        In connection with its decision to replace the present interisland DC-9-50 fleet with the Boeing 717-200s, the Company performed an evaluation to determine, in accordance with the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts of these aircraft and the related assets. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost basis of these aircraft and related items was reduced to reflect the fair market value as of December 31, 1999. In determining the fair market value of these assets, the Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The evaluation performed under the guidelines of SFAS No. 121 resulted in a $47 million pre-tax, non-cash impairment loss being recorded in fourth quarter 1999. The Company also recorded a $14.9 million pre-tax restructuring charge in 2000, of which $6.8 million was related to estimated costs to comply with the return condition provisions and early termination provisions of the five DC-9-50 aircraft under operating leases, and $8.1 million to reduce the DC-9-50 expendable inventory to fair market value as of December 31, 2000. During the year ended December 31, 2001, the Company recorded a $3.6 million credit to restructuring charges related to a change in estimate on the return condition provisions and early termination provisions of the five DC-9-50 aircraft under operating leases. The change in estimate is based on renegotiation of the return provisions with the respective lessors. In addition, during 2001, the Company completed an impairment analysis of its DC-10 fleet which did not result in any additional impairment charges.

9.    INCOME TAXES

        Income tax expense is based on an estimated annual effective tax rate, which differs from the federal statutory rate of 35% in 2001, 2000 and 1999, primarily due to state income taxes and certain nondeductible expenses. The Company's reorganization and the associated implementation of fresh start reporting gave rise to significant items of expense for financial reporting purposes that are not deductible for income tax purposes.

	2001	2000	1999
Deferred taxes
Federal	$9,762	$5,095	$(9,249)
State	1,474	1,195	(2,169)

	11,236	6,290	(11,418)
Current payable
Federal	1,683	—	—
State	851	—	—

	2,534	—	—

Provision (benefit) for income taxes	$13,770	$6,290	$(11,418)

        The estimated income tax benefit from the expected utilization of net operating loss carryforwards arising prior to the Effective Date has been, and will continue to be, applied as a reduction to Excess Reorganization Value, not as a reduction to income tax expense. While accounting principles generally accepted in the United States require that a provision for income tax be recorded, a majority of the provision for 2001 and 2000 did not require cash outlay as it was offset by net operating loss carryforwards available to the Company. In 2001 and 1999, approximately $1.0 million and $1.3 million, respectively, of estimated income tax benefit from the expected utilization of these net operating loss carryforwards has been applied as a reduction to Excess Reorganization Value.

        Income tax expense in 2001, 2000, and 1999 differs from the "expected" tax expense (benefit) for that year computed by applying the respective year's U.S. federal corporate income tax rate to income (loss) before income taxes and cumulative effect of change in accounting principle as follows:

	2001	2000	1999
Computed "expected" tax expense (benefit)	$6,594	$(4,314)	$(13,969)
Amortization of Excess Reorganization Value	807	807	983
State income taxes, net of federal income tax benefit	1,067	(478)	(2,096)
Change in deferred tax valuation allowance	5,331	10,579	3,569
Other	(29)	(304)	95

	$13,770	$6,290	$(11,418)

        The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below, in thousands:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$5,381	$11,976
Impairment loss	3,429	22,199
Accumulated pension and other postretirement benefit obligations	26,980	5,846
Section 467 rent	2,696	—
Accrued vacation	3,878	3,372
Airframe return provision	2,060	6,151
Excise tax	5,360	—
Merger costs	1,280	—
Unrealized loss on hedge	1,416	—
Accounts receivable, principally due to allowance for doubtful accounts	522	200
Alternative minimum tax credit	2,352	758
Other	7,553	5,945

Total gross deferred tax assets	62,907	56,447
Less valuation allowance allocated to pre-reorganization deferred tax assets	(12,289)	(13,255)

	50,618	43,192
Less valuation allowance allocated to post-reorganization deferred tax assets	(41,762)	(15,341)

Net deferred tax assets	8,856	27,851
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(2,952)	(12,141)

Total deferred tax liabilities	(2,952)	(12,141)

Net deferred taxes	$5,904	$15,710

        As of December 31, 2001, the Company had net deferred tax assets aggregating $5.9 million, based on gross deferred tax assets of $62.9 million less a valuation allowance of $54.1 million and deferred tax liabilities of $2.9 million. The valuation allowance for deferred tax assets as of December 31, 2001, 2000, and 1999 was $54.1 million, $28.6 million, and $18.0 million, respectively.

        The net change in the total valuation allowance was an increase of $25.5 million and $10.6 million for the years ended December 31, 2001 and 2000, respectively, and a decrease of $6.5 million for the year ended December 31, 1999. For 2001, a component of deferred tax assets was increased, along with an equal amount of increase in the valuation allowance, due to other comprehensive losses. Any reduction to the pre-reorganization valuation allowance presented above will result in a reduction of Excess Reorganization Value.

        Utilization of the Company's deferred tax assets is predicated on the Company being profitable in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company will continually assess the adequacy of its financial performance in determination of its valuation allowance which, should there be an adjustment required, may result in a positive effect on the Company's income tax provision. An adjustment was made to the deferred tax assets in 2001, which resulted in a negative impact on the Company's income tax provision.

        The Company underwent an ownership change in January 1996, as defined under Section 382 of the Internal Revenue Code ("IRC Section 382"). IRC Section 382 places an annual limitation on the amount of income that can be offset by net operating loss carryforwards generated in pre-ownership change years. The ownership change resulted in an IRC Section 382 limitation of approximately $1.7 million plus certain "built-in" income items. This new limitation applies to all net operating losses incurred prior to the ownership change. As of December 31, 2001, the Company has total net operating loss carryovers of approximately $13.4 million to offset future taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2003 and 2009. Utilization of approximately $1.4 million of net operating loss carryforwards will first result in a $0.4 million reduction of deferred tax assets. Utilization of the remaining $12 million of net operating loss carryforwards will result in a $5 million reduction in Excess Reorganization Value.

10.  BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

        The Company sponsors three defined benefit pension plans covering its Air Line Pilots Association, International, International Association of Machinists and Aerospace Workers (AFL-CIO) and other personnel (salaried, Transport Workers Union, Employees of the Communications Section). The plans for the IAM and other employees were frozen effective October 1, 1993. As a result of the freeze, there will be no further benefit accruals. The pilots plan is funded based on minimum Employee Retirement Income Security Act of 1974 (ERISA) requirements, but not less than the normal cost plus the 20-year funding of the past service liability. Funding for the ground personnel plans is based on minimum (ERISA) requirements. Plan assets consist primarily of common stocks, government and convertible securities, insurance contract deposits and cash management and mutual funds.

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

        The following tables summarize changes to benefit obligations, plan assets, funded status and amounts included in the accompanying balance sheets as of December 31, 2001 and 2000, in thousands:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Change in benefit obligation
Benefit obligation at beginning of year	$205,441	$182,573	$16,406	$14,548
Service cost	6,166	4,400	973	739
Interest cost	15,296	13,626	1,213	1,076
Amendments	—	—	1,588	506
Actuarial (gain) loss	10,268	14,320	2,207	183
Benefits paid	(10,014)	(9,478)	(733)	(646)

Benefit obligation at end of year	227,157	205,441	21,654	16,406

Change in plan assets
Fair value of assets at beginning of year	178,723	178,640	—	—
Actual return on plan assets	(9,796)	1,316	—	—
Employer contribution	5,004	8,245	733	646
Benefits paid	(10,014)	(9,478)	(733)	(646)
Fair value of assets at end of year	163,917	178,723	—	—
Funded status	(63,240)	(26,718)	(21,654)	(16,406)
Unrecognized actuarial net (gain) loss	75,172	39,062	(8,089)	(11,061)
Unrecognized prior service cost	—	—	1,960	506

Prepaid (accrued) benefit cost at end of year	$11,932	$12,344	$(27,783)	$(26,961)

Amounts recognized in the accompanying balance sheets	$—	$19,697	$—	$—
Prepaid benefit cost Accrued benefit liability	(39,668)	(17,452)	(27,783)	(26,961)
Accumulated other comprehensive loss	51,600	10,099	—	—

Prepaid (accrued) benefit cost at end of year	$11,932	$12,344	$(27,783)	$(26,961)

Weighted average assumptions at end of year
Discount rate	7.25%	7.5%	7.25%	7.5%
Expected return on plan assets	9.0%	9.0%	Not applicable	Not applicable
Rate of compensation increase	Various*	Various*	Not applicable	Not applicable

*
Compensation for pilots was assumed to increase 9.8% in 2002, 3.5% in 2003, 4.5% in 2004 and after. The rate of compensation increase is not applicable to the frozen plans.

        At December 31, 2001, the health care cost trend rate was assumed to increase by 9.0% for 2002 and decrease gradually to 4.25% over 7 years and remain level thereafter. At December 31, 2000, the health care cost trend rate was assumed to increase by 7.0% for 2001 and decrease gradually to 4.0% over 6 years and remain level thereafter.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $227.2 million, $203.6 million and $163.9 million, respectively, as of December 31, 2001, and $147.7 million, $128.0 million and $110.5 million, respectively, as of December 31, 2000.

        The following table sets forth the net periodic benefit cost for the years ended December 31, 2001, 2000, and 1999:

	Pension Benefits			Other Benefits
Components of Net Periodic Benefit Cost
	2001	2000	1999	2001	2000	1999
Service cost	$6,166	$4,400	$4,172	$973	$739	$730
Interest cost	15,296	13,626	12,656	1,213	1,075	950
Expected return on plan assets	(16,802)	(15,830)	(14,342)	—	—	—
Amortization of prior service cost	—	—	—	134	—	—
Recognized net actuarial (gain) loss	758	—	544	(765)	(900)	(928)

Net periodic benefit cost	$5,418	$2,196	$3,030	$1,555	$914	$752

        Assumed health care cost trend rates have a significant impact on the amounts reported for other benefits. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$323,000	$(265,000)
Effect on postretirement benefit obligation	$2,803,000	$(2,348,000)

OTHER BENEFIT PLANS

        The Company sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots' plan. The Company is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $2.1 million, $1.7 million, and $1.4 million in 2001, 2000, and 1999, respectively. The Company is also required to contribute 4.04% of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $2.5 million, $2.3 million, and $2.1 million in 2001, 2000, and 1999, respectively.

11.  CAPITAL STOCK, WARRANTS, RIGHTS AND OPTIONS

AUTHORIZED CAPITAL STOCK

        As of December 31, 2001 and 2000, the authorized capital stock of the Company consists of 60,000,000 shares of Common Stock, par value $.01 per share, and 2,000,000 shares of Special Preferred Stock, par value $.01 per share.

        Under the terms of the Credit Facility, the Company is restricted from paying any cash or stock dividends. No dividends were paid by the Company in 2001 or 2000.

        In March 2000, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 5 million shares of its Common Stock. In August 2000, the Board of Directors increased the authorization to 10 million shares. Under the approved stock repurchase plan, the Company may repurchase Common Stock from time to time in the open market and in private transactions. Including the effect of the repurchase of certain warrants, as of December 31, 2001, 9,333,508 shares of Common Stock had been repurchased by the Company for approximately $19.3 million. In March 2002, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5 million shares of the Company's Common Stock from time to time in the open market or privately negotiated transactions, to be implemented in the event that the proposed merger is formally terminated. The amount and timing of any repurchases will be subject to a number of factors, including the "trading practices rules" promulgated under the Securities Exchange Act of 1934, the price and availability of the Company's stock and general market conditions. See Note 17—Subsequent Events regarding discussion of the proposed merger.

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

WARRANTS

        In January 1996, due to its participation in certain recapitalization efforts of the Company, American's parent company, AMR Corporation ("AMR"), received, among other things, warrants (the "AMR Warrants") which, subject to certain conditions, entitled AMR to purchase up to 1,949,338 shares of the Company's Common Stock at $1.07 per share, as adjusted pursuant to applicable anti-dilution provisions. One-half of the warrants were exercisable immediately and the remaining one-half were to become exercisable only if American and the Company entered into a code sharing arrangement. In July 1997, the Company consummated the code share marketing agreement with American. All of the warrants became exercisable upon implementation of the code share agreement with American on March 2, 1998. On June 20, 2000, the Company repurchased from AMR all of the outstanding warrants for approximately $2.6 million. The 1,949,338 shares associated with the warrants have been counted toward the 10 million shares of Common Stock that the Company was authorized to repurchase under the stock repurchase program in 2000. The estimated fair value of the codeshare agreement and the underlying warrants approximated $2.3 million and has been reflected in the accompanying balance sheets as other assets. The amount included in other assets is being amortized on a straight-line basis over five years from the implementation date of the code share agreement.

STOCK COMPENSATION

        As part of the collective bargaining agreement negotiated with ALPA in December 2000, the Company agreed to distribute 1,685,380 shares of its common stock to the individual 401(k) accounts of ALPA pilots in the Company's employment during 2001 and 2002. The Company distributed 832,425 shares to Vanguard Group, Inc. as trustee for the Hawaiian Airlines, Inc. Pilots' 401(k) Plan between September 2001 and February 2002 for pilots employed during 2001. The Company recognized compensation expense related to the stock distribution of $2.6 million for the year ended December 31, 2001.

STOCK OPTION PLANS

        Under the 1994 Stock Option Plan, 600,000 shares of Common Stock were reserved for grants of options to officers and key employees of the Company. Under the 1996 Stock Incentive Plan, As Amended, 4,500,000 shares of Common Stock have been reserved for issuance of discretionary grants of options to the Company's employees. The Company also has a 1996 Nonemployee Director Stock Option Plan under which 500,000 shares of Common Stock were reserved for issuance and grants of options to nonemployee members of the Board of Directors. Stock options are granted with an exercise price equal to the Common Stock's fair market value at the date of grant, generally vest over a period of four years and expire, if not previously exercised, 10 years from the date of grant. Stock option activity during the periods indicated is as follows:

	Shares of Common Stock		Weighted average of exercise price of shares under plan
	Available for options	Under plan
Balance at December 31, 1998	2,977,500	1,495,000	$3.49

Granted
1996 Stock Incentive Plan	(200,000)	200,000	2.34
1996 Nonemployee Director Stock Option Plan	(32,000)	32,000	2.31
Forfeited
1996 Stock Incentive Plan	45,000	(45,000)	3.50
1996 Nonemployee Director Stock Option Plan	25,000	(25,000)	3.69

Balance at December 31, 1999	2,815,500	1,657,000	$3.33

Granted
1996 Stock Incentive Plan	(975,000)	975,000	2.63
1996 Nonemployee Director Stock Option Plan	(56,000)	56,000	2.63
Forfeited
1996 Stock Incentive Plan	35,000	(35,000)	3.00
1996 Nonemployee Director Stock Option Plan	24,000	(24,000)	3.69

Balance at December 31, 2000	1,843,500	2,629,000	$3.05

Granted
1996 Stock Incentive Plan	(600,000)	600,000	2.56
Exercised
1994 Stock Option Plan	—	(15,000)	1.62
Forfeited
1996 Stock Incentive Plan	180,000	(180,000)	2.81
1996 Nonemployee Director Stock Option Plan	16,000	(16,000)	3.60

Balance at December 31, 2001	1,439,500	3,018,000	$2.97

        As of December 31, 2001, vesting requirements and exercise periods under each respective plan are as follows:

	Vesting	Exercise Period
1994 Stock Option Plan	Fully vested	Through 2005
1996 Stock Incentive Plan	Various from 2002 through 2005	Various from 2002 through 2011
1996 Nonemployee Director Stock Option Plan	Fully vested	Various from 2002 through 2011

        At December 31, 2001, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $1.62 to $4.06 and 7.1 years, respectively.

        At December 31, 2001, 2000, and 1999, the number of options exercisable was 1,738,000, 1,143,000, and 646,500, respectively, with weighted-average exercise prices of $3.16, $3.38, and $3.42, respectively.

        The Company applies APB Opinion No. 25 in accounting for stock options. Had the Company determined compensation cost based on the fair value at the grant date of the respective options under SFAS No. 123, the Company's net income (loss) would have been reduced or increased to the pro forma amounts indicated below:

	2001	2000	1999
Net income (loss)
As reported	$5,069	$(18,615)	$(29,267)
Pro forma	$4,002	$(19,475)	$(29,933)
Basic earnings per share
As reported	$0.15	$(0.48)	$(0.72)
Pro forma	$0.12	$(0.51)	$(0.73)
Diluted earnings per share
As reported	$0.15	$(0.48)	$(0.72)
Pro forma	$0.12	$(0.50)	$(0.73)

        The per share weighted-average fair value of stock options granted during 2001, 2000, and 1999 was $1.57, $1.22, and $1.22, respectively, on the date of grant using a Black Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	55.00%	34.00%	34.00%
Risk-free interest rate	4.95% to 5.41%	5.19%	5.38% to 6.36%
Expected life	Up to 7 years	Up to 7 years	Up to 7 years

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

12.  COMMITMENTS AND CONTINGENT LIABILITIES

AIRCRAFT COMMITMENTS

        In 2001, the Company entered commitments to take delivery of 16 Boeing 767-300 aircraft, and took delivery of three in the fourth quarter of 2001. As of December 31, 2001, the Company had commitments for the additional 13 Boeing 767-300 aircraft to be delivered in 2002 and 2003. These aircraft are expected to replace the Company's DC-10 aircraft. Future payments for the additional 13 Boeing 767-300 aircraft will approximate $25 million and $78 million in 2002 and 2003, respectively, and approximately $82.0 million per year for the remainder of the lease term. In addition to the delivery of the Boeing 767-300 aircraft, the Company will take delivery of two Pratt & Whitney spare aircraft engines in September 2002 and one in March 2003. Future commitments for these engines are approximately $0.9 million and $2.1 million in 2002 and 2003 and approximately $2.1 million per year for the remainder of the lease term.

LITIGATION AND CONTINGENCIES

        From time to time, the Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings would have a material effect upon the Company's financial statements.

LOS ANGELES AIRPORT OPERATING TERMINAL

        On December 1, 1985, the Company entered into an interline agreement with other airlines, which agreement was amended and restated as of September 1, 1989 for, among other things, the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport ("Facilities"). Current tenants and participating members of LAX Two Corporation (the "Corporation"), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under a lease agreement. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental. All leases of the Corporation are accounted for as operating leases with related future commitments as of December 31, 2001 amounting to approximately $215.3 million. Rent expense relating to these operating leases totaled $4.1 million, $5.6 million, and $4.7 million in 2001, 2000, and 1999, respectively.

        Member airlines pay the expenses associated with the Facilities on a prorata share basis calculated primarily upon their respective numbers of passengers utilizing the Facilities. The Company accounts for its obligation under this agreement as an operating lease and incurred $800,000, $1,068,000, and $605,000 of rent expense in 2001, 2000, and 1999, respectively.

UNION CONTRACT NEGOTIATIONS

        The majority of Hawaiian's employees are covered by labor agreements with the International Association of Machinists and Aerospace Workers (AFL-CIO), the Air Line Pilots Association International, the Association of Flight Attendants, the Transport Workers Union and the Employees of the Communications Section. All contracts, other than the contract with the seven-member Employees of the Communications Section, were renegotiated in 2001 and Hawaiian is currently in direct negotiations with the Employees of the Communications Section. If an agreement is not reached in direct negotiations, federally-mandated mediation will occur and could last for an unspecified period of time. Although the overwhelming majority of labor negotiations in the airline industry are resolved in mediation, there can be no assurance that the discussions will result in an agreement and ratification. The time required to negotiate a contract under the Railway Labor Act varies. Therefore, management cannot currently estimate the time frame or results of these negotiations. Should Hawaiian and the Employees of the Communications Section be unable to reach an agreement, the Company could be adversely affected.

13.  RELATED PARTY TRANSACTIONS

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

        Since May 19, 2000, the Company has invested $3.0 million in certificates of deposit with Liberty Bank, SSB, of Austin, Texas. Liberty Bank is majority owned by John W. Adams and another individual.

John W. Adams is an employee of the Company, Chairman of the Company's board of directors and the sole shareholder of AIP General Partner, Inc., the general partner of Airline Investors Partnership, L.P., which is the majority shareholder of the Company. Current directors of the Company include Edward Z. Safady and Thomas J. Trzanowski, both of whom are also employees and/or directors of Liberty Bank, SSB.

        On December 19, 2001, the Company executed an Advisory Services Agreement with Smith Management LLC and John W. Adams, pursuant to which the Company or its successor will pay, upon the completion of the proposed merger, $4 million in cash to John W. Adams and $1 million in cash, one million shares of Holdco common stock and Holdco notes with an aggregate principal amount of $2 million to Smith Management. The Advisory Services Agreement provides that it will be terminated automatically upon the formal termination of the Merger Agreement. John W. Adams is an affiliate of Smith Management.

14.  CONCENTRATION OF BUSINESS RISK

        The Company's scheduled service operations are primarily focused on providing air transportation service to, from, or throughout the Hawaiian Islands. Therefore, the Company's operations, including its ability to collect its outstanding receivables, are significantly affected by economic conditions in the State of Hawaii and by other factors affecting the level of tourism in Hawaii. In 2001 and 2000, one particular Hawaii-based wholesaler constituted approximately 21% and 17% of the Company's total operating revenues, respectively.

15.  SEGMENT INFORMATION

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

	2001	2000	1999
Transpacific	$295,391	$286,765	$236,234
Interisland	172,584	167,048	144,131
South Pacific	20,325	21,662	19,886
Overseas Charter	75,632	82,358	46,570

	$563,932	$557,833	$446,821

16.  SUBSEQUENT EVENTS

        On December 19, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among the Company, Aloha Airgroup, Inc. ("Aloha"), TurnWorks Acquisition III, Inc. ("Holdco") and TurnWorks, Inc. ("TurnWorks"), pursuant to which each of the Company and Aloha has agreed to become a wholly owned subsidiary of Holdco and the existing shareholders of the Company and Aloha would become, along with TurnWorks, shareholders of Holdco (the "proposed merger"). On February 14, 2002, Holdco and its subsidiaries filed a Registration Statement on Form S-4 with the Securities and Exchange Commission with respect to the proposed merger.

        When it became clear to the parties that the April 18, 2002 outside date agreed to by the parties in the Merger Agreement would not be satisfied due to the expected timing of regulatory approvals and reviews and other matters, TurnWorks requested that the Company extend the outside date. After considering the request, the Company announced on March 16, 2002 that it had determined not to extend the outside date. The parties conducted discussions with respect to potential revisions to the Merger Agreement and a potential formal termination of the Merger Agreement, but no resolution was reached. As the parties have now publicly announced their intentions to pursue other courses of action, the Company has treated the Merger Agreement as having been effectively terminated. The Company believes the other parties are taking the same position. In 2001, the Company recognized $3.2 million in expenses related to the proposed merger.

17.  SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Financial Information (in thousands, except for per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
As Reported
2001:
Operating revenues	$148,045	$156,038	$166,425	$141,074
Operating income (loss)	725	1,259	14,784	(107)
Net income (loss)	216	2,964	12,046	(10,157)
Net income (loss) per Common Stock share:
Basic	0.01	0.09	0.36	(0.30)
Diluted	0.01	0.09	0.35	(0.30)

        In connection with reviewing the results of the first full year of operating its new revenue accounting system, the Company did an extensive year-end analysis of all activity and reconciliation of air traffic liability as of December 31, 2001. The results of this analysis showed that ticket spoilage occurred in prior quarters and that additional revenue needed to be recognized in the first three quarters. At year end, the Company also analyzed its excise taxes and with all data available determined that an additional accrual was necessary. The impact of these adjustments is shown below:

	First Quarter	Second Quarter	Third Quarter
Increase in operating revenues	$4,205	$3,257	$5,119
Increase in operating expenses	—	(1,959)	(660)
Decrease in nonoperating income	—	(3,213)	(5,758)

Change in income before taxes	4,205	(1,915)	(1,299)
Income tax effect	(1,893)	862	584

Change in net income	2,312	(1,053)	(715)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000:
Operating revenues	$136,033	$154,557	$169,901	$146,729
Operating income (loss)	(4,455)	7,509	1,020	(17,876)
Net income (loss)	(2,598)	4,618	(218)	(20,417)
Net income (loss) per Common Stock share:
Basic	(0.06)	0.11	(0.01)	(0.59)
Diluted	(0.06)	0.11	(0.01)	(0.58)

The Board of Directors
Hawaiian Airlines, Inc.

        We have audited the financial statements of Hawaiian Airlines, Inc. (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 25, 2002 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule for these related periods listed in item 14(a) (Schedule of Valuation and Qualifying Accounts) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Honolulu, Hawaii
March 25, 2002

S-1a

Hawaiian Airlines, Inc.

Valuation and Qualifying Accounts (in thousands)

Years Ended December 31, 2001, 2000 and 1999

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
Allowance for Doubtful Accounts:
2001	$500	1,320		—	515	(a)	$1,305

2000	$500	795		—	795	(a)	$500

1999	$500	1,060		—	1,060	(a)	$500

Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies:
2001	$8,004	—		—	503		$7,501

2000	$120	8,080	(b)	—	196		$8,004

1999	$120	—		—	—		$120

(a)
Doubtful accounts written off, net of recoveries

(b)
Restructuring charge related to the write-down of DC-9 expendable parts

S-2

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET PRICE AND DIVIDEND INFORMATION.
  ITEM 6. SELECTED FINANCIAL DATA.
Hawaiian Airlines, Inc. Selected Financial and Statistical Data (in thousands, except per share data)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
EXHIBIT INDEX
SIGNATURES
Report of Independent Auditors
Hawaiian Airlines, Inc. Statements of Operations (in thousands) For the Years ended December 31, 2001, 2000, and 1999
Hawaiian Airlines, Inc. Statements of Operations (in thousands, except per share data) For the Years ended December 31, 2001, 2000, and 1999
Hawaiian Airlines, Inc. Balance Sheets (in thousands) December 31, 2001 and 2000
Hawaiian Airlines, Inc. Balance Sheets (in thousands, except share data) December 31, 2001 and 2000
Hawaiian Airlines, Inc. Statements of Shareholders' Equity (Deficiency) and Comprehensive Income (in thousands) For the Years ended December 31, 2001, 2000, and 1999
Hawaiian Airlines, Inc. Statements of Cash Flows (in thousands) For the Years ended December 31, 2001, 2000 and 1999
Hawaiian Airlines, Inc. Statements of Cash Flows (in thousands) For the Years ended December 31, 2001, 2000, and 1999
HAWAIIAN AIRLINES, INC. NOTES TO FINANCIAL STATEMENTS
Hawaiian Airlines, Inc. Valuation and Qualifying Accounts (in thousands) Years Ended December 31, 2001, 2000 and 1999