Form 10-K/A
period 2001-12-31
HAWAIIAN AIRLINES INC/HI
filed 2002-04-30
CIK 46205

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 TO
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

Commission file number 1-8836

HAWAIIAN AIRLINES, INC.
(Exact name of registrant as specified in its charter)

HAWAII (State or other jurisdiction of incorporation or organization)	99-0042880 (I.R.S. employer identification no.)
3375 Koapaka Street, Suite G-350 Honolulu, Hawaii (Address of principal executive offices)	96819 (Zip code)

Registrant's telephone number, including area code: (808) 835-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value) Preferred Stock Purchase Rights	American Stock Exchange and Pacific Exchange American Stock Exchange and Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes (X) No ☐

        As of March 18, 2002, 34,464,324 shares of Common Stock of the Registrant were outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant (14,409,036 shares) on March 18, 2002 is $43,083,018.

INTRODUCTION

        As used in this Amendment No. 1 to the Annual Report on Form 10-K/A, the terms "Hawaiian", "Company", "we", "us", "our" and similar terms refer to Hawaiian Airlines, Inc., unless the context indicates otherwise.

        This Form 10-K/A amends the Form 10-K filed by Hawaiian on April 1, 2002 for the fiscal year ended December 31, 2001. This Form 10-K/A is being filed solely to set forth the information required by Items 10, 11 and 12 of Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by Hawaiian's original Form 10-K filing. This Form 10-K/A amends Items 10, 11 and 12 of Part III and Item 14 of Part IV of Hawaiian's original Form 10-K filing only, and all other portions of Hawaiian's original 10-K filing remain in effect.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        All of our directors are appointed in accordance with our by-laws, pursuant to which AIP has the right to nominate six directors, and each of the International Association of Machinists and Aerospace Workers, the Association of Flight Attendants and the Air Line Pilots Association, International has the right to nominate one director. In addition, the Hawaiian board is required to nominate one outside director and one director who is a senior management official of Hawaiian.

        All officers are appointed annually by our board of directors at their first meeting after the annual meeting of shareholders at which the Hawaiian board is elected and at subsequent meetings of the Hawaiian board or as directed by our by-laws or as delegated by the Hawaiian board.

        Information regarding the current directors and executive officers of Hawaiian is provided below:

        John W. Adams, 58.    Mr. Adams has been the Chairman of the Board of Directors of Hawaiian and of its Executive Committee since 1996. Since 1984, he has been the President of Smith Management LLC, a private investment firm. In February 2002, he became a member of the Board of Directors of Sun Healthcare Group, Inc., a health care company, and he also serves as Chairman of its Executive Committee. He was a member of the Board of Directors of Harvard Industries, Inc. from October 1994 until November 1998, and was Chairman of the Board and Chief Executive Officer of Harvard Industries from February 1997 until November 1998. He served on the Board of Directors of Servico, Inc., a lodging ownership and management company, from April 1994 until August 1997, being Chairman of the Board from December 1995 until he resigned from the Board.

        Paul J. Casey, 56.    Mr. Casey became Vice Chairman of the Board, Chief Executive Officer and President effective April 1, 2002. He was President and Chief Executive Officer of Hawaiian from April 14, 1997 until January 31, 2001 when he became Vice Chairman of the Board and Chief Executive Officer. He has also been Vice Chairman of the Executive Committee of Hawaiian since June 29, 1998. He was the President and Chief Executive Officer of the Hawaii Visitors and Convention Bureau from 1995 until March 1997. He is a director of Outrigger Hotels, Inc., a Hawaii-based company with hotel and resort properties throughout the Pacific area, and of Straub Foundation, a Hawaii-based health care system.

        Todd G. Cole, 81.    Mr. Cole has been a member of the Board of Directors since 1994. He spent 29 years in the airline industry, holding executive positions with Delta Air Lines, Inc. and with Eastern Airlines, Inc. before joining CIT Financial Corporation in 1969. At his retirement from CIT in 1986, he held the position of Chairman and Chief Executive Officer. He served as Managing Director of SH&E, Inc., a consulting firm specializing in aviation matters, from 1992 until 1995. He is President of Cole & Wilds Associates, Inc. and a director of Kaiser Ventures, Inc. and of several private companies. Mr. Cole is Chairman of Hawaiian's Audit Committee.

        Robert G. Coo, 60.    Mr. Coo has been a member of the Board of Directors of Hawaiian since 1996. He has been an independent consultant since 1995. From 1998 to 1999, he was Chief Financial Officer and Secretary of Camstar Systems, a developer of manufacturing execution system (MES) software. He was Vice President and Chief Financial Officer of Pengo Industries, Inc., from 1990 until 1995, a director of Regency Health Services, Inc., from 1991 to 1997 and of First National Bank, San Diego from 1995 to 1997.

        Joseph P. Hoar, 67.    Mr. Hoar has been a member of the Board of Directors of Hawaiian since 1999. He served in the Marine Corps for 37 years, retiring as a four-star general in 1994. His last active-duty assignment was Commander-in-Chief, U.S. Central Command. In 1994, he established a consulting firm, J.P. Hoar & Associates, that engages in international strategic planning and business development in the Middle East and Africa. He is a director of several nonprofit and privately owned corporations.

        Reno F. Morella, 53.    Mr. Morella has been a member of the Board of Directors of Hawaiian since 1996. He has been a pilot for Hawaiian since 1978. He is currently a Captain flying DC-10 and B767 aircraft. He was Chairman of the Hawaiian Master Executive Council of Air Line Pilots Association, International from 1994 until 1998. He was the First Officer Category Representative for Council 102 of Air Line Pilots Association, International from 1993 until 1994.

        Samson Poomaihealani, 60.    Mr. Poomaihealani has been a member of the Board of Directors of Hawaiian since 1990. He has been the Assistant General Chairman of the Airline Machinists District 141 of the IAM since 1987. He is a ramp serviceman for United Airlines, Inc.

        Edward Z. Safady, 44.    Mr. Safady has been a member of the Board of Directors of Hawaiian since 1996. He was President and Chief Executive Officer of Liberty National Bank in Austin, Texas from March 1988 to October 1995. He then joined Smith Management LLC as Vice President, where he served until the acquisition of Life Savings Bank (now known as Liberty Bank, SSB) in Austin, Texas in May 1997. He is currently Chairman of the Board, President and Chief Executive Officer of Liberty Bank, SSB.

        Sharon L. Soper, 56.    Ms. Soper has been a member of the Board of Directors of Hawaiian since 1998. She has been a flight attendant for Hawaiian since 1965. She has worked in both the interisland and international operations. She has been President of the AFA Master Executive Council since 1987.

        Thomas J. Trzanowski, 63.    Mr. Trzanowski has been a member of the Board of Directors of Hawaiian since 1998. He has served as President and Director of Spire Realty Group, Inc., Houston, Texas, a private property management company, since July 1989. He has also served as President and Director of Pengo Realty Group, Inc., New York, New York, a private real estate holding company engaged in real estate investments, since June 1994. Mr. Trzanowski also served as Treasurer of Smith Management LLC from November 1983 through December 1994 and, from September of 1996 until September of 1999 as a Director of Inland Resources, Inc., in Denver, Colorado, a publicly traded oil and gas company. He currently serves as a Director of Liberty Bank, SSB.

        William M. Weisfield, 60.    Mr. Weisfield has been a member of the Board of Directors of Hawaiian since 2001. He has been a director of UTILX Corporation since January 1995, Chairman of the Board since January 1996 and President and Chief Executive Officer since November 1998. He was Senior Vice President of Benaroya Capital Company, a privately held investment company specializing in development of Pacific Northwest real estate and other investments, from January 1994 to December 1998. Mr. Weisfield is a director of Lindal Cedar Homes, Inc., Lifespan Biosciences, Inc. and the Downtown Seattle Association.

Information Regarding Current Officers:

        Information on Mr. Adams and Mr. Casey is provided in the previous section.

        Christine R. Deister, 52.    Ms. Deister became Executive Vice President and Chief Financial Officer of Hawaiian in July 2001. Previously, she was Executive Vice President, Chief Financial Officer and Treasurer, from March 1, 2001 to July 10, 2001. Prior to joining Hawaiian, she had been employed with TWA for more than 30 years, most recently as Senior Vice President—Finance and Treasurer.

        John B. Happ, 46.    Mr. Happ has been Senior Vice President—Marketing and Sales since December 1997. He served dual roles of Vice President—Market Planning for LTU Airlines and Vice President—Marketing for its subsidiary, Go America, from 1996 to 1997. From 1989 to 1996, he held various senior marketing and business development positions at Continental Airlines, Inc., including most recently Managing Director of the Newark Business Unit.

        Ruthann S. Yamanaka, 48.    Ms. Yamanaka has been Senior Vice President—People Services Group since March 1998. She was Senior Vice President—Assistant Director, Human Resources for Bank of Hawaii from July 1994 through February 1998 and Manager, Quality Assurance Administration from 1988 to 1994.

        Lyn F. Anzai, 59.    Ms. Anzai has been Vice President, General Counsel and Corporate Secretary since July 1997. She was Senior Counsel in the Corporate/Investment legal division of Kamehameha Schools Bishop Estate from November 1990 until July 1997.

        Karen A. Berry, 45.    Ms. Berry was appointed Vice President—Finance and Treasurer effective June 1, 2001. She held the position of Director—Financial and Business Analysis from 1990 until 1997, after which she held several senior positions within the finance and marketing divisions, most recently as Managing Director—Finance.

        H. Norman Davies, Jr., 65.    Mr. Davies became Executive Vice President—Operations effective April 1, 2002. He was Vice President—Safety and Security since January 6, 1997. He was Chief Pilot in New York for Delta from November 1991 until June 1996.

        Brian D. Hermansader, 60.    Mr. Hermansader was appointed Vice President—Maintenance and Engineering effective August 1, 2001. He held the position of Division Manager Modifications Operations with SRTechnics from 2000 to July 2001. From 1997 to 2000, he was the Director Quality Assurance with U. S. Technical and from 1996 to 1997 he was Vice President Maintenance and Engineering with Carnival Airlines.

        Rolland F. Lawrence, 61.    Mr. Lawrence was appointed Vice President—Flight Operations on June 26, 2000. He has been a pilot with Hawaiian since 1966 and most recently served as a DC-10 Captain.

        Blaine J. Miyasato, 38.    Mr. Miyasato has been Vice President—Customer Services since January 2000, after serving as Vice President—In-Flight, Catering and Product Development from February 1999 to January 2000. From 1993 to 1998 he held various senior positions at Hawaiian including Senior Director—In-Flight, Product Development and Catering.

        Glenn G. Taniguchi, 59.    Mr. Taniguchi has been Vice President—Schedule Planning since 1998. He was Vice President—Schedule Planning and Reservations from 1995 to 1998. He was Staff Vice President—Schedule Planning and Reservations of Hawaiian from 1991 until 1995.

        The following were officers of Hawaiian during 2001:

        Robert W. Zoller, Jr., 55.    Mr. Zoller was appointed President and Chief Operating Officer of Hawaiian in February 2001 until his resignation effective April 15, 2002. Previously, he was Executive

Vice President—Operations and Service from December 1999 until January 31, 2001. He held vice president positions at AirTran from 1996 to 1999, including most recently Senior Vice President of Maintenance and Engineering. From 1991 to 1996, he was Vice President of Operations for AMR Eagle, Inc. and managing director of Eagle Aviation Services, Inc.

        Steven E. Markhoff, 35.    Mr. Markhoff was appointed Vice President—Acquisitions effective June 1, 2001 until his employment with Hawaiian ended on February 28, 2002. He joined Hawaiian in November 1999, as Senior Director—Boeing 717-200 integration. He previously held the position of attorney with Mesa Air Group from August 1998 to September 1999, Kiwi International Airlines from January 1997 to July 1998 and ValueJet from May 1995 to December 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires Hawaiian's directors and executive officers, and persons who own more than 10% of a registered class of Hawaiian's equity securities, to file with the Securities and Exchange Commission (the "SEC"), and with Hawaiian, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Hawaiian. Based upon the information supplied to it by such persons, Hawaiian is required to report in this document any known failure to file these reports within the specified period. To the knowledge of Hawaiian, based upon a review of the Section 16(a) reports furnished to Hawaiian and the written representations of Hawaiian's officers and directors, all these filing requirements were satisfied by Hawaiian's directors and executive officers for fiscal year 2001 with the exception of Reno F. Morella. Shares administratively distributed during 2001 to Mr. Morella's account held by Vanguard Fiduciary Trust Company, as Trustee, under the Hawaiian Airlines, Inc. Pilots' 401(k) Plan were inadvertently omitted from reporting. The required report was filed on February 13, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

        The following Summary Compensation Table sets forth certain information regarding compensation paid for the last three fiscal years to Hawaiian's "named executive officers," who are the chief executive officer and the four other most highly compensated executive officers of Hawaiian whose salary and bonus exceeded $100,000 in the 2001 fiscal year, and up to two additional persons who would have been named executive officers but for the fact that they were not executive officers of Hawaiian at the end of the fiscal year ending on December 31, 2001.

Summary Compensation Table

	Annual Compensation						Long Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)(1)		Shares of Common Stock Underlying Options (#)
John W. Adams Chairman of the Board	2001 2000 1999	366,667 200,000 200,000		— — —	— — —		200,000 25,000 —
Paul J. Casey Vice Chairman of the Board and Chief Executive Officer	2001 2000 1999	325,000 325,000 316,666		— — 80,000	53,326 11,520 12,364	(1) (1) (1)	— 300,000 —
Robert W. Zoller, Jr. President and Chief Operating Officer	2001 2000 1999	288,333 230,000 9,583	(2)	— — —	— — 36,035	(3)	100,000 100,000 100,000
Christine R. Deister Executive Vice President and Chief Financial Officer	2001 2000 1999	197,917 — —	(2)	75,000 — —	92,593 — —	(3)	200,000 — —
John B. Happ Senior Vice President Marketing and Sales	2001 2000 1999	225,000 225,000 220,000		— — 35,000	— 35,620 —	(3)	— 100,000 —
John L. Garibaldi	2001 2000 1999	— 143,000 239,999		— — 40,000	273,693 173,000 —	(4) (4)	— — —

(1)
On March 31, 1998, Hawaiian made a loan of $28,500 to Mr. Casey. On each of March 31, 1999 and March 31, 2000, $10,000 of that loan plus interest thereon was forgiven. On March 31, 2001, the remaining balance of $8,500 and accrued interest thereon was forgiven. In addition, this amount for 2001 includes life insurance payments of $13,396, fringe benefits of $21,046, and a car allowance of $9,600.

(2)
These salaries represent the amounts earned by the named executive officer when the named executive officer was employed by Hawaiian for less than an entire calendar year. Mr. Zoller's reported compensation for 1999 is for the period beginning December 1, 1999 through December 31, 1999. Ms. Deister's reported compensation for 2001 is for the period beginning March 1, 2001 through December 31, 2001.

(3)
Hawaiian provides various perquisites to its executives. Except as noted the value of such perquisites was in each case less than 10% of the named executive officer's total salary and bonus. In 1999, Mr. Zoller received relocation expenses of $14,435, a car allowance of $9,600 and a housing allowance of $12,000. In 2000, Mr. Happ received relocation expenses of $19,126, a car allowance of $9,600 and fringe benefits of $6,894. In 2001, Ms. Deister received relocation expenses of $60,560, a car allowance of $7,200, housing allowance of $3,000, and a dependent education allowance of $21,833.

(4)
Mr. Garibaldi's employment with Hawaiian ended on July 14, 2000. Pursuant to the terms of a confidential separation agreement with Mr. Garibaldi, certain payments of base salary and benefits were continued.

Option Grants in Last Fiscal Year

        The following table sets forth information about the options granted to the named executive officers in fiscal year 2001 pursuant to the 1996 Stock Incentive Plan, as amended. During 2001, no options were granted pursuant to the 1994 Stock Option Plan.

Option Grants Last Fiscal Year

						Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term(4)
	Shares of Common Stock Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price ($/Sh)	Expiration Date
						5% ($)	10% ($)
John W. Adams	200,000	33.3%	$2.40	02/23/11	(1)	301,869	764,996
Robert W. Zoller, Jr.	100,000	16.7%	$2.40	04/15/06	(2)	150,935	382,498
Christine R. Deister	200,000	33.3%	$2.46	03/01/11	(3)	309,416	784,121

(1)
Options granted February 23, 2001; 100% vested on August 24, 2001.

(2)
Options granted February 23, 2001; pursuant to a confidential Separation Agreement with Mr. Zoller, all of these options vested on April 15, 2002 and will expire on April 15, 2006.

(3)
Options granted March 1, 2001; 25% vest on each of the first four anniversaries of the grant date.

(4)
There can be no assurance that the actual stock price will appreciate at the assumed 5% and 10% levels or at any other level.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        The following table sets forth for each of the named executive officers the (i) aggregated options exercised in the last fiscal year, (ii) the number of shares underlying unexercised options at 2001 fiscal year end and (iii) the 2001 fiscal year-end option values of unexercised in-the-money options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)
					Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John W. Adams	—	—	250,000	—	366,875	—
Paul J. Casey	—	—	525,000	225,000	253,125	309,375
Robert W. Zoller, Jr.	—	—	100,000	200,000	171,250	320,000
Christine R. Deister	—	—	50,000	150,000	77,000	231,000
John B. Happ	—	—	175,000	75,000	109,375	103,125

(1)
The market price per share on December 31, 2001 was $4.00 per share.

Compensation of Directors

        During fiscal year 2001, nonemployee directors were each paid a $12,000 annual retainer fee, prorated on a monthly basis. In addition to the $12,000 annual retainer fee, nonemployee directors received a fee of $1,250 for each meeting of the Board of Directors attended (decreased to $625 for telephonic attendance) and a fee of $500 for each committee meeting attended. The Company provided travel to and from Board meetings, as well as hotel accommodations, meals and ground transportation, as needed, for all directors. Mr. Adams, Mr. Casey, Mr. Morella and Ms. Soper, as employee directors, received only reimbursement for expenses incurred in attending meetings.

        In addition to the Standing Board Committees, on October 29, 2001, the Board appointed the members of the Audit Committee to serve as a Special Committee to conduct an independent review of and to negotiate on behalf of the minority shareholders the terms of the merger agreement with Aloha Airgroup, Inc., TurnWorks Acquisition III, Inc. and TurnWorks, Inc. (the "Aloha/TW Merger"), under which the operations of Hawaiian and Aloha Airlines were to have been combined under a single holding entity. The Executive Committee authorized payment to the Special Committee of fees and reasonable business expenses as follows:

	Retainer	Monthly Retainer	In Person Meeting	Telephonic Meeting
Chairman	$30,000	$3,750	$3,750	$1,500
Members	20,000	2,500	2,500	1,000

        The Special Committee met nine times during 2001 and earned the following fees for 2001 which were paid in January 2002: Mr. Cole—$59,250; Mr. Hoar—$38,500; and Mr. Weisfield—$39,500. The Committee continued through March 2002 and held one meeting in 2002. Fees for 2002 were paid as follows: Mr. Cole—$20,250; Mr. Hoar—$8,500; and Mr. Weisfield—$8,500.

        Nonemployee directors of Hawaiian are eligible to receive stock options under the terms of the 1996 Nonemployee Director Stock Option Plan. At its discretion, the Compensation Committee of the Board of Directors, acting pursuant to said Plan, can grant stock options to nonemployee directors under the terms of the plan. During 2001, no options were granted to nonemployee directors pursuant to the 1996 Nonemployee Directors Stock Option Plan.

Employment Contracts: Termination of Employment and Change-in-Control Arrangements

        Hawaiian has entered into employment contracts with each of the named executive officers other than Mr. Adams. Except as described below, the agreements for the named executive officers, as amended to date, have substantially the same terms.

        Each of the agreements specifies the officer's title and general duties and provides for a specified term of employment, which term varies as set forth in the table below and rolls forward on a monthly basis; i.e., on the first day of each month, the term of the agreement is extended for an additional month unless either party has given written notice to the other party that it does not wish the term to be extended. Each agreement sets forth (a) the officer's base salary (which is subject to annual review and may be increased in the sole discretion of the Board of Directors or as the Board has designated), (b) the amount of any "signing bonus" or other special benefits, (c) the eligibility of the officer to receive annual performance bonuses in the sole discretion of the compensation committee and/or the Hawaiian board of directors, (d) the right of the officer to participate in fringe benefit programs and benefit plans (such as pension, disability and life insurance and medical coverages) in accordance with the terms of those programs and benefits, (e) the right of the officer, and the officer's spouse and dependents, to travel benefits on Hawaiian flights, (f) the right of the officer to be included in Hawaiian's executive long-term disability insurance plan, (g) the right of the officer to be reimbursed for business expenses in accordance with Hawaiian policies, (h) the right of the officer to receive an automobile allowance, a housing allowance, and reimbursement for club dues (which rights vary among the named executive officers with employment contracts) and (i) the obligations of the officer to maintain the confidentiality of Hawaiian's information.

        Certain of the contractual provisions that vary in the employment contracts of the four named executive officers are shown in the following table:

Name	Effective Date of Contract	Term (Mos.)		Base Salary ($)		Initial Bonus ($)	Special Other Features ($)		Signing Options
Paul J. Casey	04/14/97	36		325,000		70,000	—		150,000
Robert W. Zoller, Jr.	12/01/99	24	(1)	300,000	(2)	—	—		100,000
Christine R. Deister	03/01/01	12	(3)	250,000		75,000	80,000	(4)(5)	200,000
John B. Happ	12/15/97	18		225,000		—	50,000	(5)	—

(1)
The term of Mr. Zoller's employment agreement increased from 12 months to 24 months on December 1, 2001, the second anniversary of the effective date of his employment agreement.

(2)
Mr. Zoller's base salary was increased from $230,000 to $300,000 effective as of January 31, 2001.

(3)
The term of Ms. Deister's employment agreement will increase to 24 months on the second anniversary of the effective date of her employment agreement and will increase to 18 months upon a change of control before the second anniversary of the effective date.

(4)
Lump sum payment of $30,000 towards temporary living expenses.

(5)
Relocation allowance up to $50,000.

        There are also certain differences in the termination provisions in the employment agreements of the named executive officers. All of the agreements provide for termination (a) immediately upon the officer's death, (b) at Hawaiian's election, if the officer is unable to perform his or her duties as a result of a medical or physical incapacity for 120 days in any consecutive 7-month period, (c) at any time by Hawaiian for "cause" (as defined in the agreements) and (d) at any time by Hawaiian without cause. In addition, the employment agreements with Mr. Casey, Mr. Zoller and Ms. Deister provide that they may be terminated by the officer for "good reason" (which includes certain transactions that involve changes in control, a material change in the officer's duties, a material breach by Hawaiian of the agreement, the failure by Hawaiian to provide incentive compensation and benefit plans comparable to those in effect at the time the agreement was entered into and the relocation of Hawaiian's principal executive offices outside the Honolulu area). If the officer's employment is terminated by death or by reason of disability, the officer (or his or her beneficiaries) is entitled to benefits in accordance with Hawaiian's retirement, insurance and other programs and plans then in effect. If the officer's employment is terminated (a) by act of Hawaiian other than for cause, or (b) in the case of Mr. Casey, Mr. Zoller and Ms. Deister, by such officer for good reason, then such officer is entitled to receive: (1) any base salary accrued but unpaid prior to the termination date and (2) the continued payment of the officer's base salary and fringe benefits for a period after the termination date that is equal to the term of the officer's employment agreement as discussed above.

        Finally, the agreements provide that an officer terminated for cause is not entitled to continuation of such officer's base salary or other benefits after the termination date.

        On June 30, 2000, the compensation committee of Hawaiian's Board authorized amendments of employment agreements with and certain agreements granting options to, certain of the officers to provide that, for those of the specified officers who continued to be employed by the Company, in the event a change of control in ownership of Hawaiian occurs before June 30, 2003, (a) all stock options granted to such officers prior to and on June 30, 2000 would accelerate and become fully vested and (b) the exercise price of any unexercised options previously granted to such officers and having a higher exercise price than the market price of the stock on June 30, 2000 would then be "reset" to the market price on June 30, 2000.

Compensation Committee Report

Strategy and Objectives for Executive Compensation

        The Compensation Committee of the board of directors of Hawaiian is charged with making compensation recommendations to the full board of directors for Hawaiian's executive officers at the vice president level and above, along with recommendations for bonuses, deferred compensation and stock option plans. The Compensation Committee also has authority to grant awards under and to administer the 1994 Stock Option Plan and the 1996 Stock Incentive Plan, as amended.

        In determining executive compensation, the Committee reviews such general factors as profitability, operational integrity and customer satisfaction, and takes into consideration the executives' accomplishment of specific projects, which for the executive officers in 2001 included induction of two new aircraft types (Boeing 717-200s replacing DC-9-51s for the interisland fleet and Boeing 767-300ERs replacing DC-10 aircraft for the transpacific and south pacific routes), renegotiation of the collective bargaining agreements with Hawaiian's major unions, and response to the events of September 11, 2001 and the resulting operational and security requirements affecting the entire industry.

Principal Components of Executive Compensation

        Components of executive compensation include annual base salary, specific contract provisions that vary per officer (including term, benefits and fringes), incentive bonuses, and grants of options under Hawaiian's option plans. The annual base salary for an executive officer is generally negotiated at the beginning of employment and reviewed on a regular basis in comparison to industry compensation levels, the need to attract talented executives to Hawaii and the performance objectives listed in the previous section. The award of bonuses is generally related to the achievement of performance objectives. The grant of options is generally incentive based related to individual performance and to the profitablity of Hawaiian. Stock option awards for 2001 were in recognition of newly assumed executive positions and responsibilities for Mr. Adams, Mr. Zoller and Ms. Deister, as reported elsewhere herein.

        As described under the caption "—Employment Contracts; Termination of Employment and Change-in-Control Arrangements," the named executive officers except for Mr. Adams have employment contracts with Hawaiian which set forth their base salaries and other compensation arrangements and provide that their compensation levels are subject to annual review and possible increases in the sole discretion of the board of directors of Hawaiian.

Compensation of Chief Executive Officer

        Mr. Casey's compensation determination for 2001 included the review of several factors, including Mr. Casey's leadership as Hawaiian negotiated its collective bargaining agreements, inducted new aircraft and expanded to new routes. However, Hawaiian's expansion efforts and profitability were greatly affected by the events of September 11, 2001 and their subsequent effect on the air transportation industry. In response to these events, Mr. Casey and executive management took immediate measures to curtail losses, reduce routes and review expansion and other plans, including negotiation of a merger transaction which was projected to provide long-term benefits to Hawaiian. Mr. Casey and executive management were not awarded bonuses or granted stock options for 2001 but Mr. Casey's performance was recognized by an increase in his base salary to $375,000 effective February 1, 2002.

2001/2002 Actions of the Compensation Committee

        On December 21, 2000, the Compensation Committee reviewed the background and credentials of Christine R. Deister for the position of executive vice president, chief financial officer and treasurer and approved, effective March 1, 2001, compensation for Ms. Deister, including a base salary of $250,000, a rolling 12-month contract which will increase to 24 months after two years and other benefits. In addition, the Compensation Committee authorized the grant to Ms. Deister of options to purchase 200,000 shares of Hawaiian common stock on the first day of employment at an exercise price equal to the market value on said date.

        On January 31, 2001, by action of the board of directors of Hawaiian, Mr. Casey was named vice chairman and chief executive officer and Mr. Zoller was named president and chief operating officer. On February 23, 2001, the Compensation Committee authorized an increase in base salary for Mr. Zoller from $230,000 to $300,000 effective January 31, 2001 and granted to Mr. Zoller options to purchase 100,000 shares of Hawaiian common stock at the market price on said date. Further, the Compensation Committee authorized an increase in Mr. Adams' annual base salary from $200,000 to $400,000 effective January 31, 2001 and recommended to the board that the board grant to Mr. Adams options to purchase 200,000 shares of Hawaiian common stock at the market price on said date of grant, which was February 23, 2001.

        On February 25, 2002, the Compensation Committee acknowledged that Hawaiian's review of officer compensation had been interrupted by the proposed Merger involving Aloha Airgroup, Inc. and TurnWorks, Inc. and granted amendments to certain officers' employment agreement and stock option grants with respect to compensation and benefits and the treatment of options previously granted to officers in the event the proposed merger was consummated, including an increase of $50,000 to Mr. Casey's base annual salary, which was increased to $375,000 annually, effective February 1, 2002.

        On March 28, 2002, the Compensation Committee approved a salary of $200,000 per year for H. Norman Davies, Jr., who was appointed executive vice president—operations upon Mr. Zoller's separation from Hawaiian.

        On April 26, 2002, in recognition of the active role of Mr. Adams in executive management, the Compensation Committee approved an increase in Mr. Adams' base salary to $600,000 per year, effective May 1, 2002.

Submitted by the Compensation Committee
Edward Z. Safady, Chairperson
Reno F. Morella
Thomas J. Trzanowski

        The above report of the Compensation Committee will not be deemed to be incorporated by reference into any filing by Hawaiian under the Securities Act or the Securities Exchange Act, except to the extent that Hawaiian specifically incorporates the same by reference, nor shall it be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Exchange Act.

Compensation Committee Interlocks and Insider Participation

        Arthur J. Pasmas, Reno F. Morella and Thomas J. Trzanowski served on the Compensation Committee from January 2001 until May 25, 2001, after which date Edward Z. Safady replaced Mr. Pasmas on the Compensation Committee. No other member of Hawaiian's Board of Directors or other person served on the Compensation Committee during the 2001 fiscal year. Except for Mr. Morella, who is an employee of Hawaiian, no member of the Compensation Committee is (or was during the 2001 fiscal year) a current or former officer or employee of Hawaiian and no executive officer of Hawaiian is (or was during the 2001 fiscal year) a member of the Board or Compensation (or equivalent) Committee of any corporation of which a member of the Hawaiian's Compensation Committee is (or was during the 2001 fiscal year) an executive officer.

Stock Performance Graph

        The following graph compares cumulative total shareholder return of Hawaiian, the S&P 500 Index and our selected peer issuer index from January 1, 1996 to December 31, 2001. The peer issuers we have selected are AirTran Holdings Inc. (formerly ValuJet Inc.), Alaska Airgroup Inc., America West Holding Corporation, Amtran, Inc., Atlantic Coast Airlines, Inc., Great Lakes Aviation Ltd., Mesa Air Group, Inc. and Southwest Airlines. The comparison assumes $100 was invested on June 21, 1995 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG HAWAIIAN AIRLINES, INC., THE S & P 500 INDEX
AND A PEER GROUP

* $100 invested on 12/31/96 in stock or index-
including reinvestment of dividends.
Fiscal year ending December 31.

        The stock performance depicted in the graph above is not to be relied upon as indicative of future performance. The Stock Performance Graph shall not be deemed to be incorporated by reference into any filing by Hawaiian under the Securities Act or the Exchange Act, except to the extent that Hawaiian specifically incorporates the same by reference, nor shall it be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth the beneficial ownership, both direct and indirect, reported to Hawaiian as of the Record Date, of Hawaiian common stock and Hawaiian special preferred stock, including shares as to which a right to acquire ownership within 60 days exists (for example, through the exercise of stock options). The following table presents for Hawaiian for 2001 (a) beneficial owners of more than 5% of Hawaiian common stock and Hawaiian special preferred stock, (b) securities ownership by each director, the chief executive officer, the four other most highly compensated executive officers and (c) securities ownership for the group comprised of all directors and executive officers of Hawaiian. Hawaiian knows of no persons other than those identified below who owned beneficially more than 5% of the outstanding shares of Hawaiian common stock as of Record Date.

Name and Address	Number of Shares(1)		Percent and Class of Stock
Airline Investors Partnership, L.P.	18,181,818	(2)	52.76% of Common Stock
AIP General Partner, Inc. 885 Third Avenue, 34th Floor New York, NY 10022	4	(2)	100% of Series B Special Preferred Stock (Constituting 57.1% of all Preferred Stock)
John W. Adams	18,462,643 4	(2) (2)	53.18% of Common Stock 100% of Series B Special Preferred Stock (Constituting 57.1% of all Preferred Stock)
Amber Arbitrage LDC c/o Custom House Fund Management Ltd. 31 Kildare Street, Dublin 2, Ireland	4,667,672	(3)	13.54% of Common Stock
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	3,221,100	(4)	9.35% of Common Stock
Vanguard Fiduciary Trust Company 14321 North Northsight Boulevard Scottsdale, AZ 85260	1,771,604	(5)	5.14% of Common Stock
Association of Flight Attendants 1625 Massachusetts Avenue, N.W. Washington, DC 20036-2212 Attn.: David Borer, Esq.	1		100% of Series C Special Preferred Stock (Constituting 14.3% of all Preferred Stock)
International Association of Machinists and Aerospace Workers P.O. Box 3141 South San Francisco, CA 94083 Attn: Kenneth Thiede	1		100% of Series D Special Preferred Stock (Constituting 14.3% of all Preferred Stock)
Hawaiian Master Executive Council c/o Air Line Pilots Association 3375 Koapaka Street, Suite F-238-8 Honolulu, HI 96819 Attn.: Master Chairman, Hawaiian MEC	1		100% of Series E Special Preferred Stock (Constituting 14.3% of all Preferred Stock)
Paul J. Casey	535,000	(6)	1.53% of Common Stock
Todd G. Cole	30,000	(7)	Common Stock*
Robert G. Coo	30,765	(7)	Common Stock*
Joseph P. Hoar	24,000	(7)	Common Stock*
Reno F. Morella	8,887	(8)(9)	Common Stock*

Samson Poomaihealani	24,000	(7)	Common Stock*
Edward Z. Safady	42,000	(7)	Common Stock*
Sharon L. Soper	1,165	(9)	Common Stock*
Thomas J. Trzanowski	25,000	(7)(10)	Common Stock*
William M. Weisfield	1,000		Common Stock*
Christine R. Deister	50,000	(11)	Common Stock*
John B. Happ	175,000	(12)	Common Stock*
Robert W. Zoller, Jr.	303,000	(13)	Common Stock*
All directors and executive officers as a group including those named above (23 persons)	20,038,615		58.66% of Common Stock

*
Less than 1%

(1)
Each executive officer and director has sole voting and investment power with respect to the shares listed after his or her name except for shares issued to the Hawaiian Airlines, Inc. 401(k) Savings Plan (the "Savings Plan"), the Hawaiian Airlines, Inc. 401(k) Plan for Flight Attendants (the "Flight Attendants 401(k) Plan") and the Hawaiian Airlines, Inc. Pilots' 401(k) Plan (the "Pilots' Plan") or as otherwise indicated in the footnotes that follow. (The Savings Plan, the Flight Attendants 401(k) Plan and the Pilots' Plan are collectively referred to as the "Plans".) Shares of the Common Stock allocated to participants' accounts in each of the Plans are voted on matters presented at shareholders meetings by the Vanguard Group, Inc. as Trustee for each of the respective Plans ("Trustee"), pursuant to written directions of the participants. Shares held by each Plan with respect to which no participant directions are received are voted according to the direction of the majority of the shares held by each of the Plans for which the Trustee receives written directions. Unallocated shares are voted by fiduciaries designated by the respective Plans.

(2)
According to their Schedule 13D filing with the Securities and Exchange Commission dated January 31, 1996, Airline Investors Partnership, L.P., AIP General Partner, Inc. and John W. Adams exercise sole voting and dispositive power with respect to 18,181,818 shares of Common Stock and all four shares of Series B Special Preferred Stock. Mr. Adams is the sole shareholder of AIP General Partner, Inc. and AIP General Partner, Inc. is the general partner of Airline Investors Partnership, L.P. The shares shown as owned by Mr. Adams include options to purchase 250,000 shares of Common Stock.

(3)
On May 14, 1998, Amber Arbitrage LDC ("Amber") filed a Schedule 13G with the Securities and Exchange Commission in respect of ownership of an aggregate of 4,667,672 shares of Common Stock. Amber reported sole voting power and sole dispositive power with respect to all such shares. No subsequent filing has been made by Amber.

(4)
Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possessed both investment and voting power over 3,221,100 shares of Hawaiian Airlines stock as of December 31, 2001. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.

(5)
On February 14, 2002, Vanguard Fiduciary Trust Company, as trustee of Hawaiian Airlines, Inc. 401(k) Savings Plan, Hawaiian Airlines, Inc. Pilots' 401(k) Plan, and Hawaiian Airlines, Inc. 401(k) Plan for Flight Attendants (the "Plans") filed a Schedule 13G with the Securities and Exchange

  Commission with respect to 1,771,604 shares, or 5.14%, of Hawaiian Airlines Common Stock held as of December 31, 2001. Shares of Common Stock are held in trust for the benefit employees participating in the Plans. Vanguard Fiduciary Trust Company disclaims beneficial ownership of all shares that have been allocated to the individual accounts of Plan participants for which voting directions have been received.

(6)
Includes options to purchase 525,000 shares of Common Stock that have vested or will vest within 60 days of the Record Date, but not options to purchase 225,000 shares that will not vest within 60 days after the Record Date.

(7)
Includes options to purchase 24,000 shares of Common Stock.

(8)
Includes 6,411 shares issued to Mr. Morella's account in the Pilots' Plan.

(9)
Includes an investment in the Flight Attendants 401(k) Plan, the Pilots' Plan or Savings Plan using a unit value accounting method, similar to a mutual fund. To determine the equivalent number of whole shares represented by the fund units, the market value of the shareholder's balance in the Pilots' Plan, the Flight Attendants 401(k) Plan, or the Savings Plan was divided by the share price of Hawaiian's Common Stock.

(10)
Includes 1,000 shares beneficially owned by Mr. Trzanowski's wife. Mr. Trzanowski disclaims beneficial ownership of the shares owned by his wife.

(11)
Consists of options to purchase 50,000 shares of Common Stock that have vested or will vest within 60 days of the Record Date, but not options to purchase 150,000 shares that will not vest within 60 days after the Record Date.

(12)
Consists options to purchase 175,000 shares of Common Stock that have vested or will vest within 60 days of the Record Date, but not options to purchase 75,000 shares that will not vest within 60 days after the Record Date.

(13)
Includes options to purchase 300,000 shares of Common Stock that have vested or will vest within 60 days of the Record Date.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Financial Statements.
	(1)	Report of Ernst & Young LLP, Independent Auditors.*
	(2)	Statements of Operations for the Years ended December 31, 2001, 2000, and 1999.*
	(3)	Balance Sheets, December 31, 2001 and 2000.*
	(4)	Statements of Shareholders' Equity and Comprehensive Income for the Years ended December 31, 2001, 2000, and 1999.*
	(5)	Statements of Cash Flows for the Years ended December 31, 2001, 2000, and 1999.*
	(6)	Notes to Financial Statements.*
Financial Statement Schedule.
	(1)	Report of Independent Auditors of Ernst & Young LLP on Financial Statement Schedule for the Years Ended December 31, 2001, 2000 and 1999.*
	(2)	Schedule of Valuation and Qualifying Accounts.*

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.
(b)	Reports on Form 8-K.
	(1)	Current Report on Form 8-K dated December 19, 2001 reporting Item 5, "Other Events."
	(2)	Current Report on Form 8-K dated February 14, 2002 reporting Item 5, "Other Events."
(c)	Exhibits.
Exhibit 3—Articles of Incorporation, Bylaws.
	(1)	Restated Articles of Incorporation of the Company filed as Exhibit 3(a) to the Company's Registration Statement on Form S-3 as filed December 31, 1998 is incorporated herein by reference.
	(2)	Amended and Restated Bylaws of the Company dated January 31, 2001, as filed herewith.
Exhibit 4—Instruments Defining the Rights of Security Holders Including Indentures.
	(1)	Rights Agreement dated December 23, 1994 filed as Exhibit (1) to the Company's current report on Form 8-K during the fourth quarter of 1994 (date of report—December 23, 1994) is incorporated herein by reference.
	(2)	The following Agreements filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 are incorporated herein by reference:
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
Exhibit 10—Material Contracts.
(1)	Aircraft Loan Agreement, dated March 29, 1999, between Bank of Hawaii and Hawaiian Airlines, Inc. filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof, is incorporated herein by reference.
(2)	The following contracts filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are incorporated herein by reference:
	(a)	Sublease Agreement 060 dated as of October 26, 1999 between Continental Micronesia, Inc. and the Company, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
	(b)	Sublease Agreement 061 dated as of October 26, 1999 between Continental Micronesia, Inc. and the Company, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
	(c)	Aircraft Maintenance Services Agreement dated as of October 26, 1999 by and between the Company and Continental Airlines, Inc., in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
	(d)	Agreement between U.S. Bank National Association and the Company, effective date December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
	(e)	Aircraft General Terms Agreement AGTA-HWI between The Boeing Company and the Company, dated as of December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
	(f)	Purchase Agreement Number 2252 between McDonnell Douglas Corporation and the Company relating to Model 717-22A Aircraft and the following Letter Agreements, dated as of December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof:

		(a)	Customer Services Matters;
		(b)	Spares Initial Provisioning;
		(c)	Aircraft Performance Guarantees;
		(d)	Promotional Support;
		(e)	Business Matters;
		(f)	Purchase Rights Aircraft and Aircraft Model Substitution;
		(g)	Liquidated Damages—Non-Excusable Delay;
		(h)	Guarantee Agreement;
		(i)	Other Matters;
		(j)	Financing Matters;
		(k)	Spares Commitments;
		(l)	Board Approval.
(3)	Further Letter Agreements relating to Purchase Agreement Number 2252 filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 are incorporated herein by reference:
	(a)	Supplemental Agreement No. 1;
	(b)	Other Matters.
(4)	The following contracts filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 are incorporated herein by reference:
	(a)	Loan agreement dated May 26, 2000 between Hawaiian as Borrower and Kreditanstalt fur Wiedaraufbau as Lender and the related Secured Reimbursement Agreement dated as of May 26, 2000 between Hawaiian as Borrower and Rolls-Royce Deutschland GmbH as Guarantor, filed as Exhibit 99-1, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;
	(b)	Commercial Cooperation Agreement between Northwest Airlines, Inc. (NW) and Hawaiian, the Partner Agreement between NW and Hawaiian, and the Multilateral Prorate Agreement among Hawaiian, NW, and KLM Royal Dutch Airways, all dated May 17, 2000, filed as Exhibit 99-2, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;
	(c)	Employment Agreement for Robert W. Zoller, Jr. as Executive Vice President—Operations and Service, effective as of December 1, 1999, filed as Exhibit 99-3;
	(d)	"Deferred Advance Payments" Letter Agreement relating to Purchase Agreement Number 2252 filed as Exhibit 99-4, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
(5)	Sublease Agreement 084 dated as of December 8, 2000 between Continental Airlines, Inc. and the Company, filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof, is incorporated herein by reference.
(6)	The following contracts filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 are incorporated herein by reference:
	(a)	Employment Agreement for Christine Deister as Executive Vice President—Chief Financial Officer—Treasurer, effective as of March 1, 2001.

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
(7)	Lease Agreement between AWMSI and the Company, dated as of June 8, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28140 ("Lease Agreement 28140"), filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof, is incorporated herein by reference. The Company has also entered into that Lease Agreement between AWMSI and the Company, dated as of June 8, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28141 ("Lease Agreement 28141") and that Lease Agreement between AWMSI and the Company, dated as of June 8, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28139 ("Lease Agreement 28139"), which lease agreements are substantially identical to Lease Agreement 28140 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 28141 and Lease Agreement 28139 are not being filed herewith.
(8)	The following contracts filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 are incorporated herein by reference:

(a)	Lease Agreement between International Lease Finance Corporation ("ILFC") and the Company, dated as of July 16, 2001, for one Boeing Model 767-3G5ER aircraft, Manufacturer's Serial Number 24257 ("Lease Agreement 24257"), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof. The Company has also entered into that Lease Agreement between ILFC and the Company, dated as of July 16, 2001 for one Boeing Model 767-3G5ER aircraft, Manufacturer's Serial Number 24258 ("Lease Agreement 24258"), that Lease Agreement between ILFC and the Company, dated as of July 16, 2001, for one Boeing Model 767-3G5ER aircraft, Manufacturer's Serial Number 25531 ("Lease Agreement 25531"), and that Lease Agreement between ILFC and the Company, dated as of July 16, 2001, for one Boeing Model 767-3G5ER aircraft, Manufacturer's Serial Number 24259 ("Lease Agreement 24259"), which lease agreements are substantially identical to Lease Agreement 24257 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 24258, Lease Agreement 25531, and Lease Agreement 24259 are not being filed herewith.
(b)	Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33421 ("Lease Agreement 33421"), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof. The Company has also entered into that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33422 ("Lease Agreement 33422"), that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33423 ("Lease Agreement 33423"), that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33424 ("Lease Agreement 33424"), and that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33425 ("Lease Agreement 33425"), which lease agreements are substantially identical to Lease Agreement 33421 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 33422, Lease Agreement 33423, Lease Agreement 33424, and Lease Agreement 33425 are not being filed herewith.

(c)	Lease Agreement between BCC Equipment Leasing Corporation ("BCC") and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33426 ("Lease Agreement 33426"), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof. The Company has also entered into that Lease Agreement between BCC and the Company, dated as of September 20, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33427 ("Lease Agreement 33427"), that Lease Agreement between BCC and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33428 ("Lease Agreement 33428"), and that Lease Agreement between BCC and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33429 ("Lease Agreement 33429"), which lease agreements are substantially identical to Lease Agreement 33426 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 33427, Lease Agreement 33428, and Lease Agreement 33429 are not being filed herewith.
(d)	CodeShare Agreement dated July 1, 2001 between the Company and Alaska Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof.
(9)	PW4060 Engine Fleet Management Program Agreement by and between United Technologies Corporation Pratt & Whitney Division and Hawaiian Airlines, Inc., dated as of October 5, 2001, filed in redacted form since confidential treatment for certain provisions thereof has been requested pursuant to Rule 24.b-2.*
Exhibit 23	Consent of experts and counsel.
(1) Consent of Ernst & Young LLP.*
Exhibit 24	Power of Attorney.*

*
Previously filed on Hawaiian Airlines, Inc. Annual Report on Form 10-K, filed on April 1, 2002, for the year ended December 31, 2001.

EXHIBIT INDEX

Exhibit Number		Description
(a)	Financial Statements.
	(1)	Report of Ernst & Young LLP, Independent Auditors.*
	(2)	Statements of Operations for the Years ended December 31, 2001, 2000, and 1999.*
	(3)	Balance Sheets, December 31, 2001 and 2000.*
	(4)	Statements of Shareholders' Equity and Comprehensive Income for the Years ended December 31, 2001, 2000, and 1999.*
	(5)	Statements of Cash Flows for the Years ended December 31, 2001, 2000, and 1999.*
	(6)	Notes to Financial Statements.*
Financial Statement Schedule.
	(1)	Report of Independent Auditors of Ernst & Young LLP on Financial Statement Schedule for the Years Ended December 31, 2001, 2000 and 1999.*
	(2)	Schedule of Valuation and Qualifying Accounts.*

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.
(b)	Reports on Form 8-K.
	(1)	Current Report on Form 8-K dated December 19, 2001 reporting Item 5, "Other Events."
	(2)	Current Report on Form 8-K dated February 14, 2002 reporting Item 5, "Other Events."
(c)	Exhibits.
Exhibit 3—Articles of Incorporation, Bylaws.
	(1)	Restated Articles of Incorporation of the Company filed as Exhibit 3(a) to the Company's Registration Statement on Form S-3 as filed December 31, 1998 is incorporated herein by reference.
	(2)	Amended and Restated Bylaws of the Company dated January 31, 2001, as filed herewith.
Exhibit 4—Instruments Defining the Rights of Security Holders Including Indentures.
	(1)	Rights Agreement dated December 23, 1994 filed as Exhibit (1) to the Company's current report on Form 8-K during the fourth quarter of 1994 (date of report—December 23, 1994) is incorporated herein by reference.
	(2)	The following Agreements filed as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 are incorporated herein by reference:
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
Exhibit 10—Material Contracts.
(1)	Aircraft Loan Agreement, dated March 29, 1999, between Bank of Hawaii and Hawaiian Airlines, Inc. filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof, is incorporated herein by reference.
(2)	The following contracts filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are incorporated herein by reference:
	(a)	Sublease Agreement 060 dated as of October 26, 1999 between Continental Micronesia, Inc. and the Company, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
	(b)	Sublease Agreement 061 dated as of October 26, 1999 between Continental Micronesia, Inc. and the Company, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
	(c)	Aircraft Maintenance Services Agreement dated as of October 26, 1999 by and between the Company and Continental Airlines, Inc., in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
	(d)	Agreement between U.S. Bank National Association and the Company, effective date December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
	(e)	Aircraft General Terms Agreement AGTA-HWI between The Boeing Company and the Company, dated as of December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

	(f)	Purchase Agreement Number 2252 between McDonnell Douglas Corporation and the Company relating to Model 717-22A Aircraft and the following Letter Agreements, dated as of December 31, 1999, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof:
		(a)	Customer Services Matters;
		(b)	Spares Initial Provisioning;
		(c)	Aircraft Performance Guarantees;
		(d)	Promotional Support;
		(e)	Business Matters;
		(f)	Purchase Rights Aircraft and Aircraft Model Substitution;
		(g)	Liquidated Damages—Non-Excusable Delay;
		(h)	Guarantee Agreement;
		(i)	Other Matters;
		(j)	Financing Matters;
		(k)	Spares Commitments;
		(l)	Board Approval.
(3)	Further Letter Agreements relating to Purchase Agreement Number 2252 filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 are incorporated herein by reference:
	(a)	Supplemental Agreement No. 1;
	(b)	Other Matters.
(4)	The following contracts filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 are incorporated herein by reference:
	(a)	Loan agreement dated May 26, 2000 between Hawaiian as Borrower and Kreditanstalt fur Wiedaraufbau as Lender and the related Secured Reimbursement Agreement dated as of May 26, 2000 between Hawaiian as Borrower and Rolls-Royce Deutschland GmbH as Guarantor, filed as Exhibit 99-1, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;
	(b)	Commercial Cooperation Agreement between Northwest Airlines, Inc. (NW) and Hawaiian, the Partner Agreement between NW and Hawaiian, and the Multilateral Prorate Agreement among Hawaiian, NW, and KLM Royal Dutch Airways, all dated May 17, 2000, filed as Exhibit 99-2, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof;
	(c)	Employment Agreement for Robert W. Zoller, Jr. as Executive Vice President—Operations and Service, effective as of December 1, 1999, filed as Exhibit 99-3;
	(d)	"Deferred Advance Payments" Letter Agreement relating to Purchase Agreement Number 2252 filed as Exhibit 99-4, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.
(5)	Sublease Agreement 084 dated as of December 8, 2000 between Continental Airlines, Inc. and the Company, filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof, is incorporated herein by reference.
(6)	The following contracts filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 are incorporated herein by reference:
	(a)	Employment Agreement for Christine Deister as Executive Vice President—Chief Financial Officer—Treasurer, effective as of March 1, 2001.

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
(7)	Lease Agreement between AWMSI and the Company, dated as of June 8, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28140 ("Lease Agreement 28140"), filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof, is incorporated herein by reference. The Company has also entered into that Lease Agreement between AWMSI and the Company, dated as of June 8, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28141 ("Lease Agreement 28141") and that Lease Agreement between AWMSI and the Company, dated as of June 8, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28139 ("Lease Agreement 28139"), which lease agreements are substantially identical to Lease Agreement 28140 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 28141 and Lease Agreement 28139 are not being filed herewith.
(8)	The following contracts filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 are incorporated herein by reference:

(a)	Lease Agreement between International Lease Finance Corporation ("ILFC") and the Company, dated as of July 16, 2001, for one Boeing Model 767-3G5ER aircraft, Manufacturer's Serial Number 24257 ("Lease Agreement 24257"), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof. The Company has also entered into that Lease Agreement between ILFC and the Company, dated as of July 16, 2001 for one Boeing Model 767-3G5ER aircraft, Manufacturer's Serial Number 24258 ("Lease Agreement 24258"), that Lease Agreement between ILFC and the Company, dated as of July 16, 2001, for one Boeing Model 767-3G5ER aircraft, Manufacturer's Serial Number 25531 ("Lease Agreement 25531"), and that Lease Agreement between ILFC and the Company, dated as of July 16, 2001, for one Boeing Model 767-3G5ER aircraft, Manufacturer's Serial Number 24259 ("Lease Agreement 24259"), which lease agreements are substantially identical to Lease Agreement 24257 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 24258, Lease Agreement 25531, and Lease Agreement 24259 are not being filed herewith.
(b)	Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33421 ("Lease Agreement 33421"), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof. The Company has also entered into that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33422 ("Lease Agreement 33422"), that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33423 ("Lease Agreement 33423"), that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33424 ("Lease Agreement 33424"), and that Lease Agreement between AWMSI and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33425 ("Lease Agreement 33425"), which lease agreements are substantially identical to Lease Agreement 33421 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 33422, Lease Agreement 33423, Lease Agreement 33424, and Lease Agreement 33425 are not being filed herewith.

(c)	Lease Agreement between BCC Equipment Leasing Corporation ("BCC") and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33426 ("Lease Agreement 33426"), filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof. The Company has also entered into that Lease Agreement between BCC and the Company, dated as of September 20, 2001 for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33427 ("Lease Agreement 33427"), that Lease Agreement between BCC and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33428 ("Lease Agreement 33428"), and that Lease Agreement between BCC and the Company, dated as of September 20, 2001, for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33429 ("Lease Agreement 33429"), which lease agreements are substantially identical to Lease Agreement 33426 except with respect to aircraft information, delivery date and certain other information as to which the Company is requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Lease Agreement 33427, Lease Agreement 33428, and Lease Agreement 33429 are not being filed herewith.
(d)	CodeShare Agreement dated July 1, 2001 between the Company and Alaska Airlines, Inc. filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain provisions thereof.
(9)	PW4060 Engine Fleet Management Program Agreement by and between United Technologies Corporation Pratt & Whitney Division and Hawaiian Airlines, Inc., dated as of October 5, 2001, filed in redacted form since confidential treatment for certain provisions thereof has been requested pursuant to Rule 24.b-2.*
Exhibit 23	Consent of experts and counsel.
(1) Consent of Ernst & Young LLP.*
Exhibit 24	Power of Attorney.*

*
Previously filed on Hawaiian Airlines, Inc. Annual Report on Form 10-K, filed on April 1, 2002, for the year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN AIRLINES, INC.
April 30, 2002	By	/s/ CHRISTINE R. DEISTER Christine R. Deister Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2002.

SIGNATURE	TITLE

* John W. Adams	Chairman of the Board of Directors
* Paul J. Casey	Vice Chairman, Chief Executive Officer and President (Principal Executive Officer)
* Christine R. Deister	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Todd G. Cole	Director
* Robert G. Coo	Director
* Joseph P. Hoar	Director
* Reno F. Morella	Director
* Samson Po'omaihealani	Director
* Edward Z. Safady	Director
* Sharon L. Soper	Director
* Thomas J. Trzanowski	Director

* William M. Weisfield	Director

By:	/s/ CHRISTINE R. DEISTER Attorney-in-Fact

*
Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto.

QuickLinks

INTRODUCTION
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
EXHIBIT INDEX
SIGNATURES