Form 10-Q
period 2002-03-31
HAWAIIAN AIRLINES INC/HI
filed 2002-05-15
CIK 46205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Registrant’s Telephone Number, Including Area Code: (808) 835-3700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes        ☐  No

As of May 10, 2002, 33,674,143 shares of Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hawaiian Airlines, Inc.

Condensed Statements of Operations

(in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Operating Revenues:
Passenger	$112,951	$113,764
Charter	13,548	22,375
Cargo	4,778	6,100
Other	6,862	5,806
Total	138,139	148,045

Operating Expenses:
Wages and benefits	52,042	43,804
Aircraft fuel, including taxes and oil	20,902	30,537
Maintenance materials and repairs	21,098	25,069
Aircraft rentals	17,639	6,183
Other rentals and landing fees	4,361	5,948
Sales commissions	4,711	2,990
Depreciation and amortization	1,966	3,575
Restructuring charges	—	(3,600)
Other	34,048	32,814
Total	156,767	147,320

Operating Income (Loss)	(18,628)	725

Nonoperating Income (Expense):
Interest income (expense), net	(53)	330
Gain (loss) on disposition of equipment	148	(136)
Other, net	(47)	(527)
Total	48	(333)

Income (Loss) Before Income Taxes	(18,580)	392

Income Tax Provision	—	(176)

Net Income (Loss)	$(18,580)	$216

Net Income (Loss) Per Common Stock Share:
Basic	$(0.54)	$0.01
Diluted	$(0.54)	$0.01

Weighted Average Number of Common Stock Shares Outstanding:
Basic	34,311	33,712
Diluted	34,311	33,750

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.

Condensed Balance Sheets (in thousands)

	March 31,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$93,602	$102,860
Restricted cash	21,974	26,910
Accounts receivable, net	32,403	35,010
Inventories, net	5,009	4,675
Deferred tax assets, net	3,000	3,000
Prepaid expenses and other	8,447	6,877
Total current assets	164,435	179,332

Property and equipment, less accumulated depreciation and amortization of $34,652 and $33,159 in 2002 and 2001, respectively	45,354	45,256
Long-term prepayments and other	45,769	49,482
Deferred tax assets, net	2,904	2,904
Reorganization value in excess of amounts allocable to identifiable assets, net	28,320	28,320

Total Assets	$286,782	$305,294

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$59,842	$71,926
Air traffic liability	123,292	110,641
Other accrued liabilties	50,547	59,824
Current portion of long-term debt	5,421	5,469
Current portion of capital lease obligations	1,457	1,516
Total current liabilities	240,559	249,376

Long-term debt	1,468	1,673
Capital lease obligations	3,188	3,308
Accumulated pensions and other postretirement benefit obligations	67,555	63,451
Other liabilities and deferred credits	9,016	8,696

Shareholders' Deficit:
Common and Special Preferred Stock	418	415
Capital in excess of par value	85,835	84,592
Notes receivable from Common Stock sales	(1,560)	(1,560)
Accumulated deficit	(67,400)	(48,820)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(54,125)	(51,600)
Unrealized gain (loss) on hedge instruments	1,828	(4,237)

Shareholders' deficit	(35,004)	(21,210)

Total Liabilities and Shareholders' Deficit	$286,782	$305,294

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.

Condensed Statements of Cash Flows (in thousands) (Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Cash Flows From Operating Activities:
Net income (loss)	$(18,580)	$216
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,836	2,738
Amortization	130	837
Net periodic postretirement benefit cost	597	344
Restructuring charges	—	(3,600)
Loss (gain) on disposition of equipment	(148)	136
Decrease in restricted cash	4,936	—
Fair value adjustment on derivatives	—	471
Decrease (increase) in accounts receivable	2,607	(8,004)
Decrease (increase) in inventories	(334)	262
Decrease (increase) in prepaid expenses	4,495	(2,970)
Decrease in deferred tax assets	—	176
Decrease in accounts payable	(12,084)	(4,801)
Increase in air traffic liability	12,651	34,344
Increase (decrease) in accrued liabilities	(8,031)	1,408
Other, net	5,015	(1,700)
Net cash provided by (used in) operating activities	(6,910)	19,857
Cash Flows From Investing Activities:
Additions to property and equipment	(1,164)	(6,022)
Progress payments on flight equipment	(716)	(1,704)
Net proceeds from disposition of equipment	148	12,722
Net cash provided by (used in) investing activities	(1,732)	4,996
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	12
Long-term borrowings	92	511
Repayment of long-term debt	(345)	(7,417)
Repayment of capital lease obligations	(363)	(562)
Net cash used in financing activities	(616)	(7,456)
Net increase (decrease) in cash and cash equivalents	(9,258)	17,397

Cash and cash equivalents - Beginning of Period	102,860	67,832
Cash and cash equivalents - End of Period	$93,602	$85,229

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.

Notes to Condensed Financial Statements (Unaudited)

1.             Business and Basis of Presentation

Hawaiian Airlines, Inc. (“Hawaiian” or the “Company”) was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on operating revenues, is the largest airline headquartered in Hawaii. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company’s passenger airline business is its chief source of revenue. The Company provides daily passenger and cargo service from Hawaii, principally Honolulu to Las Vegas, Nevada, and the five key United States (“U.S.”) West Coast gateway cities of Los Angeles, San Diego and San Francisco, California, Seattle, Washington and Portland, Oregon (“transpacific”).  The Company also provides daily service among the six major islands of the State of Hawaii (“interisland”), and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific (“south pacific”). Charter service is provided from Honolulu to Las Vegas and Anchorage, Alaska (“overseas charter”).  The Company uses 13 new Boeing 717-200 aircraft to service the interisland routes.  From the fourth quarter of 2001 through the second quarter of 2003, the Company plans to replace the DC-10 aircraft used on the transpacific, south pacific and overseas charter routes with sixteen Boeing 767-300ER aircraft.  The Company took delivery of two Boeing 76-300ER aircraft in the first quarter of 2002 and three new Boeing 767-300ER aircraft in the fourth quarter of 2001.

The accompanying unaudited condensed financial statements and notes to the financial statements reflect, in the opinion of management, interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines’ Annual Report on Form 10-K for the year ended December 31, 2001.

Operating results for the quarter ended March 31, 2002 are not normally indicative of the results that may be expected for the twelve months ending December 31, 2002.

2.             New Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142.  Other intangible assets will continue to be amortized over their useful lives.  As of January 1, 2002, the Company had no recorded intangible assets apart from goodwill of $28.3 million, net of accumulated amortization. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net earnings of $2.3 million per year.  The Company will complete the impairment analysis for its goodwill during the second quarter of 2002 and record an impairment adjustment at that time, if necessary.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for the Company on January 1, 2003).  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company is in the process of evaluating the financial statement impact of SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the portion of Accounting Principle Board Opinion No. 30  that deals with disposal of a business segment.  Effective January 1, 2002, the Company adopted SFAS No. 144, which did not have an effect on our results of operations.

3.             Comprehensive Income (Loss)

The Company's balance sheet includes in other comprehensive income (loss) changes in minimum pension liabilities and changes in the fair value of derivative financial instruments that qualify for hedge accounting.  During the first quarter of 2002, the Company recorded other comprehensive losses of $2.5 million related to a change in minimum pension liabilities and other comprehensive income of $6.1 million related to changes in the fair value of derivative financial instruments associated with the Company's fuel hedging program.

4.             Subsequent Events

Termination of Merger with Aloha and TurnWorks.  When it became clear that the April 18, 2002 outside date in the Company’s merger agreement with Aloha Airgroup, Inc. and TurnWorks, Inc. would not be met, the Company was asked by TurnWorks to extend that date.  After discussions with the other parties about potential revisions to the merger as a condition to any extension, the Company decided and announced that it would not agree to an extension.  Subsequently, Aloha and TurnWorks announced they would no longer pursue the merger, and the parties effectively treated the merger agreement as terminated.  To avoid any doubt on the matter, on April 18, 2002, the Company formally terminated the merger agreement, while reserving its position that the merger agreement had been effectively terminated prior to that date.

Stock Repurchase Program.  On April 19, 2002, after the formal termination of the merger agreement, the Company began repurchasing its common stock under the stock repurchase program that was authorized by the board of directors in March 2002.  The program authorizes the Company to repurchase up to 5 million shares of the Company’s common stock from time to time in the open market or privately negotiated transactions.  As of May 10, 2002, under this program, the Company has repurchased approximately 990,700 shares.

Corporate Restructuring.  On May 3, 2002, a Registration Statement on Form S-4 was filed by “Hawaiian Holdings, Inc.” with the Securities and Exchange Commission that relates to a proposed restructuring of the Company to form a holding company, to be called “Hawaiian Holdings, Inc.”  Under the corporate restructuring, the Company would become a wholly owned subsidiary of Hawaiian Holdings, Inc.  The shareholders of the Company would become shareholders of Hawaiian Holdings, Inc., owning the same number of shares and having the same relative ownership percentage of Hawaiian Holdings, Inc. as they have of the Company common stock immediately prior to the completion of the restructuring.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in this Quarterly Report on Form 10-Q, the terms “Hawaiian”, “Company”, “we”, “us”, “our” and similar terms refer to Hawaiian Airlines, Inc., unless the context indicates otherwise.

Forward-Looking Statements

Certain statements contained herein and throughout that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of the Safe Harbor Provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve risks and uncertainties that may impact the actual results of operations. In some cases, identification of forward-looking statements can be made through use of terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology.  Although the Company believes that the assumptions on which any forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements.

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

Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings, could cause the Company’s results to differ from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company will not undertake and expressly disavows any obligations to update any forward-looking statements contained in this Form 10-Q.

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

Operating Statistics

	Three Months Ended
	March 31,
(In thousands, except as otherwise indicated)	2002		2001

Scheduled Operations:
Revenue passengers flown	1,321		1,382
Revenue passenger miles ("RPM")	985,877		984,787
Available seat miles ("ASM")	1,257,214		1,354,597
Passenger load factor	78.4%		72.7%
Passenger revenue per passenger mile ("Yield")	11.5	¢	11.6	¢

Overseas Charter Operations:
Revenue passengers flown	87		106
RPM	240,828		322,348
ASM	254,136		353,730

Total Operations:
Revenue passengers flown	1,408		1,488
RPM	1,226,705		1,307,135
ASM	1,511,350		1,708,327
Revenue per ASM	9.14	¢	8.67	¢
Cost per ASM	10.37	¢	8.62	¢

Results of Operations

For the three months ended March 31, 2002, we reported an operating and net loss of $18.6 million. For the three months ended March 31, 2001, we reported an operating income of $0.7 million and a net income of $0.2 million.

Operating Revenue.  Operating revenues totaled $138.1 million for the three months ended March 31, 2002, compared to $148.0 million for the three months ended March 31, 2001, a decrease of $9.9 million, or 6.7%, primarily due to a decline in charter revenues resulting from the events of September 11th, 2001. Significant quarter-to-quarter variances were as follows:

•                    Scheduled passenger revenues totaled $113.0 million for the three months ended March 31, 2002, a decrease of $0.8 million, or 0.7%, compared to the three months ended March 31, 2001. First quarter year-to-year changes in revenue, passengers and resulting yields from our scheduled operations were as follows:

	Net Change in
Scheduled	Revenue	Net Change in	Net Change in
Operations	(in millions)	Revenue Passengers	Yields

Transpacific	-$2.8	0.0%	-7.2%
Interisland	$2.3	-5.7%	7.2%
South Pacific	-$0.3	-11.6%	2.9%

•                    Overseas charter revenues totaled $13.5 million for the three months ended March 31, 2002, a decrease of $8.8 million, or 39.5%, compared to the three months ended March 31, 2001. On September 25, 2001, a major source of our overseas charter revenues, Renaissance Cruises, Inc. filed for bankruptcy under Chapter 11 and ceased operations, resulting in the termination of our Los Angeles to Papeete, Tahiti charter service.  The loss of revenues from this charter service was partially offset by small increases in our Honolulu to Las Vegas and Honolulu to Anchorage charter service.

•                    Cargo revenue totaled $4.8 million for the three months ended March 31, 2002, a decrease of $1.3 million, or 21.7%, compared to the three months ended March 31, 2001.  As a result of the events of September 11, 2001, the implementation of new security regulations impacted our vendors and restricted our market to certain vendors, resulting in lower freight and mail volume.

•                    Other operating revenues totaled $6.9 million for the three months ended March 31, 2002, an increase of $1.1 million, or 18.2%, compared to the three months ended March 31, 2001. The increase resulted primarily from increases in frequent flyer miles revenue, ground handling revenue and the sale of jet fuel.

Operating Expenses.  Operating expenses totaled $156.8 million for the three months ended March 31, 2002 compared to $147.3 million for the three months ended March 31, 2001, an increase of $9.5 million, or 6.4%.  Significant quarter-to-quarter variances were as follows:

•                    Wages and benefits totaled $52.0 million for the three months ended March 31, 2002, an increase of $8.2 million, or 18.8%, compared to the three months ended March 31, 2001. For the three months ended March 31, 2002, we incurred wage and benefit increases primarily related to the new collective bargaining agreements with our pilots, flight attendants and IAM employees that went into effect during 2001. Additionally, we incurred training costs during the first quarter 2002 associated with the introduction of the B767-300ER aircraft into the fleet.

•                    Aircraft fuel costs, including taxes and oil, totaled $20.9 million for the three months ended March 31, 2002, a decrease of $9.6 million, or 31.6%, compared to the three months ended March 31, 2001.  For the three months ended March 31, 2002, fuel consumption costs decreased $5.8 million, or 20.9%, compared to the same period in 2001 as a result of the decrease in available seat miles and introduction of more fuel-efficient aircraft. In addition to the decrease in fuel consumption, the average cost of aircraft fuel per gallon decreased 27.1%, resulting in a $6.0 million decrease in fuel cost. These cost savings were offset by a $2.9 million loss from our fuel-hedging programs.

•                    Maintenance materials and repairs totaled $21.1 million for the three months ended March 31, 2002, a decrease of $4.0 million, or 15.8%, compared to the three months ended March 31, 2001. The decrease was primarily attributable to a decrease of $2.9 million in DC-9-50 maintenance costs resulting from the replacement of the DC-9-50 fleet and a decrease of $5.5 million related to the DC-10 aircraft.  The cost savings were offset by increases of $2.7 million in Boeing 717-200 maintenance expense resulting from the introduction of Boeing 717-200 aircraft in 2001, and $1.7 million in Boeing 767-300ER maintenance expense from the operation of Boeing 767-300ER in 2002.

•                    Aircraft rentals and landing fees totaled $22.0 million for the three months ended March 31, 2002, an increase of $9.9 million, or 81.3%, compared to the three months ended March 31, 2001. The majority of the increase was due to an increase in aircraft rent resulting from the replacement of DC-9 and DC-10 aircraft with Boeing 717-200 and Boeing 767-300ER aircraft in 2001 and 2002. For the three months ended March 31, 2002, landing fees decreased $1.6 million compared to the same period in 2001 as a result of the State of Hawaii moratorium on landing fees which was effective September 19, 2001 through March 31, 2002.

•                    Sales commissions totaled $4.7 million for the three months ended March 31, 2002, an increase of $1.7 million, or 57.6%, compared to the three months ended March 31, 2001, primarily due to an adjustment in 2001 relating to prepaid commissions and an increase in wholesaler incentive commissions.

•                    Depreciation and amortization expense totaled $2.0 million for the three months ended March 31, 2002, a decrease of $1.6 million, or 45.0%, compared to the three months ended March 31, 2001.  Depreciation expense decreased $1.2 million as a result of the replacement of DC-9 aircraft in 2001. Additionally, commencing in 2002, SFAS No. 142  “Goodwill and Other Intangible Assets” required a change in accounting method; effective January 1, 2002, the Company discontinued amortization of Excess Reorganization Value and as a result no expense was recorded for the amortization of goodwill in the three months ended March 31, 2002 as compared to $0.6 million for the same period in 2001.

•      Other expenses totaled $34.0 million for the three months ended March 31, 2002, an increase of $1.2 million, or 3.8%, compared to the three months ended March 31, 2001.  Increases in merger related legal and consulting fees, insurance and security costs were offset by decreases in interrupted trips and passenger food expense.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents totaled $93.6 million at March 31, 2002.  Additionally, we had restricted cash of $22.0 million at March 31, 2002, comprised primarily of $20.4 million in escrow deposits held by a credit card processor and a $1.6 million deposit securing outstanding letters of credit.

For the three months ended March 31, 2002, cash flows from operating activities used $6.9 million of cash.  Our net loss of $18.6 million was mainly offset by an increase in advance ticket sales of $12.7 million.

For the three months ended March 31, 2002, our investment activities used $1.7 million of cash, primarily due to capital expenditures related to acquisition of equipment.

For the three months ended March 31, 2002, financing activities used $0.6 million in cash.  Our primary cash outflow from financing activities included $0.3 million used in repayments of debt and $0.4 million in payments under capital lease obligations.

On April 19, 2002, after the formal termination of the merger agreement, we began repurchasing our common stock under the stock repurchase program that was authorized by the board of directors in March 2002.  The program authorizes the repurchase of up to 5 million shares of our common stock from time to time in the open market or privately negotiated transactions.  We used approximately $3.1 million to purchase 990,700 shares of common stock since April 19, 2002.

We currently have $0.4 million available under our revolving credit facility with CIT (the “Credit Facility”). CIT has extended the maturity of the Credit Facility to June 30, 2002, which may be automatically renewed for successive one-month terms thereafter unless terminated by the Company or CIT with 15 days written notice prior to the end of the term.

We continue to incur significant additional expenses resulting from the events of September 11th, 2001, primarily relating to increased security costs and increased aviation insurance costs which we expect will continue for an indefinite period of time. Based on current trends we cannot determine at this time the continuing effects of the September 11, 2001 terrorist attacks and the resulting impact on our future profitability.

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

We are required to account for our fuel-hedging program under SFAS No. 133. For the three month period ended March 31, 2002, realized net losses on liquidated contracts of $2.9 million are included as a component of aircraft fuel cost. Based upon our derivative positions, unrealized gains of $1.8 million have been recognized as other comprehensive income on the balance sheet as of March 31, 2002 related to hedging instruments included in the assessment of hedge effectiveness. We expect to reclassify income on derivative instruments from accumulated other comprehensive income to operations during the next twelve months when the hedged fuel expenses are recognized.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no material developments in legal proceedings previously reported in our Form 10-K for the year 2001 and no new material legal proceedings have become reportable events during the three months ended March 31, 2002.

ITEM 2.	CHANGES IN SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

A majority of the Company’s ticket sales for the first quarter of 2002 are made by travel agents, including approximately 29% by four large wholesalers.  In the first quarter of 2002, Panda Travel, Inc. constituted approximately 19% of the Company’s total ticket sales.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits.

None.

(b)         Reports on Form 8-K.

Current Report on Form 8-K dated February 14, 2002 reporting Item 5, “Other Events”.

Current Report on Form 8-K dated March 29, 2002 reporting Item 5, “Other Events”.

                                                                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                HAWAIIAN AIRLINES, INC.

May 15, 2002	By	/s/ Christine R. Deister
Christine R. Deister
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)