Form 10-K/A
period 2001-12-31
HAWAIIAN AIRLINES INC/HI
filed 2002-07-23
CIK 46205

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2 TO
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

EXHIBIT INDEX ON PAGE 53

        As used in this Amendment No. 2 to the Annual Report on Form 10-K/A, the terms "Hawaiian", "Company", "we", "us", "our" and similar terms refer to Hawaiian Airlines, Inc., unless the context indicates otherwise.

        We filed our original Annual Report on Form 10-K for the year ended December 31, 2001 with the Securities and Exchange Commission ("SEC") on April 1, 2002 and filed Amendment No. 1 to the Annual Report on Form 10-K/A containing the information required under Part III with the SEC on April 30, 2002. We are filing this Amendment No. 2 to the Annual Report on Form 10-K/A to restate our unaudited 2001 quarterly financial data presented in note 17 to the audited financial statements, as further discussed in note 17. For the purpose of this Amendment No. 2 to the Annual Report on Form 10-K/A, we have amended and restated in its entirety our original Annual Report on Form 10-K filed on April 1, 2002, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 30, 2002. In order to preserve the nature and character of the disclosures as of April 1, 2002 and, with respect to Part III only, as of April 30, 2002, no attempt has been made in this Amendment No. 2 to the Annual Report on Form 10-K/A to modify or update such disclosures for events which occurred subsequent to the original filings on April 1, 2002 and April 30, 2002, respectively.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K/A contains statements that are not related to historical results, including, without limitation, statements regarding Hawaiian's business strategy and objectives, future financial position, estimated cost savings, estimated size and growth of relevant markets and the effects on Hawaiian of the September 11, 2001 terrorist attacks, the Air Transportation Safety and System Stabilization Act ("Stabilization Act") and the Aviation and Transportation Security Act ("Security Act"), are forward-looking statements within the meaning of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Act of 1995. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, traffic, load factors, yields, revenues, unit revenues, expenses, costs, unit costs, capital spending, cash flows, pre-tax margins, earnings, earnings per share, price to earnings ratios, debt load and other forward-looking information include, without limitation, the adverse impact of the September 11 terrorist attacks and the war on terrorism on the economy in general; the demand for air travel; the ability to reduce operating costs and conserve financial resources, taking into account increased costs incurred or to be incurred as a consequence of the attacks; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to reduce costs to a level that takes into account the size of Hawaiian's operation; the ability to raise financing in light of the September 11 events; the cost of crude oil and jet fuel; airline pricing environment; industry capacity decisions; competitors' route decisions; the success of Hawaiian's cost-reduction efforts; strategic decisions of management; adoption of new accounting rules; results of union contract negotiations and their impact on labor costs and operations; the willingness of customers to travel; continued benefits of strategic airline alliances; actions of the U.S., foreign and local governments; foreign currency exchange-rate fluctuations; the stability of the U.S. economy; inflation; the economic environment of the airline industry and the economic environment in general. Forward-looking statements involve risks and uncertainties that may impact Hawaiian's actual results of operations. In some cases, identification of forward-looking statements can be made through use of terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. Although we believe that the assumptions on which any forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements.

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

        Electronic tickets or e-tickets, result in lower distribution costs to us while providing increased customer convenience. In 2001, we recorded over $153.1 million in e-ticket revenue representing approximately 31% of total passenger revenue. Our website, ‹www.hawaiianair.com›, offers customers information on our flight schedules, our frequent flyer program, HawaiianMiles, booking reservations on our flights or connecting flights with any of our code share partners, the status of our flights as well as the ability to purchase tickets or travel packages. We also publish fares with web-based travel services such as ORBITZ, Travelocity, Expedia, Cheap Tickets, Trip, Hotwire, and Priceline. These comprehensive travel planning websites provide customers with convenient online access to airline, hotel, car rental, and other travel services. In 2001, we recorded $27.5 million in ticket sales from web-based travel services compared with $18.1 million in 2000.

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

  Fuel Costs

        Aircraft fuel is a significant expense for any air carrier and even marginal changes in fuel prices can greatly impact a carrier's profitability. The following table sets forth statistics about our aircraft fuel consumption and cost for each of the last three years (including the impact of our fuel hedging program):

Year	Gallons consumed (in thousands)	Total cost, including taxes (in thousands)	Average cost per gallon		% of operating expenses
2001*	129,208	$111,717	86.5	¢	18.8%
2000	141,429	$126,962	89.8	¢	20.4%
1999	120,894	$76,148	63.0	¢	14.4%

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

        The Stabilization Act provides for reimbursement to air carriers and their vendors or subcontractors for increases in the cost of war risk insurance for the first 30 days of reinstated coverage over the premium in effect prior to September 10, 2001. We were reimbursed for the excess cost of war risk insurance above that previously incurred for the first 30-day period of this interim war risk insurance period, but have not received reimbursement for premiums beyond that period. As of December 31, 2001, we received reimbursement of approximately $500,000. Due in part to the events of September 11, 2001, we expect the annual cost of our aviation insurance programs to increase from approximately $3.6 million to approximately $12.4 million.

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

ITEM 6.    SELECTED FINANCIAL DATA.

        The Selected Financial and Statistical Data should be read in conjunction with the accompanying Financial Statements of Hawaiian and the notes related thereto and Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Hawaiian Airlines, Inc.
Selected Financial and Statistical Data (in thousands, except per share data)

	2001	2000	1999	1998		1997
Summary of Operations:
Operating revenues(a)	$611,582	$607,220	$488,877	$426,415		$404,216
Operating expenses(b)	$594,921	$621,022	$529,414	$409,010		$401,714
Operating income (loss)	$16,661	$(13,802)	$(40,537)	$17,405		$2,502
Net income (loss)	$5,069	$(18,615)	$(29,267)	$8,205		$(1,022)
Net Income (Loss) per Common Stock Share:
Basic	$0.15	$(0.48)	$(0.72)	$0.20		$(0.03)
Diluted	$0.15	$(0.48)	$(0.72)	$0.19		$(0.03)
Weighted Average Shares Outstanding:
Basic	33,811	38,537	40,997	40,921	*	40,361	*
Diluted	33,947	38,537	40,997	42,205	*	40,361	*
Shareholders' Equity Per Share (Without Dilution)	$(0.62)	$0.54	$1.61	$2.22		$2.12
Shares Outstanding at End of Period	34,151	33,708	40,997	40,997	*	40,889	*
Balance Sheet Items:
Total assets	$305,294	$256,968	$241,937	$221,911		$200,824
Property and equipment, net	$45,256	$83,743	$65,272	$84,922		$66,243
Long-term debt, excluding current portion	$1,673	$10,763	$23,858	$14,454		$3,991
Capital lease obligations, excluding current portion	$3,308	$2,067	$2,790	$5,966		$10,580
Shareholders' equity(c)	$(21,210)	$18,259	$66,126	$90,887		$86,873
Scheduled Operations:
Revenue passengers	5,478	5,886	5,425	5,010		4,964
Revenue passenger miles	4,295,479	4,492,395	4,076,576	3,649,024		3,479,056
Available seat miles	5,587,566	5,967,810	5,468,589	4,940,001		4,699,609
Passenger load factor	76.9%	75.3%	74.5%	73.9%		74.0%
Passenger revenue per passenger mile	11.4 ¢	10.6 ¢	9.8 ¢	9.7	¢	9.5	¢
Overseas Charter Operations:
Revenue passengers	367	382	283	250		253
Revenue passenger miles	1,097,069	1,165,436	803,524	689,578		683,384
Available seat miles	1,218,734	1,279,749	852,155	733,735		739,619
Total Operations:
Revenue passengers	5,845	6,268	5,708	5,260		5,217
Revenue passenger miles	5,392,548	5,657,831	4,880,100	4,338,602		4,162,440
Available seat miles	6,806,300	7,247,559	6,320,744	5,673,736		5,439,228
Passenger load factor	79.2%	78.1%	77.2%	76.5%		76.5%
Revenue Per ASM	8.99 ¢	8.38 ¢	7.73 ¢	7.52	¢	7.43	¢
Cost Per ASM	8.74 ¢	8.57 ¢	8.38 ¢	7.21	¢	7.39	¢

*
Includes shares reserved for issuance under the Consolidated Plan of Reorganization dated September 21, 1993, as amended.

(a)
For 2001, overall revenues and expenses were significantly unfavorably impacted by the events of September 11, 2001.

(b)
For 2001, operating expenses included a $30.8 million special credit for estimated proceeds from the federal government under the Stabilization Act and a $3.6 million favorable adjustment to the restructuring charge recorded in 2000. For 2000, operating expenses included a $14.9 million restructuring charge related to DC-9-50 aircraft and expendable inventory, and a $7.6 million loss on assets held for sale related to sale-leaseback transactions on two DC-10 aircraft. For 1999, operating expenses included a $47.0 million impairment loss related to DC-9-50 aircraft.

(c)
For 2001, 2000 and 1998, shareholders' equity included other comprehensive losses related to minimum pension liability adjustments of $51.6 million, $10.1 million and $4.5 million, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This discussion analyzes our operations for the fiscal years ended December 31, 2001, 2000 and 1999. The following information should be read together with our audited financial statements and the accompanying notes included elsewhere in this report.

        For the periods indicated, the following table presents a breakdown of the components of operating revenue and expenses as well as the percentage relationship that these items bear to the total operating revenue and the percentage increase (decrease) in the dollar amounts of such items.

	Percentage of Total Operating Revenue			Percentage Change
	Year Ended December 31,
				2001 vs. 2000	2000 vs. 1999
	2001	2000	1999
Operating Revenues:
Passenger	79.8	78.3	81.9	2.7	18.8
Charter	12.4	13.6	9.5	(8.2)	76.8
Cargo	3.6	4.6	4.7	(20.1)	21.7
Other	4.2	3.5	3.9	17.8	12.4

Total Operating Revenues	100.0%	100.0%	100.0%	0.7	24.2

Operating Expenses:
Wages and benefits	30.9	26.4	28.3	17.7	15.9
Aircraft fuel, including taxes and oil	18.3	21.0	15.6	(12.1)	66.6
Maintenance materials and repairs	16.2	18.3	20.8	(11.0)	9.3
Rentals and landing fees	10.1	6.5	6.5	56.5	24.7
Sales commissions	3.4	2.4	2.6	40.6	18.7
Depreciation and amortization	2.3	2.7	3.5	(14.3)	(4.8)
Impairment loss	—	—	9.6	—	n/a
Restructuring charges	(0.6)	2.5	—	(124.1)	n/a
Loss on assets held for sale	—	1.2	—	n/a	n/a
Special credit (Stabilization Act)	(5.0)	—	—	n/a	—
Other	21.7	21.3	21.4	3.1	23.3

Total Operating Expenses	97.3%	102.3%	108.3%	(4.2)%	17.3%

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

Results of Operations

  2001 Compared to 2000

        For the year ended December 31, 2001, we reported operating income of $16.7 million and net income of $5.1 million. For the year ended December 31, 2000, we reported an operating loss of $13.8 million and a net loss of $18.6 million.

        For the year ended December 31, 2001, overall revenues and expenses were unfavorably impacted by the events of September 11, 2001. That impact was mitigated by relief received under the Stabilization Act, which resulted in a credit to operating expenses of $30.8 million. Except for this item, it is not practicable to determine the impact of those events on individual elements of our operations, and the discussion that follows makes no attempt to set forth what would have been our 2001 operating results had the events of September 11, 2001 not occurred.

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

	Net Change in Revenue (in millions)	Net Change in Revenue Passengers	Net Change in Yields
Transpacific	$8.6	-4.7%	+7.0%
Interisland	$5.5	-7.7%	+11.8%
South Pacific	$-1.3	-8.2%	+1.2%
  •
  Overseas charter revenues totaled $75.6 million for the year ended December 31, 2001, a decrease of $6.7 million, or 8.2%, compared to the year ended December 31, 2000. On September 25, 2001, a major source of our overseas charter revenues, Renaissance Cruises, Inc. filed for bankruptcy under Chapter 11 and ceased operations, resulting in the termination of our Los Angeles to Papeete, Tahiti charter service. The loss of revenues from this charter service was partially offset by small increases in our Honolulu to Las Vegas and Honolulu to Anchorage charter service.

  •
  Cargo revenue totaled $22.2 million for the year ended December 31, 2001, a decrease of $5.6 million, or 20.1%, compared to the year ended December 31, 2000, due to a decrease in cargo pounds carried.

  •
  Other operating revenues totaled $25.4 million for the year ended December 31, 2001, an increase of $3.8 million, or 17.8%, over the year ended December 31, 2000, primarily due to an increase in the recognition of frequent flyer miles revenue, ground handling revenue and ticket cancellation penalty revenue.

        Operating Expenses.    Operating expenses, including restructuring charges and the special credit resulting from federal financial assistance received under the Stabilization Act, totaled $594.9 million for the year ended December 31, 2001 compared to $621.0 million for the year ended December 31, 2000, a decrease of $26.1 million, or 4.2%. Significant year to year variances were as follows:

  •
  Wages and benefits totaled $188.8 million for the year ended December 31, 2001, an increase of $28.4 million, or 17.7%, over the year ended December 31, 2000, primarily due to certain one-time payments, non-cash charges and salary and wage increases related to the new collective bargaining agreements with our pilots, flight attendants and IAM employees that went into effect during 2001, and an overall increase in employee benefits.

  •
  Aircraft fuel costs, including taxes and oil, totaled $111.9 million for the year ended December 31, 2001, a decrease of $15.3 million, or 12.1%, compared to the year ended December 31, 2000. Due to the 6.1% decrease in available seat miles year over year and the introduction of the more fuel- efficient Boeing 717-200 aircraft on interisland routes and three Boeing 767-300ER aircraft on transpacific routes, aircraft fuel consumption decreased 8.6%, resulting in a decrease in fuel cost of $12.0 million. The average cost of aircraft fuel per gallon decreased 13.2%, resulting in a $16.7 million decrease in fuel cost. Our fuel-hedging program expense was $1.7 million in 2001, compared to a benefit of $11.7 million in 2000.

  •
  Maintenance materials and repairs totaled $99.0 million for the year ended December 31, 2001, a decrease of $12.2 million, or 11.0%, compared to the year ended December 31, 2000, primarily due to a decrease of $21.4 million in DC-9-50 maintenance resulting from the reduction of the DC-9-50 fleet, offset by increases of $5.7 million in Boeing 717-200 maintenance expense resulting from the introduction of Boeing 717-200 aircraft in 2001, and $3.0 million in DC-10 maintenance expense due to additional DC-10 aircraft hours flown and increased maintenance rates.

  •
  Rentals and landing fees totaled $61.8 million for the year ended December 31, 2001, an increase of $22.3 million, or 56.5%, over the year ended December 31, 2000, mainly due to an increase in aircraft rent resulting from the addition of one DC-10 aircraft in April 2000, one DC-10 aircraft in December 2000, a sale-leaseback arrangement on two other DC-10 aircraft in January 2001 and the addition of 13 Boeing 717-200 aircraft, offset by rental reductions associated with the retirement of certain DC-9-50 aircraft.

  •
  Sales commissions totaled $20.8 million for the year ended December 31, 2001, an increase of $6.0 million, or 40.6%, over the year ended December 31, 2000, primarily due to an increase in wholesaler incentive commissions.

  •
  Other expenses totaled $133.0 million for the year ended December 31, 2001, an increase of $4.0 million, or 3.1%, over the year ended December 31, 2000. In 2001, we incurred approximately $3.2 million in legal and consulting fees and other services related to the proposed merger. Additionally, increases in insurance and security were offset by decreases in interrupted trips and passenger food expense.

  •
  In the year ended December 31, 2000, we recorded approximately $14.9 million of restructuring charges related to excess or obsolete DC-9-50 inventory parts and the return of five DC-9-50 aircraft under operating leases. The year ended December 31, 2001 includes a $3.6 million favorable adjustment to the restructuring charge recorded in 2000 due to a change in the estimated cost to comply with the airframe return provisions under the DC-9-50 aircraft operating leases. The change in estimate is based on renegotiation of the return provisions with the respective lessors which were concluded in 2001.

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

        Operating Revenues.    Operating revenues totaled $607.2 million in 2000 compared to $488.9 million in 1999, an increase of $118.3 million, or 24.2%. Significant year-to-year variances were as follows:

  •
  Scheduled passenger revenues totaled $475.5 million for the year ended December 31, 2000, an increase of $75.2 million, or 18.8%, over the year ended December 31, 1999. The increase resulted from the introduction of additional DC-10 capacity, efforts to improve fare and passenger mix and initiation and maintenance of general price increases. Year-to-year changes in revenue, passengers and resulting yields on our transpacific, interisland and south pacific flights were as follows:

	Net Change in Revenue (in millions)	Net Change in Revenue Passengers	Net Change in Yields
Transpacific	$50.5	+9.6%	+9.7%
Interisland	$22.9	+8.1%	+7.3%
South Pacific	$1.8	+9.0%	+0.5%
  •
  Overseas charter revenues totaled $82.4 million for the year ended December 31, 2000, an increase of $35.8 million, or 76.8%, over the year ended December 31, 1999. The increase is primarily associated with the commencement of charters between Los Angeles and Tahiti on August 31, 1999 and operation of additional ad hoc charters year over year.

  •
  Cargo and other operating revenues totaled $49.4 million for the year ended December 31, 2000, an increase of $7.3 million, or 17.4%, over the year ended December 31, 1999. The increase is primarily due to additional capacity and increased cargo rates resulting in increased cargo revenues, general increases in our contract services and revenue from expanded promotion of our frequent flyer program.

        Operating Expenses.    Operating expenses totaled $621.0 million for the year ended December 31, 2000, an increase of $91.6 million, or 17.3%, from total operating expenses of $529.4 million for the year ended December 31, 1999. All fluctuations in operating expenses per available seat mile were affected by an overall increase in available seat miles of approximately 14.7% in 2000 from 1999. Significant year to year variances were as follows:

  •
  Wages and benefits totaled $160.5 million for the year ended December 31, 2000 versus $138.4 million for the year ended December 31, 1999, an increase of $22.1 million, or 15.9%. The increase is substantially attributable to a 3% wage increase effective January 1, 2000 and additional wages and benefits due to implementation of our growth strategies which resulted in increased flying operations. We had 3,313 active employees at the end of 2000 versus 3,091 active employees at the end of 1999.

  •
  Maintenance materials and repairs totaled $111.2 million for the year ended December 31, 2000, an increase of $9.4 million, or 9.3%, over the year ended December 31, 1999. We incurred $15.9 million more DC-10 maintenance expense in 2000 than 1999 as a result of increases in the maintenance rates charged by American, the addition of three DC-10 aircraft serviced by Continental, and the number of DC-10 aircraft hours flown. The increase was offset by the reduction of DC-9-50 airframe and engine maintenance of $6.5 million in 2000.

  •
  Aircraft fuel totaled $127.2 million for the year ended December 31, 2000 versus $76.4 million for the year ended December 31, 1999. Year over year, aircraft fuel expense increased by $50.8 million, or 66.6%, primarily due to a 17.0% increase in gallons consumed and a 58.7% increase in the average cost of aircraft fuel per gallon (exclusive of taxes and the impact of Hawaiian's fuel hedging program). The average price per gallon rose continuously throughout the year, with the October, November and December prices each more than $1.00 per gallon. This brought the average purchase price for 2000 to $.90 per gallon. Our fuel hedging program offset more than $11.7 million of the cost increase and reduced the net fuel cost per gallon by more than $.08 to less than $.82.

  •
  Rentals and landing fees totaled $39.5 million for the year ended December 31, 2000, an increase of $7.8 million, or 24.7%, over the year ended December 31, 1999. The increase is a net of $4.8 million of additional landing fees incurred in 2000, as the two-year moratorium placed on landing fees at all airports in the State of Hawaii ended September 1, 1999, less $1.1 million in landing fees refunded in 2000, $3.7 million in lease rent paid for the three additional DC-10s placed into service between December 1999 and December 2000 and $0.5 million in additional space rentals.

  •
  Depreciation and amortization totaled $16.3 million for the year ended December 31, 2000 compared to $17.1 million for the year ended December 31, 1999, a decrease of $1.8 million, or 10.5%. The decrease is due to the reduction in DC-9-50 property as a result of the impairment loss recorded in December 1999, offset by the additional depreciation incurred from property placed into service in 2000.

  •
  Sales commissions totaled $14.8 million for the year ended December 31, 2000, an increase of $2.3 million, or 18.7%, compared to the year ended December 31, 1999. The increase is due to an increase in commissionable sales offset by a decrease in the commission rate.

  •
  Other operating expenses totaled $129.0 million for the year ended December 31, 2000, an increase of $24.4 million, or 23.3%, compared to the year ended December 31, 1999. The increase is due to a combination of additional expenses incurred in 2000, including $1.4 million in advertising and promotion costs, $4.2 million in food and beverage expenses, $3.4 million in general and administrative costs (including credit card processing fees, booking fees, and third party services), $4.5 million in aircraft and passenger service related expenses, $1.1 million in personnel expenses primarily relating to crew accommodations, $4.7 million in interrupted trips and denied boarding expenses, $1.3 million in aircraft damages and $3.3 million in adjustments to assets held for sale inventory.

  •
  On December 31, 1999, we signed a definitive agreement to acquire thirteen new Boeing 717-200 aircraft, subject to the approval of our board of directors. Based on an evaluation that we performed in 1999, we decided in the fourth quarter of 1999 to replace the DC-9-50 fleet utilized for our interisland flights within the State of Hawaii with Boeing 717-200s. The decision was based on the lower maintenance and fuel costs of the Boeing 717-200s. As the Boeing 717-200 aircraft were placed in service throughout 2001, the DC-9-50 aircraft were retired and will be sold or returned to the lessors. At December 31, 1999, the carrying value of the DC-9-50 aircraft and related rotables and engines was $58.6 million. We considered the decision to retire the DC-9-50 fleet to be an indicator of impairment of our long-lived assets in accordance with the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result thereof, we performed an evaluation to determine, in accordance with SFAS No. 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts of these aircraft and the related assets. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft were impaired as defined by SFAS No. 121. Consequently, the original cost basis of the DC-9-50 aircraft and related items which we owned or leased under capital leases was reduced to reflect their fair market value of $11.6 million as of December 31, 1999. In determining the fair market value of these assets, we considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The evaluation performed under the guidelines of SFAS No. 121 resulted in a $47.0 million pre-tax, non-cash impairment loss being recorded in fourth quarter 1999. The loss is recorded as an impairment loss under operating expenses on the Statement of Operations. On March 2, 2000, we announced that our board of directors had approved this purchase.

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

        Debt Covenants.    We had aggregate loans and letters of credit outstanding under the Credit Facility of $2.5 million and $1.0 million, respectively, at December 31, 2001. We made principal repayments of approximately $4.6 million in the fourth quarter of 2001. The maximum credit under the Credit Facility was reduced from $4.1 million to $2.7 million and the final maturity of this facility has been extended to April 30, 2002. Interest accrues on the amounts outstanding at prime (4.75% at December 31, 2001) plus 2.0%.

        The Credit Facility is secured by a first lien on substantially all of our property, excluding our owned and leased aircraft, our aircraft engines while installed on aircraft and specified security deposits. In addition, we are restricted from paying any cash or stock dividends on our common stock under the terms of the Credit Facility, and are required to maintain a minimum net worth and comply with other specified covenants.

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

        The acceleration of the loan resulted in a cross default under our Credit Facility, which has been waived. In addition, the Credit Facility requires us to maintain a minimum net worth. We notified CIT of a default under this financial covenant, which also has been waived. In connection with the waivers, CIT extended the final maturity of the Credit Facility to April 30, 2002 and reduced the amount available under the Credit Facility from $4.1 million to $2.7 million.

        Available Sources of Funds.    We have been able to generate sufficient funds from operations to meet our working capital requirements. Other than the Credit Facility, we do not currently have any lines of credit or specific sources of long-term financing. Under the Stabilization Act, we are eligible for loan guarantees, subject to federal guidelines. We cannot guarantee, however, that we will seek or be able to obtain any commercial financing or federal loan guarantees under the Stabilization Act. We also anticipate other sources for credit which may be obtained through the pledging of our unencumbered assets. We estimate that if needed, these alternative methods of financing may be available. We believe that our (i) available cash and cash equivalents, (ii) cash flow from operations and (iii) leasing arrangements will be sufficient to meet our contractual cash obligations for at least the next 12 months.

        Aircraft and Other Commitments.    In 2001, we entered commitments to take delivery of 16 Boeing 767-300 aircraft. We took delivery of three in the fourth quarter of 2001. As of December 31, 2001, we had commitments for the additional 13 Boeing 767-300 aircraft to be delivered in 2002 and 2003. These aircraft are expected to replace our entire DC-10 fleet on our transpacific and south pacific routes. In addition to the delivery of the Boeing 767-300 aircraft, we will take delivery of two Pratt & Whitney spare aircraft engines in September 2002 and one in March 2003. Our current aircraft, engines, and ground service equipment are financed under operating leases and we have entered into operating leases for the 2002 and 2003 Boeing 767-300 aircraft deliveries. We lease our corporate headquarters and ticket and sales offices in the locations we serve. The following table summarizes the effect these significant obligations are expected to have on our cash flow in future periods (in thousands):

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

        Working Capital.    As is common in the airline industry, we operate with negative working capital, which was $70.0 million at December 31, 2001. This position is primarily attributable to $110.6 million in air traffic liability for advance ticket sales. We expect to meet our obligations as they become due through available cash and cash equivalents and cash flow from operations. The existence of such a deficit has not impaired and is not expected to impair our ability to meet our obligations as they become due.

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

        Accounting for Long-Lived Assets.    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. See Note 8 to the financial statements for additional information regarding impairment and restructuring charges.

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

        Pension and Other Postretirement Benefits.    Our pension and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies prescribed under SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for

Postretirement Benefits Other Than Pensions." We utilize certain assumptions including, but not limited to, the selection of the discount rate, expected return on plan assets and expected health care cost trend rate. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in these rates during the year. The expected return on plan assets and health care cost trend rates are based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. In recent years, our accumulated benefit obligations have exceeded the fair value of plan assets (unfunded accumulated benefit obligations). The unfunded accumulated benefit obligation is the minimum pension liability that must be recognized on the balance sheet in accordance with SFAS No. 87. In addition to net pension liabilities already recorded, we recognized an additional amount (minimum pension liability) necessary to record the full amount of the minimum pension liability. Pursuant to SFAS No. 87, minimum pension liability adjustments were recognized through the accumulated other comprehensive loss account which decreased shareholders' equity. In connection with our pension liabilities, any decrease in the interest rate used to discount the accumulated benefit obligations to their present settlement amount will result directly in increased net pension liabilities and decreased shareholders' equity. A change in the discount rate could also have a material impact on future pension expense. See Note 10 to the financial statements for additional information regarding our pension and other postretirement benefits.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are subject to market risks related to aircraft fuel. Refer to Business, Fuel contained in Part I, Item 1 of this Form 10-K and Derivative Financial Instruments, as described above for further discussion on aircraft fuel and related financial instruments. An immediate ten percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2001 prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $2 million. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in future prices as well as related income tax effects. The sensitivity analysis does not consider the effects that such adverse changes may have on overall economic activity nor does it consider additional actions management may take to mitigate our exposure to such changes. Actual results may differ.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

        All of our directors are appointed in accordance with our by-laws, pursuant to which AIP has the right to nominate six directors, and each of the International Association of Machinists and Aerospace Workers, the Association of Flight Attendants and the Air Line Pilots Association, International has the right to nominate one director. In addition, the Hawaiian board is required to nominate one outside director and one director who is a senior management official of Hawaiian. AIP has agreed to vote its shares in favor of the nominees identified by the unions. In addition, our board is required to nominate one outside director (an individual not employed by us or affiliated with AIP or any of our unions), and one director who is a senior management official.

        All officers are appointed annually by our board of directors at their first meeting after the annual meeting of shareholders at which the Hawaiian board is elected and at subsequent meetings of the Hawaiian board or as directed by our by-laws or as delegated by the Hawaiian board.

        Information regarding the current directors and executive officers of Hawaiian is provided below:

        John W. Adams, 58.    Mr. Adams has been the Chairman of the Board of Directors of Hawaiian and of its Executive Committee since 1996. Since 1984, he has been the President of Smith Management LLC, a private investment firm. In February 2002, he became a member of the Board of Directors of Sun Healthcare Group, Inc., a health care company, and he also serves as Chairman of its Executive Committee. He was a member of the Board of Directors of Harvard Industries, Inc. from October 1994 until November 1998, and was Chairman of the Board and Chief Executive Officer of Harvard Industries from February 1997 until November 1998. Harvard Industries filed for protection under Chapter 11 under the Bankruptcy Code in May 1997 and emerged from Chapter 11 protection in November 1998. He served on the Board of Directors of Servico, Inc., a lodging ownership and management company, from April 1994 until August 1997, being Chairman of the Board from December 1995 until he resigned from the Board. Mr. Adams was Chairman of the Board of Directors of Regency Health Services, Inc., a healthcare services company, from July 1994 until October 1997.

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

        Robert G. Coo, 60.    Mr. Coo has been a member of the Board of Directors of Hawaiian since 1996. He has been an independent consultant since 1995. From 1998 to 1999, he was Chief Financial Officer and Secretary of Camstar Systems, a developer of manufacturing execution system (MES) software. He was Vice President and Chief Financial Officer of Pengo Industries, Inc., from 1990 until 1995, a director of Regency Health Services, Inc., from 1991 to 1997 and of First National Bank, San Diego from 1995 to 1997. Mr. Coo is married to the sister of Mr. Adams.

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

        Reno F. Morella, 53.    Mr. Morella has been a member of the Board of Directors of Hawaiian since 1996. He has been a pilot for Hawaiian since 1978. He is currently a Captain flying DC-10 aircraft. He was Chairman of the Hawaiian Master Executive Council of Air Line Pilots Association, International from 1994 until 1998. He was the First Officer Category Representative for Council 102 of Air Line Pilots Association, International from 1993 until 1994.

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

        H. Norman Davies, Jr., 65.    Mr. Davies became Executive Vice President—Operations effective April 1, 2002. He was Vice President—Safety and Security since January 6, 1997 until March 31, 2002. He was Chief Pilot in New York for Delta from November 1991 until June 1996.

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

Summary Compensation Table

	Annual Compensation							Long Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)(1)		Shares of Common Stock Underlying Options (#)
John W. Adams Chairman of the Board	2001 2000 1999	366,667 200,000 200,000		— — —		— — —		200,000 25,000 —
Paul J. Casey Vice Chairman of the Board and Chief Executive Officer	2001 2000 1999	325,000 325,000 316,666		— — 80,000		53,326 11,520 12,364	(1) (1) (1)	— 300,000 —
Robert W. Zoller, Jr. President and Chief Operating Officer	2001 2000 1999	288,333 230,000 9,583	(2)	— — —		— — 36,035	(3)	100,000 100,000 100,000
Christine R. Deister Executive Vice President and Chief Financial Officer	2001 2000 1999	197,917 — —	(2)	75,000 — —		92,593 — —	(3)	200,000 — —
John B. Happ Senior Vice President Marketing and Sales	2001 2000 1999	225,000 225,000 220,000		— — 35,000	(3)	— 35,620 —		— 100,000 —
John L. Garibaldi	2001 2000 1999	— 143,000 239,999		— — 40,000		273,693 173,000 —	(4) (4)	— — —

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

(4)
Mr. Garibaldi's employment with Hawaiian ended on July 14, 2000. Pursuant to the terms of a separation agreement with Mr. Garibaldi, payments of base salary and certain benefits were continued.

Option Grants in Last Fiscal Year

        The following table sets forth information about the options granted to the named executive officers in fiscal year 2001 pursuant to the 1996 Stock Incentive Plan, as amended. During 2001, no options were granted pursuant to the 1994 Stock Option Plan.

Option Grants Last Fiscal Year

						Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term(4)
	Shares of Common Stock Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price ($/Sh)	Expiration Date
						5% ($)	10% ($)
John W. Adams	200,000	33.3%	$2.40	02/23/11	(1)	301,869	764,996
Robert W. Zoller, Jr.	100,000	16.7%	$2.40	04/15/04	(2)	150,935	382,498
Christine R. Deister	200,000	33.3%	$2.46	03/01/11	(3)	309,416	784,121

(1)
Options granted February 23, 2001; 100% vested on August 24, 2001.

(2)
Options granted February 23, 2001; pursuant to a Separation Agreement with Mr. Zoller, all of these options vested on April 15, 2002 and will expire on April 15, 2004.

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

Aggregated Option in Last Fiscal Year and Fiscal Year-End Option Value

	Shares Acquired on Exercise (#)		Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
Name		Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John W. Adams	—	—	250,000	—	366,875	—
Paul J. Casey	—	—	525,000	225,000	253,125	309,375
Robert W. Zoller, Jr.	—	—	100,000	200,000	171,250	320,000
Christine R. Deister	—	—	50,000	150,000	77,000	231,000
John B. Happ	—	—	175,000	75,000	109,375	103,125

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

        Each of the agreements specifies the officer's title and general duties and provides for a specified term of employment, which term varies as set forth in the table below and rolls forward on a monthly basis; i.e., on the first day of each month, the term of the agreement is extended for an additional month unless either party has given written notice to the other party that it does not wish the term to be extended. Each agreement sets forth (a) the officer's base salary (which is subject to annual review and may be increased in the sole discretion of the Board of Directors or as the Board has designated), (b) the amount of any "signing bonus" or other special benefits, (c) the eligibility of the officer to receive annual performance bonuses in the sole discretion of the compensation committee and/or the Hawaiian board of directors, (d) the right of the officer to participate in fringe benefit programs and benefit plans (such as stock option, pension, disability and life insurance and medical coverages) in accordance with the terms of those programs and benefits, (e) the right of the officer, and the officer's spouse and dependents, to travel benefits on Hawaiian flights, (f) the right of the officer to be included in Hawaiian's executive long-term disability insurance plan, (g) the right of the officer to be reimbursed for business expenses in accordance with Hawaiian policies, (h) the right of the officer to receive an automobile allowance, a housing allowance, and reimbursement for club dues (which rights vary among the named executive officers with employment contracts) and (i) the obligations of the officer to maintain the confidentiality of Hawaiian's information.

        Certain of the contractual provisions that vary in the employment contracts of the four named executive officers are shown in the following table:

Name	Effective Date of Contract	Term (Mos.)		Base Salary ($)		Initial Bonus ($)	Special Other Features ($)		Signing Options
Paul J. Casey	04/14/97	36		325,000	(1)	70,000	—		150,000
Robert W. Zoller, Jr.(2)	12/01/99	24	(3)	300,000	(4)	—	—		100,000
Christine R. Deister	03/01/01	12	(5)	250,000		75,000	80,000	(6)(7)	200,000
John B. Happ	12/15/97	18		225,000		—	50,000	(7)	—

(1)
Mr. Casey's base salary was increased to $375,000 as of February 1, 2002.

(2)
Mr. Zoller was no longer employed with Hawaiian as of April 15, 2002.

(3)
The term of Mr. Zoller's employment agreement increased from 12 months to 24 months on December 1, 2001, the second anniversary of the effective date of his employment agreement.

(4)
Mr. Zoller's base salary was increased from $230,000 to $300,000 effective as of January 31, 2001.

(5)
The term of Ms. Deister's employment agreement will increase to 24 months on the second anniversary of the effective date of her employment agreement and will increase to 18 months upon a change of control before the second anniversary of the effective date.

(6)
Lump sum payment of $30,000 towards temporary living expenses.

(7)
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

        As of January 31, 2001, the employment agreement for Mr. Casey was amended to change his title and responsibilities.

        We entered into a release and separation agreement with John L. Garibaldi, which became effective on July 14, 2000. Under this agreement, we are obligated to pay Mr. Garibaldi his former base salary of $245,000 per year plus the average of his three previous annual performance bonuses, or $13,333.34, in semi-monthly installments until July 14, 2002, and to provide specified fringe benefits to Mr. Garibaldi through July 14, 2002. In addition, we agreed to extend the deadline for his ability to exercise his options to acquire 300,000 shares of our common stock until July 14, 2006 and to accelerate the vesting of options to acquire 200,000 of these shares. We also agreed to pay Mr. Garibaldi a lump sum cash payment of $65,440 and to forgive the interest on a promissory note in the principal amount of $192,258.44 executed by Mr. Garibaldi upon the occurrence of certain specified conditions. In consideration, Mr. Garibaldi agreed to release us from any claims that he might have had arising out of his employment with or separation from us.

        We entered into a severance, general release and indemnity agreement with Robert W. Zoller, Jr., which became effective on April 15, 2002. Under this agreement, we are obligated to pay Mr. Zoller his former base salary of $300,000 per year in semi-monthly installments until April 20, 2004, and to provide specified fringe benefits to Mr. Zoller through April 15, 2006. We also agreed to pay Mr. Zoller a lump sum cash payment of $145,500 and up to an additional $60,000 upon the occurrence of certain specified events. In addition, the agreement provides that his options to acquire 300,000 shares of our common stock would be fully vested on April 15, 2002 and that these options would terminate on April 15, 2004. In consideration, Mr. Zoller agreed to release us from any claims that he might have had arising out of his employment with us, but did not release any claims that may arise from or that are related to this agreement, and agreed that until April 14, 2003, he would not generally be involved in any entity that competes with us in providing interisland passenger or freight services.

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

Principal Components of Executive Compensation

        Components of executive compensation include annual base salary, specific contract provisions that vary per officer (including term, benefits and fringes), incentive bonuses, and grants of options under Hawaiian's option plans. The annual base salary for an executive officer is generally negotiated at the beginning of employment and reviewed on a regular basis in comparison to industry compensation levels, the need to attract talented executives to Hawaii and the performance objectives listed in the previous section. The award of bonuses is generally related to achievement of performance objectives. The grant of options is generally incentive based related to individual performance and to the profitability of Hawaiian. Stock option awards for 2001 were in recognition of newly assumed executive positions and responsibilities for Mr. Adams, Mr. Zoller and Ms. Deister, as reported elsewhere herein.

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

Stock Performance Graph

        The following graph compares cumulative total shareholder return of Hawaiian, the S&P 500 Index and our selected peer issuer index from December 31, 1996 to December 31, 2001. The peer issuers we have selected are AirTran Holdings Inc. (formerly ValuJet Inc.), Alaska Airgroup Inc., America West Holding Corporation, Amtran, Inc., Atlantic Coast Airlines, Inc., Great Lakes Aviation Ltd., Mesa Air Group, Inc. and Southwest Airlines. The comparison assumes $100 was invested on December 31, 1996 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth the beneficial ownership, both direct and indirect, reported to Hawaiian as of April 19, 2002, of Hawaiian common stock and Hawaiian special preferred stock, including shares as to which a right to acquire ownership within 60 days of such date exists (for example, through the exercise of stock options). The following table presents for Hawaiian for 2001 (a) beneficial owners of more than 5% of Hawaiian common stock and Hawaiian special preferred stock, (b) securities ownership by each director, the chief executive officer, the four other most highly compensated executive officers and (c) securities ownership for the group comprised of all directors and executive officers of Hawaiian. Hawaiian knows of no persons other than those identified below who owned beneficially more than 5% of the outstanding shares of Hawaiian common stock as of April 19, 2002.

Name and Address(1)	Number of Shares(2)		Percent and Class of Stock
Airline Investors Partnership, L.P. AIP General Partner, Inc. 885 Third Avenue, 34th Floor New York, NY 10022	18,181,818 4	(3) (3)	52.76% of Common Stock 100% of Series B Special Preferred Stock (Constituting 57.1% of all Preferred Stock)
John W. Adams	18,462,643 4	(3) (3)	53.18% of Common Stock 100% of Series B Special Preferred Stock (Constituting 57.1% of all Preferred Stock)
Amber Arbitrage LDC c/o Custom House Fund Management Ltd. 31 Kildare Street, Dublin 2, Ireland	4,667,672	(4)	13.54% of Common Stock
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	3,221,100	(5)	9.35% of Common Stock
Vanguard Fiduciary Trust Company 14321 North Northsight Boulevard Scottsdale, AZ 85260	1,771,604	(6)	5.14% of Common Stock
Association of Flight Attendants 1625 Massachusetts Avenue, N.W. Washington, DC 20036-2212 Attn.: David Borer, Esq.	1		100% of Series C Special Preferred Stock (Constituting 14.3% of all Preferred Stock)
International Association of Machinists and Aerospace Workers P.O. Box 3141 South San Francisco, CA 94083 Attn: Kenneth Thiede	1		100% of Series D Special Preferred Stock (Constituting 14.3% of all Preferred Stock)
Hawaiian Master Executive Council c/o Air Line Pilots Association 3375 Koapaka Street, Suite F-238-8 Honolulu, HI 96819 Attn.: Master Chairman, Hawaiian MEC	1		100% of Series E Special Preferred Stock (Constituting 14.3% of all Preferred Stock)
Paul J. Casey	535,000	(7)	1.53% of Common Stock
Todd G. Cole	30,000	(8)	Common Stock*
Robert G. Coo	30,765	(8)	Common Stock*
Joseph P. Hoar	24,000	(8)	Common Stock*
Reno F. Morella	8,887	(9)(10)	Common Stock*
Samson Poomaihealani	24,000	(8)	Common Stock*
Edward Z. Safady	42,000	(8)	Common Stock*
Sharon L. Soper	1,165	(10)	Common Stock*
Thomas J. Trzanowski	25,000	(8)(11)	Common Stock*
William M. Weisfield	1,000		Common Stock*
Christine R. Deister	50,000	(12)	Common Stock*
John B. Happ	175,000	(13)	Common Stock*
Robert W. Zoller, Jr.	303,000	(14)	Common Stock*
All directors and executive officers as a group including those named above (23 persons)	20,038,615		58.66% of Common Stock

*
Less than 1%

(1)
The address of each of the directors and executive officers listed above is c/o Hawaiian Airlines, Inc., 3375 Koapaka Street, Suite G350, Honolulu, Hawaii 96819.

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

(3)
According to an amendment to their Schedule 13D filing with the Securities and Exchange Commission on April 25, 2002, Airline Investors Partnership, L.P., AIP General Partner, Inc. and John W. Adams exercise sole voting and dispositive power with respect to 18,181,818 shares of Common Stock and all four shares of Series B Special Preferred Stock. Mr. Adams exercises sole dispositive power over an additional 280,825 shares of Common Stock, which includes options to purchase 250,000 shares of Common Stock. Mr. Adams is the sole shareholder of AIP General Partner, Inc. and AIP General Partner, Inc. is the general partner of Airline Investors Partnership, L.P.

(4)
On May 14, 1998, Amber Arbitrage LDC ("Amber") filed a Schedule 13G with the Securities and Exchange Commission in respect of ownership of an aggregate of 4,667,672 shares of Common Stock. Amber reported sole voting power and sole dispositive power with respect to all such shares. No subsequent filing has been made by Amber.

(5)
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

(6)
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

(7)
Includes options to purchase 525,000 shares of Common Stock that have vested or will vest within 60 days of April 19, 2002, but not options to purchase 225,000 shares that will not vest within 60 days after April 19, 2002.

(8)
Includes options to purchase 24,000 shares of Common Stock.

(9)
Includes 6,411 shares issued to Mr. Morella's account in the Pilots' Plan.

(10)
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

(11)
Includes 1,000 shares beneficially owned by Mr. Trzanowski's wife. Mr. Trzanowski disclaims beneficial ownership of the shares owned by his wife.

(12)
Consists of options to purchase 50,000 shares of Common Stock that have vested or will vest within 60 days of April 19, 2002, but not options to purchase 150,000 shares that will not vest within 60 days after April 19, 2002.

(13)
Consists options to purchase 175,000 shares of Common Stock that have vested or will vest within 60 days of April 19, 2002, but not options to purchase 75,000 shares that will not vest within 60 days after April 19, 2002.

(14)
Includes options to purchase 300,000 shares of Common Stock that have vested or will vest within 60 days of April 19, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

        On December 19, 2001, Hawaiian executed an Advisory Services Agreement with Smith Management LLC and John W. Adams, pursuant to which Hawaiian or its successor would pay, upon the completion of the proposed merger, $4 million in cash to John W. Adams and $1 million in cash, one million shares of Holdco common stock and Holdco notes with an aggregate principal amount of $2 million to Smith Management. The Advisory Services Agreement provides that it will be terminated automatically upon the formal termination of the Merger Agreement. Mr. Adams, the Chairman of Hawaiian, is also the President of Smith Management.

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

  (2)
  Amended and Restated Bylaws of the Company, dated January 31, 2001.**

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

  (10)
  Release and Separation Agreement, dated August 2, 2000, between John L. Garibaldi and Hawaiian Airlines, Inc.

  (11)
  Severance, General Release and Indemnity Agreement, dated April 30, 2002, between Robert W. Zoller, Jr. and Hawaiian Airlines, Inc.

Exhibit 23	Consent of experts and counsel. (1) Consent of Ernst & Young LLP.
Exhibit 24	Power of Attorney.*

*
Previously filed as an exhibit to Hawaiian Airlines, Inc. Annual Report on Form 10-K, filed on April 1, 2002, for the year ended December 31, 2001.

**
Previously filed as an exhibit to Amendment No. 1 to Hawaiian Airlines, Inc. Annual Report on Form 10-K/A, filed on April 30, 2002, for the year ended December 31, 2001.

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
(b)	Reports on Form 8-K.
	(1)	Current Report on Form 8-K dated December 19, 2001 reporting Item 5, "Other Events."
	(2)	Current Report on Form 8-K dated February 14, 2002 reporting Item 5, "Other Events."
(c)	Exhibits.
Exhibit 3—Articles of Incorporation, Bylaws.
	(1)	Restated Articles of Incorporation of the Company filed as Exhibit 3(a) to the Company's Registration Statement on Form S-3 as filed December 31, 1998 is incorporated herein by reference.
	(2)	Amended and Restated Bylaws of the Company, dated January 31, 2001.**
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
(10)	Release and Separation Agreement, dated August 2, 2000, between John L. Garibaldi and Hawaiian Airlines, Inc.

(11)	Severance, General Release and Indemnity Agreement, dated April 30, 2002, between Robert W. Zoller, Jr. and Hawaiian Airlines, Inc.
Exhibit 23 Consent of experts and counsel. (1) Consent of Ernst & Young LLP.
Exhibit 24 Power of Attorney.*

*
Previously filed as an exhibit to Hawaiian Airlines, Inc. Annual Report on Form 10-K, filed on April 1, 2002, for the year ended December 31, 2001.

**
Previously filed as an exhibit to Amendment No. 1 to Hawaiian Airlines, Inc. Annual Report on Form 10-K/A, filed on April 30, 2002, for the year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN AIRLINES, INC.
July 22, 2002	By	/s/ CHRISTINE R. DEISTER Christine R. Deister Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 22, 2002.

SIGNATURE	TITLE
* John W. Adams	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)
* Christine R. Deister	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
* Todd G. Cole	Director
* Robert G. Coo	Director
* Joseph P. Hoar	Director
* Reno F. Morella	Director
* Samson Po'omaihealani	Director
* Edward Z. Safady	Director
* Sharon L. Soper	Director
* Thomas J. Trzanowski	Director
* William M. Weisfield	Director

SIGNATURE	TITLE	DATE

/s/ SHARON L. SOPER Sharon L. Soper	Director	April 1, 2002
/s/ THOMAS J. TRZANOWSKI Thomas J. Trzanowski	Director	April 1, 2002
/s/ WILLIAM M. WEISFIELD William M. Weisfield	Director	April 1, 2002
By:	/s/ Christine R. Deister Attorney-in-Fact

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

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.

Statements of Operations (in thousands, except per share data)

For the Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Net Income (Loss) Per Common Stock Share:
Basic
Before cumulative effect of change in accounting principle	$0.15	$(0.48)	$(0.70)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.02)

Net Income (Loss) Per Common Stock Share	$0.15	$(0.48)	$(0.72)

Diluted
Before cumulative effect of change in accounting principle	$0.15	$(0.48)	$(0.70)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.02)

Net Income (Loss) Per Common Stock Share	$0.15	$(0.48)	$(0.72)

Weighted Average Number of Common Shares Outstanding:
Basic	33,811	38,537	40,997

Diluted	33,947	38,537	40,997

    The following table shows a reconciliation of the weighted average shares outstanding used in computing basic and diluted net income (loss) per Common Stock share:

Weighted average Common Stock Shares outstanding	33,811	38,537	40,997
Incremental Common Stock shares issuable upon exercise of outstanding warrants and stock options (treasury stock method)	136	—	—

Weighted average Common Stock Shares and Common Stock Share equivalents	33,947	38,537	40,997

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

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc.

Statements of Cash Flows (in thousands)

For the Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Supplemental Cash Flow Information:
Interest paid	$3,237	$1,273	$3,197
Income taxes paid	—	332	163
Supplemental Schedule of Noncash Activities:
Minimum pension liability adjustment	(41,501)	(10,099)	4,506
Property and equipment financed through capital lease	3,172	—	350

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

    The acceleration of the DC-9-50 loan in January 2002 resulted in a cross default under the Company's Credit Facility. In addition, the Credit Facility requires the Company to maintain a minimum net worth. The Company was not in compliance with this financial covenant. The Company notified CIT of the cross default and default of the financial covenant, which have been waived.

        Maturities of long-term debt for the Company, including those estimated for the Credit Facility, as of December 31, 2001, in thousands, are as follows:

2002	$5,469
2003	849
2004	384
2005	419
2006	21
Thereafter	—

8.    IMPAIRMENT LOSS AND RESTRUCTURING CHARGES

        Based on an evaluation performed by the Company in 1999, management decided in the fourth quarter of 1999 to replace the DC-9-50 fleet utilized for its interisland flights within the State of Hawaii with Boeing 717-200s. The decision was based on the lower maintenance and fuel costs of the Boeing 717-200s. As the Boeing 717-200 aircraft were placed in service throughout 2001, the DC-9-50 aircraft were retired and will be sold or returned to the lessors. At December 31, 1999, the carrying value of the DC-9-50 aircraft and related rotables and engines was $58.6 million. The decision to retire the DC-9-50 fleet was considered by management to be an indicator of impairment of its long-lived assets in accordance with the Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result thereof,, the Company performed an evaluation to determine, in accordance with SFAS No. 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amounts of these aircraft and the related assets. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft were impaired as defined by SFAS No. 121. Consequently, the original cost basis of the DC-9-50 aircraft and related items which were owned or leased under capital leases by the Company was reduced to reflect their fair market value of $11.6 million as of December 31, 1999. In determining the fair market value of these assets, the Company considered recent transactions involving sales of similar aircraft and market trends in aircraft dispositions. The evaluation performed under the guidelines of SFAS No. 121 resulted in a $47.0 million pre-tax, non-cash impairment loss being recorded in fourth quarter 1999. The loss is recorded as an impairment loss under operating expenses in the Statement of Operations.

        The Company also recorded a $14.9 million pre-tax restructuring charge in 2000, of which $6.8 million was related to estimated costs to comply with the return condition provisions and early termination provisions of the five DC-9-50 aircraft under operating leases, and $8.1 million was related to reducing the DC-9-50 expendable inventory to fair market value as of December 31, 2000. During the year ended December 31, 2001, the Company recorded a $3.6 million credit to restructuring charges related to a change in estimate on the return condition provisions and early termination provisions of the five DC-9-50 aircraft under operating leases. The change in estimate is based on renegotiation of the return provisions with the respective lessors which continued through 2001. Estimated return condition provisions and early termination provisions for DC-9-50 aircraft, including amounts related to the aforementioned charge, are included in the Company's balance sheet as other accrued liabilities in current liabilities and amounted to $4.0 million and $10.3 million as of December 31, 2001 and 2000, respectively.

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

        The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below, in thousands:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$5,381	$11,976
Impairment loss	3,429	22,199
Accumulated pension and other postretirement benefit obligations	26,980	5,846
Section 467 rent	2,696	—
Accrued vacation	3,878	3,372
Airframe return provision	2,060	6,151
Excise tax	5,360
Merger costs	1,280
Unrealized loss on hedge	1,416
Accounts receivable, principally due to allowance for doubtful accounts	522	200
Alternative minimum tax credit	2,352	758
Other	7,553	5,945

Total gross deferred tax assets	62,907	56,447
Less valuation allowance allocated to pre-reorganization deferred tax assets	(12,289)	(13,255)

	50,618	43,192
Less valuation allowance allocated to post-reorganization deferred tax assets	(41,762)	(15,341)

Net deferred tax assets	8,856	27,851
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(2,952)	(12,141)

Total deferred tax liabilities	(2,952)	(12,141)

Net deferred taxes	$5,904	$15,710

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

        The following tables summarize changes to benefit obligations, plan assets, funded status and amounts included in the accompanying balance sheets as of December 31, 2001 and 2000, in thousands:

	Pension Benefits		Other Benefits
Change in benefit obligation
	2001	2000	2001	2000
Benefit obligation at beginning of year	$205,441	$182,573	$16,406	$14,548
Service cost	6,166	4,400	973	739
Interest cost	15,296	13,626	1,213	1,076
Amendments	—	—	1,588	506
Actuarial (gain) loss	10,268	14,320	2,207	183
Benefits paid	(10,014)	(9,478)	(733)	(646)

Benefit obligation at end of year	227,157	205,441	21,654	16,406

Change in plan assets
Fair value of assets at beginning of year	178,723	178,640	—	—
Actual return on plan assets	(9,796)	1,316	—	—
Employer contribution	5,004	8,245	733	646
Benefits paid	(10,014)	(9,478)	(733)	(646)

Fair value of assets at end of year	163,917	178,723	—	—

Funded status	(63,240)	(26,718)	(21,654)	(16,406)
Unrecognized actuarial net (gain) loss	75,172	39,062	(8,089)	(11,061)
Unrecognized prior service cost	—	—	1,960	506

Prepaid (accrued) benefit cost at end of year	$11,932	$12,344	$(27,783)	$(26,961)

Amounts recognized in the accompanying balance sheets
Prepaid benefit cost	$—	$19,697	$—	$—
Accrued benefit liability	(39,668)	(17,452)	(27,783)	(26,961)
Accumulated other comprehensive loss	51,600	10,099	—	—

Prepaid (accrued) benefit cost at end of year	$11,932	$12,344	$(27,783)	$(26,961)

Weighted average assumptions at end of year
Discount rate	7.25%	7.5%	7.25%	7.5%
Expected return on plan assets	9.0%	9.0%	Not applicable	Not applicable
Rate of compensation increase	Various *	Various *	Not applicable	Not applicable

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

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $227.2 million, $203.6 million and $163.9 million, respectively, as of December 31, 2001, and $147.7 million, $128.0 million and $110.5 million, respectively, as of December 31, 2000. In 2001 and 2000, accumulated benefit obligations were in excess of plan assets (unfunded accumulated benefit obligations). The unfunded accumulated benefit obligation is the minimum pension liability that must be recognized on the balance sheet in accordance with SFAS No. 87. In addition to net pension liabilities already recorded, the Company recognized an additional amount (minimum pension liability adjustment) necessary to record the full amount of the minimum pension liability. Pursuant to SFAS No. 87, minimum pension liability adjustments were recognized through the accumulated other comprehensive loss account which decreased shareholders' equity. The net effect of accounting for changes in the Company's pension plans decreased shareholders' equity by $41.5 million and $10.1 million in 2001 and 2000, respectively. In connection with the Company's pension liabilities, any decrease in the interest rate used to discount the accumulated benefit obligations to its present settlement amount will result in increased net pension liabilities and decreased shareholders' equity. As of December 31, 2001, a 1% decrease in the discount rate would increase the accumulated benefit obligations by $23.9 million and correspondingly decrease shareholders' equity by the same amount.

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

12.    COMMITMENTS AND CONTINGENT LIABILITIES

AIRCRAFT COMMITMENTS

        In 2001, the Company entered commitments to take delivery of 16 Boeing 767-300 aircraft, and took delivery of three in the fourth quarter of 2001. As of December 31, 2001, the Company had commitments for the additional 13 Boeing 767-300 aircraft to be delivered in 2002 and 2003. These aircraft are expected to replace the Company's DC-10 aircraft. Future payments for the additional 13 Boeing 767-300 aircraft will approximate $25 million and $78 million in 2002 and 2003, respectively, and approximately $82.0 million per year for the remainder of the lease term. In addition to the delivery of the Boeing 767-300 aircraft, Hawaiian will take delivery of two Pratt & Whitney spare aircraft engines in September 2002 and one in March 2003. Future commitments for these engines are approximately $0.9 million and $2.1 million in 2002 and 2003 and approximately $2.1 million per year for the remainder of the lease term.

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

17.  SUPPLEMENTAL FINANCIAL INFORMATION

        During the fourth quarter of 2001, in connection with (i) reviewing the results of the first full year of operating its new revenue accounting system and performing an extensive year-end analysis of all activity in, and reconciliation of, its air traffic liability, and (ii) further technical research and analysis of certain international fuel tax credits recorded during 2001, the Company determined that (i) additional passenger revenue should have been recognized in each of the first three quarters of 2001 and (ii) the international fuel tax credits should not have been recognized in the second and third quarters. Previously, in its original Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 1, 2002, the Company recorded adjustments in the fourth quarter of 2001 to increase passenger revenue and to accrue additional excise taxes. Subsequently, after further review, the Company determined it was necessary to restate its interim financial information for the first, second and third quarters to reflect the impact of such adjustments to its previously reported interim financial information.

Unaudited Quarterly Financial Information (in thousands, except for per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001:
Operating revenues:
As previously reported	$148,045	$156,038	$166,425	$141,074
Adjustment to passenger revenues	4,205	3,257	5,119	(12,581)

As adjusted	152,250	159,295	171,544	128,493

Operating income (loss):
As previously reported	725	1,259	14,784	(107)
Adjustment to passenger revenues	4,205	3,257	5,119	(12,581)
Adjustment to fuel expense	—	(1,959)	(660)	2,619

As adjusted	4,930	2,557	19,243	(10,069)

Income (loss) before income taxes:
As previously reported	392	5,390	21,901	(8,844)
Adjustment to operating income	4,205	1,298	4,459	(9,962)
Adjustment to nonoperating income	—	(3,213)	(5,758)	8,971

As adjusted	4,597	3,475	20,602	(9,835)

Net income (loss):
As previously reported	216	2,964	12,046	(10,157)
Adjustment to operating income	4,205	1,298	4,459	(9,962)
Adjustment to nonoperating income	—	(3,213)	(5,758)	8,971
Income tax effect	(1,893)	862	584	447

As adjusted	$2,528	$1,911	$11,331	$(10,701)

Net income (loss) per Common Stock share:
As previously reported	0.01	0.09	0.35	(0.30)
Adjustments	0.06	(0.03)	(0.02)	(0.01)

As adjusted	$0.07	$0.06	$0.33	$(0.31)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000:
Operating revenues	$136,033	$154,557	$169,901	$146,729
Operating income (loss)	(4,455)	7,509	1,020	(17,876)
Nonoperating income (expense)	(268)	886	400	459
Net income (loss)	(2,598)	4,618	(218)	(20,417)
Net income (loss) per Common Stock share:
Basic	(0.06)	0.11	(0.01)	(0.59)
Diluted	(0.06)	0.11	(0.01)	(0.58)

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
March 25, 2002

S-1

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
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET PRICE AND DIVIDEND INFORMATION.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
  ITEM 11. EXECUTIVE COMPENSATION.
Aggregated Option in Last Fiscal Year and Fiscal Year-End Option Value
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
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