Form 10-Q/A
period 2002-03-31
HAWAIIAN AIRLINES INC/HI
filed 2002-07-23
CIK 46205

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hawaiian Airlines, Inc.

Condensed Statements of Operations

(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2002	2001
		(Restated)
Operating Revenues:
Passenger	$112,951	$117,969
Charter	13,548	22,375
Cargo	4,778	6,100
Other	6,862	5,806

Total	138,139	152,250

Operating Expenses:
Wages and benefits	52,042	43,804
Aircraft fuel, including taxes and oil	20,902	30,537
Maintenance materials and repairs	21,098	25,069
Aircraft rentals	17,639	6,183
Other rentals and landing fees	4,361	5,948
Sales commissions	4,711	2,990
Depreciation and amortization	1,966	3,575
Restructuring charges	—	(3,600)
Other	34,048	32,814

Total	156,767	147,320

Operating Income (Loss)	(18,628)	4,930

Nonoperating Income (Expense):
Interest income (expense), net	(53)	330
Gain (loss) on disposition of equipment	148	(136)
Other, net	(47)	(527)

Total	48	(333)

Income (Loss) Before Income Taxes	(18,580)	4,597
Income Tax Provision	—	(2,069)

Net Income (Loss)	$(18,580)	$2,528

Net Income (Loss) Per Common Stock Share:
Basic	$(0.54)	$0.07

Diluted	$(0.54)	$0.07

Weighted Average Number of Common Stock Shares Outstanding:
Basic	34,311	33,712

Diluted	34,311	33,750

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.

Condensed Balance Sheets (in thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$93,602	$102,860
Restricted cash	21,974	26,910
Accounts receivable, net	32,403	35,010
Inventories, net	5,009	4,675
Deferred tax assets, net	3,000	3,000
Prepaid expenses and other	8,447	6,877

Total current assets	164,435	179,332

Property and equipment, less accumulated depreciation and amortization of $34,652 and $33,159 in 2002 and 2001, respectively	45,354	45,256
Long-term prepayments and other	45,769	49,482
Deferred tax assets, net	2,904	2,904
Reorganization value in excess of amounts allocable to identifiable assets, net	28,320	28,320

Total Assets	$286,782	$305,294

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$59,842	$71,926
Air traffic liability	123,292	110,641
Other accrued liabilties	50,547	59,824
Current portion of long-term debt	5,421	5,469
Current portion of capital lease obligations	1,457	1,516

Total current liabilities	240,559	249,376

Long-term debt	1,468	1,673
Capital lease obligations	3,188	3,308
Accumulated pensions and other postretirement benefit obligations	67,555	63,451
Other liabilities and deferred credits	9,016	8,696
Shareholders' Deficit:
Common and Special Preferred Stock	418	415
Capital in excess of par value	85,835	84,592
Notes receivable from Common Stock sales	(1,560)	(1,560)
Accumulated deficit	(67,400)	(48,820)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(54,125)	(51,600)
Unrealized gain (loss) on hedge instruments	1,828	(4,237)

Shareholders' deficit	(35,004)	(21,210)

Total Liabilities and Shareholders' Deficit	$286,782	$305,294

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.

Condensed Statements of Cash Flows (in thousands) (Unaudited)

	Three Months Ended March 31,
	2002	2001
		(Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(18,580)	$2,528
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,836	2,738
Amortization	130	837
Net periodic postretirement benefit cost	597	344
Restructuring charges	—	(3,600)
Loss (gain) on disposition of equipment	(148)	136
Decrease in restricted cash	4,936	—
Fair value adjustment on derivatives	—	471
Decrease (increase) in accounts receivable	2,607	(8,004)
Decrease (increase) in inventories	(334)	262
Decrease (increase) in prepaid expenses	4,495	(2,970)
Decrease in deferred tax assets	—	2,069
Decrease in accounts payable	(12,084)	(4,801)
Increase in air traffic liability	12,651	30,139
Increase (decrease) in accrued liabilities	(8,031)	1,408
Other, net	5,015	(1,700)

Net cash provided by (used in) operating activities	(6,910)	19,857

Cash Flows From Investing Activities:
Additions to property and equipment	(1,164)	(6,022)
Progress payments on flight equipment	(716)	(1,704)
Net proceeds from disposition of equipment	148	12,722

Net cash provided by (used in) investing activities	(1,732)	4,996

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	12
Long-term borrowings	92	511
Repayment of long-term debt	(345)	(7,417)
Repayment of capital lease obligations	(363)	(562)

Net cash used in financing activities	(616)	(7,456)

Net increase (decrease) in cash and cash equivalents	(9,258)	17,397
Cash and cash equivalents—Beginning of Period	102,860	67,832

Cash and cash equivalents—End of Period	$93,602	$85,229

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Business and Basis of Presentation

        Hawaiian Airlines, Inc. ("Hawaiian" or the "Company") was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on operating revenues, is the largest airline headquartered in Hawaii. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company's passenger airline business is its chief source of revenue. The Company provides daily passenger and cargo service from Hawaii, principally Honolulu to Las Vegas, Nevada, and the five key United States ("U.S.") West Coast gateway cities of Los Angeles, San Diego and San Francisco, California, Seattle, Washington and Portland, Oregon ("transpacific"). The Company also provides daily service among the six major islands of the State of Hawaii ("interisland"), and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("south pacific"). Charter service is provided from Honolulu to Las Vegas and Anchorage, Alaska ("overseas charter"). The Company uses 13 new Boeing 717-200 aircraft to service the interisland routes. From the fourth quarter of 2001 through the second quarter of 2003, the Company plans to replace the DC-10 aircraft used on the transpacific, south pacific and overseas charter routes with sixteen Boeing 767-300ER aircraft. The Company took delivery of two Boeing 767-300ER aircraft in the first quarter of 2002 and three new Boeing 767-300ER aircraft in the fourth quarter of 2001.

        The accompanying unaudited condensed financial statements and notes to the financial statements reflect, in the opinion of management, interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines' Annual Report on Form 10-K for the year ended December 31, 2001.

        Following the filing of the Company's original Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, the Company filed a revised Annual Report on Form 10-K/A for the year ended December 31, 2001 to restate its interim financial information for the first, second and third quarters of 2001 to reflect the impact of adjustments to recognize additional passenger revenue in each of the first three quarters of 2001 and to accrue additional taxes in the second and third quarters of 2001. The Company had previously recognized such adjustments during the fourth quarter of 2001. The accompanying financial statements for the quarter ended March 31, 2001 have also been restated to reflect a corresponding adjustment to record additional passenger revenue during the three months ended March 31, 2001.

        The impact of the restatements on the statement of operations for the three months ended March 31, 2001 is as follows:

	Amounts Previously Reported	Restated Amounts
Operating revenues	$148,045	$152,250
Operating income	$725	$4,930
Income before taxes	$392	$4,597
Net income	$216	$2,528
Net income per Common Stock share (Basic and Diluted)	$0.01	$0.07

        In addition, the impact of the restatement also resulted in changes to the statement of cash flows for the three months ended March 31, 2002.

        Operating results for the quarter ended March 31, 2002 are not normally indicative of the results that may be expected for the twelve months ending December 31, 2002.

2. New Accounting Pronouncements

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives. As of January 1, 2002, the Company had no recorded intangible assets apart from goodwill of $28.3 million, net of accumulated amortization. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net earnings of $2.3 million per year. The Company will complete the impairment analysis for its goodwill during the second quarter of 2002 and record an impairment adjustment at that time, if necessary.

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective for the Company on January 1, 2003). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of SFAS No. 143.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the portion of Accounting Principle Board Opinion No. 30 that deals with disposal of a business segment. Effective January 1, 2002, the Company adopted SFAS No. 144, which did not have an effect on our results of operations.

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

4. Subsequent Events

        Termination of Merger with Aloha and TurnWorks. When it became clear that the April 18, 2002 outside date in the Company's merger agreement with Aloha Airgroup, Inc. and TurnWorks, Inc. would not be met, the Company was asked by TurnWorks to extend that date. After discussions with the other parties about potential revisions to the merger as a condition to any extension, the Company decided and announced that it would not agree to an extension. Subsequently, Aloha and TurnWorks announced they would no longer pursue the merger, and the parties effectively treated the merger agreement as terminated. To avoid any doubt on the matter, on April 18, 2002, the Company formally terminated the merger agreement, while reserving its position that the merger agreement had been effectively terminated prior to that date.

        Stock Repurchase Program. On April 19, 2002, after the formal termination of the merger agreement, the Company began repurchasing its common stock under the stock repurchase program that was authorized by the board of directors in March 2002. The program authorizes the Company to repurchase up to 5 million shares of the Company's common stock from time to time in the open market or privately negotiated transactions. Under this program, the Company repurchased approximately 990,700 shares in open market transactions through May 7, 2002, when the Company terminated the repurchase program.

        Related Party Transactions. On April 26, 2002, the board of directors of the Company approved a proposed arrangement with Smith Management LLC, whereby Smith Management would provide specified corporate financial and tax services to the Company in return for a monthly fee of $75,000. In addition, the Company would agree to pay $2,000,000 for advisory services previously rendered by Smith Management to the Company. This arrangement is subject to being finalized by both parties. John W. Adams, the chairman of the board of directors, chief executive officer and president of the Company and the sole shareholder of AIP General Partner, Inc., the general partner of Airline Investors Partnership, L.P., the Company's major shareholder, is also the president of Smith Management.

        In addition, on April 26, 2002, the board of directors of the Company approved a consulting arrangement with Todd G. Cole, a director of the Company, pursuant to which Mr. Cole would provide specified executive consulting services for a period of six months for a fee of $250,000 plus certain expenses.

        Corporate Restructuring. On May 3, 2002, a Registration Statement on Form S-4 was filed by "Hawaiian Holdings, Inc." with the SEC that relates to a proposed restructuring of the Company to form a holding company, to be called "Hawaiian Holdings, Inc." Under the corporate restructuring, the Company would become a wholly owned subsidiary of Hawaiian Holdings, Inc. The shareholders of the Company would become shareholders of Hawaiian Holdings, Inc., owning the same number of shares and having the same relative ownership percentage of Hawaiian Holdings, Inc. as they have of the Company common stock immediately prior to the completion of the restructuring.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        As used in this Quarterly Report on Form 10-Q/A, the terms "Hawaiian", "Company", "we", "us", "our" and similar terms refer to Hawaiian Airlines, Inc., unless the context indicates otherwise.

        We filed our original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 with the Securities and Exchange Commission ("SEC") on May 15, 2002. We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to restate our unaudited 2001 quarterly financial statements, as further discussed in note 1. For the purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2002, we have amended and restated in its entirety our original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on May 15, 2002. In order to preserve the nature and character of the disclosures as of May 15, 2002, no attempt has been made in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2002 to modify or update such disclosures for events which occurred subsequent to the original filing on May 15, 2002.

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

Operating Statistics

	Three Months Ended March 31,
	2002		2001
	(In thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	1,321		1,382
Revenue passenger miles ("RPM")	985,877		984,787
Available seat miles ("ASM")	1,257,214		1,354,597
Passenger load factor	78.4%		72.7%
Passenger revenue per passenger mile ("Yield")	11.5	¢	12.0	¢
Overseas Charter Operations:
Revenue passengers flown	87		106
RPM	240,828		322,348
ASM	254,136		353,730
Total Operations:
Revenue passengers flown	1,408		1,488
RPM	1,226,705		1,307,135
ASM	1,511,350		1,708,327
Revenue per ASM	9.14	¢	8.91	¢
Cost per ASM	10.37	¢	8.62	¢

Results of Operations

        For the periods indicated, the following table presents a breakdown of the components of operating revenue and expenses as well as the percentage relationship that these items bear to the total operating revenue and the percentage increase (decrease) in the dollar amounts of such items.

	Percentage of Total Operating Revenue
	Quarter Ended March 31,		Percentage Change
	2002	2001	2002 vs. 2001
Operating Revenues:
Passenger	81.8	77.5	(4.3)
Charter	9.8	14.7	(39.5)
Cargo	3.5	4.0	(21.7)
Other	4.9	3.8	18.2

Total Operating Revenues	100.0%	100.0%	(9.3)

Operating Expenses:
Wages and benefits	37.7	28.8	18.8
Aircraft fuel, including taxes and oil	15.1	20.1	(31.6)
Maintenance materials and repairs	15.3	16.5	(15.8)
Aircraft rentals	12.8	4.1	185.3
Other rentals and landing fees	3.2	3.9	(26.7)
Sales commissions	3.4	2.0	57.6
Depreciation and amortization	1.4	2.3	(45.0)
Restructuring charges	—	(2.4)	(100.0)
Other	24.6	21.6	3.8

Total Operating Expenses	113.5%	96.8%	6.4%

        For the three months ended March 31, 2002, we reported an operating and net loss of $18.6 million. For the three months ended March 31, 2001, we reported an operating income of $4.9 million and a net income of $2.5 million.

        Operating Revenue.    Operating revenues totaled $138.1 million for the three months ended March 31, 2002, compared to $152.3 million for the three months ended March 31, 2001, a decrease of $14.2 million, or 9.3%, primarily due to a decline in passenger and charter revenues resulting from the events of September 11th, 2001. Significant quarter-to-quarter variances were as follows:

  •
  Scheduled passenger revenues totaled $113.0 million for the three months ended March 31, 2002, a decrease of $5.0 million, or 4.3%, compared to the three months ended March 31, 2001. First quarter year-to-year changes in revenue, passengers and resulting yields from our scheduled operations were as follows:

Scheduled Operations	Revenue (in millions)	Net Change in Revenue Passengers	Net Change in Yields
Transpacific	$(4.2)	0.0%	(7.8)%
Interisland	$(0.4)	(5.7)%	5.0%
South Pacific	$(0.4)	(11.6)%	4.1%
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

  •
  Depreciation and amortization expense totaled $2.0 million for the three months ended March 31, 2002, a decrease of $1.6 million, or 45.0%, compared to the three months ended March 31, 2001. Depreciation expense decreased $1.2 million as a result of the replacement of DC-9 aircraft in 2001. Additionally, commencing in 2002, SFAS No. 142 "Goodwill and Other Intangible Assets" required a change in accounting method; effective January 1, 2002, the Company discontinued amortization of Excess Reorganization Value and as a result no expense was recorded for the amortization of goodwill in the three months ended March 31, 2002 as compared to $0.6 million for the same period in 2001.

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

        On April 19, 2002, after the formal termination of the merger agreement, we began repurchasing our common stock under the stock repurchase program that was authorized by the board of directors in March 2002. The program authorizes the repurchase of up to 5 million shares of our common stock from time to time in the open market or privately negotiated transactions. We used approximately $3.1 million to purchase 990,700 shares of common stock in open market transactions through May 7, 2002, when we terminated the repurchase program.

        We currently have $0.4 million available under our revolving credit facility with CIT (the "Credit Facility"). CIT has extended the maturity of the Credit Facility to June 30, 2002, which may be automatically renewed for successive one-month terms thereafter unless terminated by the Company or CIT with 15 days written notice prior to the end of the term.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        A majority of the Company's ticket sales for the first quarter of 2002 are made by travel agents, including approximately 29% by four large wholesalers. In the first quarter of 2002, Panda Travel, Inc. constituted approximately 19% of the Company's total ticket sales.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

    None.

  (b)
  Reports on Form 8-K.

    Current Report on Form 8-K dated February 14, 2002 reporting Item 5, "Other Events".

    Current Report on Form 8-K dated March 29, 2002 reporting Item 5, "Other Events".

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