Form 10-Q
period 2002-06-30
HAWAIIAN AIRLINES INC/HI
filed 2002-08-14
CIK 46205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes        ☐  No

As of August 10, 2002, 27,814,143 shares of Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

Hawaiian Airlines, Inc.

Condensed Statements of Operations (in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating Revenues:
Passenger	$123,957	$125,734	$236,908	$243,704
Charter	10,612	21,219	24,160	43,594
Cargo	4,853	5,517	9,631	11,618
Other	8,578	6,825	15,440	12,631
Total	148,000	159,295	286,139	311,547

Operating Expenses:
Wages and benefits	52,490	47,801	104,532	91,605
Aircraft fuel, including taxes and oil	21,398	28,333	42,300	58,871
Maintenance materials and repairs	24,980	25,055	46,078	50,125
Aircraft rentals	18,846	7,800	36,485	13,983
Other rentals and landing fees	6,053	5,937	10,414	11,885
Sales commissions	5,602	4,636	10,313	7,626
Depreciation and amortization	1,915	3,482	3,881	7,057
Restructuring charges	—	—	—	(3600)
Stabilization Act grant	680	—	680	—
Other	41,127	33,694	75,175	66,511
Total	173,091	156,738	329,858	304,063

Operating Income (Loss)	(25,091)	2,557	(43,719)	7,484

Nonoperating Income (Expense):
Interest income (expense), net	114	389	61	719
Gain (loss) on disposition of equipment	(302)	105	(154)	(31)
Other, net	98	424	51	(102)
Total	(90)	(918)	(42)	586

Income (Loss) Before Income Taxes	(25,181)	3,475	(43,761)	8,070

Income Tax Provision	(5,904)	(1,564)	(5,904)	(3,631)

Net Income (Loss)	$(31,085)	$1,911	$(49,665)	$4,439

Net Income (Loss) Per Common Stock Share:
Basic	$(0.92)	$0.06	$(1.46)	$0.13
Diluted	$(0.92)	$0.06	$(1.46)	$0.13

Weighted Average Number of Common Stock Shares Outstanding:
Basic	33,795	33,720	34,051	33,716
Diluted	33,795	34,314	34,051	34,014

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.

Condensed Balance Sheets (in thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$81,630	$102,860
Restricted cash	27,634	26,910
Accounts receivable, net	43,964	35,010
Inventories, net	5,172	4,675
Deferred tax assets, net	—	3,000
Prepaid expenses and other	6,987	6,877
Total current assets	165,387	179,332

Property and equipment, less accumulated depreciation and amortization of $35,884 and $33,159 in 2002 and 2001, respectively	43,348	45,256
Long-term prepayments and other	48,202	49,482
Deferred tax assets, net	—	2,904
Reorganization value in excess of amounts allocable to identifiable assets, net	28,320	28,320

Total Assets	$285,257	$305,294

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$68,206	$71,926
Air traffic liability	146,614	110,641
Other accrued liabilities	51,154	59,824
Current portion of long-term debt	4,573	5,469
Current portion of capital lease obligations	1,340	1,516
Total current liabilities	271,887	249,376

Long-term debt	1,852	1,673
Capital lease obligations	2,917	3,308
Accumulated pensions and other postretirement benefit obligations	69,181	63,451
Other liabilities and deferred credits	8,515	8,696

Shareholders' Deficit:
Common and Special Preferred Stock	420	415
Capital in excess of par value	83,382	84,592
Notes receivable from Common Stock sales	(1,560)	(1,560)
Accumulated deficit	(98,485)	(48,820)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(54,125)	(51,600)
Unrealized gain (loss) on hedge instruments	1,273	(4,237)

Shareholders' deficit	(69,095)	(21,210)

Total Liabilities and Shareholders' Deficit	$285,257	$305,294

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.

Condensed Statements of Cash Flows (in thousands) (Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows From Operating Activities:
Net income (loss)	$(49,665)	$4,439
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,600	5,371
Amortization	281	1,686
Income tax provision	5,904	3,631
Net periodic postretirement benefit cost	1,194	688
Restructuring charges	—	(3,600)
Increase in accounts receivable	(8,954)	(3,783)
Increase in inventories	(497)	(2,319)
Decrease (increase) in prepaid expenses	5,400	(1,975)
Increase (decrease) in accounts payable	(3,720)	589
Increase in air traffic liability	35,973	39,301
Increase (decrease) in accrued liabilities	(6,748)	6,692
Other, net	2,540	(4,540)

Net cash provided by (used in) operating activities	(14,692)	46,180

Cash Flows From Investing Activities:
Additions to property and equipment	(2,433)	(10,175)
Progress payments on flight equipment	342	(4,748)
Net proceeds from disposition of equipment	148	12,888

Net cash used in investing activities	(1,943)	(2,035)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	24
Proceeds from optionholders notes receivable	—	24
Long-term borrowings	165	942
Repurchase of Common Stock	(3,127)	—
Repayment of long-term debt	(882)	(7,733)
Repayment of capital lease obligations	(751)	(827)

Net cash used in financing activities	(4,595)	(7,570)

Net increase (decrease) in cash and cash equivalents	(21,230)	36,575

Cash and cash equivalents - Beginning of Period	102,860	67,832

Cash and cash equivalents - End of Period	$81,630	$104,407

See accompanying notes to condensed financial statements.

Hawaiian Airlines, Inc.

Notes to Condensed Financial Statements (Unaudited)

1.             Business and Basis of Presentation

Hawaiian Airlines, Inc. (“Hawaiian” or the “Company”) was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on operating revenues, is the largest airline headquartered in Hawaii. The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company’s passenger airline business is its chief source of revenue. The Company provides daily passenger and cargo service from Hawaii, principally Honolulu to Las Vegas, Nevada, and the five key United States (“U.S.”) West Coast gateway cities of Los Angeles, San Diego and San Francisco, California, Seattle, Washington and Portland, Oregon (“transpacific”).  In June 2002, the Company began daily service from Honolulu to Sacramento, California, from Honolulu to Ontario, California, from Maui, Hawaii to Los Angeles, California and from Maui to San Francisco, California. The Company also provides daily service among the six major islands of the State of Hawaii (“interisland”) and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific (“south pacific”). Charter service is provided from Honolulu to Las Vegas and Anchorage, Alaska (“overseas charter”).  On August 1, 2002, the Company announced a new code share and marketing partnership with America West Airlines that will be effective October 11, 2002.

The Company uses 13 new Boeing 717-200 aircraft to service the interisland routes.  In the fourth quarter of 2001, the Company initiated a plan to replace by June 2003 the fleet of DC-10 aircraft used on its transpacific, south pacific and overseas charter routes with 16 Boeing 767-300ER aircraft.  The Company has taken delivery of three new and three used Boeing 767-300ER aircraft and returned five DC-10 aircraft leased from Continental Airlines, Inc. and American Airlines, Inc.  The Company currently operates six Boeing 767-300ER aircraft and 10 DC-10 aircraft in its transpacific, south pacific and overseas charter service.

The accompanying unaudited condensed financial statements and notes to the financial statements reflect, in the opinion of management, interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments, except for nonrecurring adjustments, which have been separately disclosed) considered necessary for a fair presentation have been included. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian Airlines’ Annual Report on Form 10-K/A for the year ended December 31, 2001.

Operating results for the quarter ended June 30, 2002 are not normally indicative of the results that may be expected for the twelve months ending December 31, 2002.

2.             New Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142.  As of January 1, 2002, the Company had no recorded intangible assets apart from reorganization value in excess of amounts allocable to identifiable assets of $28.3 million, net of accumulated amortization. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net earnings of $2.3 million per year.  During the second quarter of 2002, the Company completed the first step of its impairment analysis of reorganization value in excess of amounts allocable to identifiable assets and determined the Company’s fair market value to be in excess of the Company’s net book value as of January 1, 2002.  No impairment adjustment was necessary.

Pro forma results for the three and six months ended June 30, 2001, assuming the discontinuation of amortization of reorganization value in excess of amounts allocable to identifiable assets, are shown below (in thousands, except per share data).

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Reported net income	$1,911	$4,439
Amortization, net of taxes	317	634
Adjusted net income	$2,228	$5,073

Basic earnings per share:
As reported	$0.06	$0.13
Amortization, net of taxes	0.01	0.02
As adjusted	$0.07	$0.15

Diluted earnings per share:
As reported	$0.06	$0.13
Amortization, net of taxes	—	0.02
As adjusted	$0.06	$0.15

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the portion of Accounting Principles Board Opinion No. 30  that deals with disposal of a business segment.  Effective January 1, 2002, the Company adopted SFAS No. 144, which did not have an effect on the Company’s results of operations.

3.             Comprehensive Income (Loss)

The Company’s balance sheet includes in other comprehensive income (loss) changes in minimum pension liabilities and changes in the fair value of derivative financial instruments that qualify for hedge accounting.  The Company’s total comprehensive income (losses) amounted to $(31.6) million and $1.5 million for the three months ended June 30, 2002 and 2001, respectively, and $(46.7) million and $4.1 million for the six months ended June 30, 2002 and 2001, respectively.  The Company recorded other comprehensive losses of $2.5 million related to a change in minimum pension liabilities in the first quarter of 2002.  The Company also recorded other comprehensive losses of $0.6 million and other comprehensive income of $5.5 million related to changes in the fair value of derivative financial instruments associated with the Company’s fuel hedging program for the three and six month periods ended June 30, 2002, respectively.

4.                                      Income Taxes

Utilization of the Company’s deferred tax assets is predicated on the Company being profitable in future years.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to their expiration.  During the three months ended June 30, 2002, the Company determined that it was no longer more likely than not that any portion of its deferred tax assets would be realized and recognized an additional valuation allowance of $5.9 million.  The Company will continue to assess the recoverability of its deferred tax assets and record any necessary adjustments in future periods.

5.             Other

Termination of Merger with Aloha and TurnWorks.  When it became clear that the April 18, 2002 outside date in the Company’s merger agreement with Aloha Airgroup, Inc. and TurnWorks, Inc. would not be met, the Company was asked by TurnWorks to extend that date.  After discussions with the other parties about potential revisions to the merger agreement as a condition to any extension, the Company decided and announced that it would not agree to an extension.  Subsequently, Aloha and TurnWorks announced they would no longer pursue the merger, and the parties effectively treated the merger agreement as terminated.  To avoid any doubt on the matter, on April 18, 2002, the Company formally terminated the merger agreement, while reserving its position that the merger agreement had been effectively terminated prior to that date.

Stock Repurchase Program.  On April 19, 2002, after the formal termination of the merger agreement, the Company began repurchasing its common stock under a stock repurchase program that was authorized by the board of directors in March 2002.  The program authorized the Company to repurchase up to 5 million shares of the Company’s common stock from time to time in the open market or privately negotiated transactions.  Under this program, the Company repurchased 990,700 shares for $3.1 million at an average cost of $3.17 per share in open market transactions through May 7, 2002, when the Company halted the repurchase program.

Tender Offer.  On May 31, 2002, the Company commenced a tender offer to purchase for cash up to 5,880,000 shares of its common stock at a price of $4.25 per share, representing a potential purchase of approximately 17.5% of the Company’s outstanding common stock.  The offer terminated without extension on June 27, 2002, at which time 26,578,337 shares were tendered and not withdrawn.  The Company accepted 5,880,000 properly tendered shares on a pro rata basis.  Payment for accepted shares of $25.0 million was made on July 8, 2002.  All other tendered shares were returned.

Related Party Transactions.  On April 26, 2002, the board of directors of the Company approved a proposed arrangement with Smith Management LLC, whereby Smith Management would provide specified corporate financial and tax services to the Company in return for a monthly fee of $75,000.  In addition, the Company paid $2,000,000 in April 2002 for advisory services previously rendered by Smith Management to the Company.  This arrangement is subject to being finalized by both parties.  John W. Adams, the chairman of the board of directors, chief executive officer and president of the Company and the sole shareholder of AIP General Partner, Inc., the general partner of Airline Investors Partnership, L.P., the Company’s major shareholder, is also the president of Smith Management.

In addition, on April 26, 2002, the board of directors of the Company approved a consulting arrangement with Todd G. Cole, a director of the Company, pursuant to which Mr. Cole would provide specified executive consulting services for a period of six months for a fee of $250,000 plus certain expenses.

Corporate Restructuring.  On May 3, 2002, a Registration Statement on Form S-4 was filed with the SEC by “Hawaiian Holdings, Inc.”, a Delaware corporation formed by the Company. The Form S-4 relates to a proposed corporate restructuring under which the Company would become a wholly owned subsidiary of Hawaiian Holdings, Inc.  The shareholders of the Company would become shareholders of Hawaiian Holdings, Inc., owning the same number of shares and having the same relative ownership percentage of the common stock of Hawaiian Holdings, Inc. as they have of the Company's common stock immediately prior to the completion of the restructuring.   The Form S-4 was declared effective by the SEC on July 23, 2002 and the proxy statement/prospectus contained therein was mailed to shareholders on or about July 26, 2002, which shareholders will vote on the proposed corporate restructuring at the Company’s 2002 annual meeting on August 23, 2002.

Stabilization Act.  In August 2002, the Company filed its final application for a grant under the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”).  During the three months ended June 30, 2002, the Company recorded a charge of $0.7 million to adjust its receivable from the U.S. government based on this final application.

6.                                      Subsequent Events

Debt. The Company had aggregate loans and a letter of credit outstanding under its revolving credit facility with CIT of $2.5 million and $0.1 million, respectively, at June 30, 2002.  On July 31, 2002, the Company paid CIT $2.6 million for the full amount of the balance of its loan and for collateral on its letter of credit, which expires on August 31, 2002.  CIT has released all liens upon and security interest in all collateral under the loan agreement.

Interisland Cooperation Agreement. On July 31, 2002, the Company and Aloha Airlines, Inc. filed with the U.S. Department of Transportation ("DOT") a Joint Application under Section 116 of the Aviation and Transportation Security Act of 2001, seeking approval of antitrust immunity until October 1, 2003 for the coordination of capacity on interisland flights within the State of Hawaii and limited revenue balancing with respect to such coordinated operations pursuant to an Interisland Cooperation Agreement. The Joint Application was filed with a Declaration by the Governor of the State of Hawaii stating that the Interisland Cooperation Agreement is necessary to ensure the continuing availability of air transportation that both originates and terminates at points within the State of Hawaii. The application is under review by the DOT.

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

Operating Statistics

Hawaiian Airlines, Inc.

Statistical Data (in thousands, except as otherwise indicated)

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2001		2002		2001

Scheduled Operations:
Revenue passengers flown	1,387		1,408		2,708		2,791
Revenue passenger miles (“RPM”)	1,160,183		1,122,660		2,146,060		2,107,448
Available seat miles (“ASM”)	1,469,728		1,437,240		2,726,942		2,791,836
Passenger load factor	78.9%		78.1%		78.7%		75.5%
Passenger revenue per passenger mile (“Yield”)	10.7	¢	11.2	¢	11.0	¢	11.6	¢

Overseas Charter Operations:
Revenue passengers flown	71		96		157		202
RPM	195,936		294,117		436,764		616,465
ASM	205,935		327,991		460,071		681,720

Total Operations:
Revenue passengers flown	1,458		1,504		2,865		2,993
RPM	1,356,119		1,416,777		2,582,824		2,723,913
ASM	1,675,663		1,765,231		3,187,013		3,473,556
Revenue per ASM	8.83	¢	9.02	¢	8.98	¢	8.97	¢
Cost per ASM	10.33	¢	8.88	¢	10.35	¢	8.75	¢

Results of Operations

Three Month Period Ended June 30, 2002

For the periods indicated, the following table presents a breakdown of the components of operating revenue and expenses as well as the percentage relationship that these items bear to the total operating revenue and the percentage increase (decrease) in the dollar amounts of such items.

	Percentage of Total Operating Revenue		Percentage Change
	Three Months Ended June 30,		2002 vs. 2001
	2002	2001
Operating Revenues:
Passenger	83.8	78.9	(1.4)
Charter	7.2	13.3	(50.0)
Cargo	3.3	3.5	(12.0)
Other	5.7	4.3	25.7
Total Operating Revenues	100.0%	100.0%	(7.1)

Operating Expenses:
Wages and benefits	35.5	30.0	9.8
Aircraft fuel, including taxes and oil	14.5	17.8	(24.5)
Maintenance materials and repairs	16.9	15.7	(0.3)
Aircraft rentals	12.7	4.9	141.6
Other rentals and landing fees	4.1	3.7	2.0
Sales commissions	3.8	2.9	20.8
Depreciation and amortization	1.3	2.2	(45.0)
Stabilization Act grant	0.5	—	n/a
Other	27.8	21.2	22.1
Total Operating Expenses	117.0%	98.4%	10.4%

For the three months ended June 30, 2002, we reported an operating loss of $25.1 million and net loss of $31.1 million. For the three months ended June 30, 2001, we reported an operating income of $2.6 million and a net income of $1.9 million.

Operating Revenue.  Operating revenues totaled $148.0 million for the three months ended June 30, 2002, compared to $159.3 million for the three months ended June 30, 2001, a decrease of $11.3 million, or 7.1%, primarily due to a decline in passenger and charter revenues resulting from the events of September 11, 2001. Significant quarter-to-quarter variances were as follows:

•                  Scheduled passenger revenues totaled $124.0 million for the three months ended June 30, 2002, a decrease of $1.8 million, or 1.4%, compared to the three months ended June 30, 2001. Second quarter year-to-year changes in revenue, passengers and resulting yields from our scheduled operations were as follows:

Scheduled Operations	Net Change in Revenue (in millions)	Net Change in Revenue Passengers	Net Change in Yields

Transpacific	$0.1	2.1%	-4.2%
Interisland	$-1.1	-2.9%	-0.4%
South Pacific	$-0.8	-4.1%	-10.3%

•                  Overseas charter revenues totaled $10.6 million for the three months ended June 30, 2002, a decrease of $10.6 million, or 50.0%, compared to the three months ended June 30, 2001. On September 25, 2001, a major source of our overseas charter revenues, Renaissance Cruises, Inc. filed for bankruptcy under Chapter 11 and ceased operations, resulting in the termination of our Los Angeles to Papeete, Tahiti charter service.

•                  Cargo revenue totaled $4.9 million for the three months ended June 30, 2002, a decrease of $0.7 million, or 12.0%, compared to the three months ended June 30, 2001.  As a result of the events of September 11, 2001, the implementation of new security regulations impacted our vendors and restricted our market to certain vendors, resulting in lower freight and mail volume.

•                  Other operating revenues totaled $8.6 million for the three months ended June 30, 2002, an increase of $1.8 million, or 25.7%, compared to the three months ended June 30, 2001. The increase resulted primarily from increases in frequent flyer miles revenue and the sale of jet fuel.

Operating Expenses.  Operating expenses totaled $173.1 million for the three months ended June 30, 2002 compared to $156.7 million for the three months ended June 30, 2001, an increase of $16.4 million, or 10.4%.  Significant quarter-to-quarter variances were as follows:

•                  Wages and benefits totaled $52.5 million for the three months ended June 30, 2002, an increase of $4.7 million, or 9.8%, compared to the three months ended June 30, 2001. For the three months ended June 30, 2002, we incurred wage and benefit increases primarily related to the new collective bargaining agreements with our pilots, flight attendants and IAM employees that went into effect during 2001, training costs associated with the introduction of the Boeing 767-300ER aircraft into the fleet, and certain executive severance costs.

•                  Aircraft fuel costs, including taxes and oil, totaled $21.4 million for the three months ended June 30, 2002, a decrease of $6.9 million, or 24.5%, compared to the three months ended June 30, 2001.  For the three months ended June 30, 2002, reduced fuel consumption resulted in a decrease of $4.5 million, or 15.9%, compared to the same period in 2001 as a result of the introduction of more fuel-efficient aircraft. In addition to the decrease in fuel consumption, the average cost of aircraft fuel per gallon decreased 9.0%, resulting in a $2.2 million decrease in fuel cost.  We recognized a gain of $0.4 million for the three months ended June 30, 2002 compared to a gain of $0.2 million for the three months ended June 30, 2001 from our fuel-hedging programs.

•                  Maintenance materials and repairs totaled $25.0 million for the three months ended June 30, 2002, a decrease of $0.1 million, or 0.3%, compared to the three months ended June 30, 2001. Maintenance expense on the DC-9-50 aircraft decreased $3.1 million resulting from the replacement of the DC-9-50 fleet, and maintenance expense on the DC-10 aircraft decreased $2.3 million resulting from the decrease in DC-10 aircraft hours flown partially offset by an increase in DC-10 maintenance rates.  The cost savings were offset by increases of $3.0 million in Boeing 717-200 maintenance expense resulting from the introduction of Boeing 717-200 aircraft in 2001, and $2.6 million in Boeing 767-300ER maintenance expense from the operation of Boeing 767-300ER in 2002.

•                  Aircraft rentals totaled $18.8 million for the three months ended June 30, 2002, an increase of $11.0 million, or 141.6%, compared to the three months ended June 30, 2001. The majority of the increase resulted from the replacement of DC-9 and DC-10 aircraft with Boeing 717-200 and Boeing 767-300ER aircraft in 2001 and 2002.

•                  Sales commissions totaled $5.6 million for the three months ended June 30, 2002, an increase of $1.0 million, or 20.8%, compared to the three months ended June 30, 2001, primarily due to an increase in tour package commissions.

•                  Depreciation and amortization expense totaled $1.9 million for the three months ended June 30, 2002, a decrease of $1.6 million, or 45.0%, compared to the three months ended June 30, 2001.  Depreciation expense decreased $1.1 million as a result of the replacement of DC-9 aircraft in 2001. Additionally, commencing in 2002, SFAS No. 142  “Goodwill and Other Intangible Assets” required a change in accounting method; effective January 1, 2002, the Company discontinued amortization of Excess Reorganization Value and as a result no expense was recorded for the amortization of goodwill in the three months ended June 30, 2002 as compared to $0.6 million for the same period in 2001.

•                  In August 2002, we filed our final application for a grant under the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”).  During the three months ended June 30, 2002, we recorded a charge of $0.7 million to adjust our receivable from the U.S. government based on this final application.

•                  Other expenses totaled $41.1 million for the three months ended June 30, 2002, an increase of $7.4 million, or 22.1%, compared to the three months ended June 30, 2001.  Increases in merger related legal and consulting fees, insurance, frequent flyer program expenses and costs associated with the sale of jet fuel were partially offset by a decrease in interrupted trips expense.

Six Month Period Ended June 30, 2002

For the periods indicated, the following table presents a breakdown of the components of operating revenue and expenses as well as the percentage relationship that these items bear to the total operating revenue and the percentage increase (decrease) in the dollar amounts of such items.

	Percentage of Total Operating Revenue		Percentage Change
	Six Months Ended June 30,		2002 vs. 2001
	2002	2001
Operating Revenues:
Passenger	82.8	78.2	(2.8)
Charter	8.4	14.0	(44.6)
Cargo	3.4	3.7	(17.1)
Other	5.4	4.1	22.2
Total Operating Revenues	100.0%	100.0%	(8.2)

Operating Expenses:
Wages and benefits	36.5	29.4	14.1
Aircraft fuel, including taxes and oil	14.8	18.9	(28.1)
Maintenance materials and repairs	16.1	16.1	(8.1)
Aircraft rentals	12.8	4.5	160.9
Other rentals and landing fees	3.6	3.8	(12.4)
Sales commissions	3.6	2.4	35.2
Depreciation and amortization	1.4	2.3	(45.0)
Restructuring charges	—	(1.2)	(100.0)
Stabilization Act grant	0.5	—	n/a
Other	26.3	21.3	13.0
Total Operating Expenses	117.0%	98.4%	8.5%

For the six months ended June 30, 2002, we reported an operating loss of $43.7 million and net loss of $49.7 million. For the six months ended June 30, 2001, we reported an operating income of $7.5 million and a net income of $4.4 million.

Operating Revenue.  Operating revenues totaled $286.1 million for the six months ended June 30, 2002, compared to $311.5 million for the six months ended June 30, 2001, a decrease of $25.4 million, or 8.2%, primarily due to a decline in passenger and charter revenues resulting from the events of September 11, 2001. Significant year-to-year variances were as follows:

•                  Scheduled passenger revenues totaled $236.9 million for the six months ended June 30, 2002, a decrease of $6.8 million, or 2.8%, compared to the six months ended June 30, 2001. Year-to-year changes in revenue, passengers and resulting yields from our scheduled operations were as follows:

Scheduled Operations	Net Change in Revenue (in millions)	Net Change in Revenue Passengers	Net Change in Yields

Transpacific	$-4.1	1.1%	-5.9%
Interisland	$-1.5	-4.3%	2.3%
South Pacific	$-1.2	-7.4%	-4.1%

•                  Overseas charter revenues totaled $24.2 million for the six months ended June 30, 2002, a decrease of $19.4 million, or 44.6%, compared to the six months ended June 30, 2001. On September 25, 2001, a major source of our overseas charter revenues, Renaissance Cruises, Inc. filed for bankruptcy under Chapter 11 and ceased operations, resulting in the termination of our Los Angeles to Papeete, Tahiti charter service.  The loss of revenues from this charter service was partially offset by ad-hoc charter flights in 2002.

•                  Cargo revenue totaled $9.6 million for the six months ended June 30, 2002, a decrease of $2.0 million, or 17.1%, compared to the six months ended June 30, 2001.  As a result of the events of September 11, 2001, the implementation of new security regulations impacted our vendors and restricted our market to certain vendors, resulting in lower freight and mail volume.

•                  Other operating revenues totaled $15.4 million for the six months ended June 30, 2002, an increase of $2.8 million, or 22.2%, compared to the six months ended June 30, 2001. The increase resulted primarily from increases in frequent flyer miles revenue and the sale of jet fuel.

Operating Expenses.  Operating expenses totaled $329.9 million for the six months ended June 30, 2002 compared to $304.1 million for the six months ended June 30, 2001, an increase of $25.8 million, or 8.5%.  Significant year-to-year variances were as follows:

•                  Wages and benefits totaled $104.5 million for the six months ended June 30, 2002, an increase of $12.9 million, or 14.1%, compared to the six months ended June 30, 2001. For the six months ended June 30, 2002, we incurred wage and benefit increases primarily related to the new collective bargaining agreements with our pilots, flight attendants and IAM employees that went into effect during 2001, training costs associated with the introduction of the Boeing 767-300ER aircraft into the fleet, and certain executive severance costs.

•                  Aircraft fuel costs, including taxes and oil, totaled $42.3 million for the six months ended June 30, 2002, a decrease of $16.6 million, or 28.1%, compared to the six months ended June 30, 2001.  For the six months ended June 30, 2002, reduced fuel consumption resulted in a decrease of $10.8 million, or 18.4%, compared to the same period in 2001 as a result of the decrease in available seat miles and introduction of more fuel-efficient aircraft. In addition to the decrease in fuel consumption, the average cost of aircraft fuel per gallon decreased 17.2%, resulting in a $8.2 million decrease in fuel cost.  These cost savings were offset by a $2.5 million loss from our fuel-hedging programs for the six months ended June 30, 2002 compared to a negligible loss for the six months ended June 30, 2001.

•                  Maintenance materials and repairs totaled $46.1 million for the six months ended June 30, 2002, a decrease of $4.0 million, or 8.1%, compared to the six months ended June 30, 2001. The decrease was primarily attributable to a decrease of $6.0 million in DC-9-50 maintenance costs resulting from the replacement of the DC-9-50 fleet and a decrease of $7.8 million related to the DC-10 aircraft.  The cost savings were offset by increases of $5.7 million in Boeing 717-200 maintenance expense resulting from the introduction of Boeing 717-200 aircraft in 2001, and $4.3 million in Boeing 767-300ER maintenance expense from the operation of Boeing 767-300ER in 2002.

•                  Aircraft rentals totaled $36.5 million for the six months ended June 30, 2002, an increase of $22.5 million, or 160.9%, compared to the six months ended June 30, 2001. The majority of the increase resulted from the replacement of DC-9 and DC-10 aircraft with Boeing 717-200 and Boeing 767-300ER aircraft in 2001 and 2002.

•                  Other rentals and landing fees totaled $10.4 million for the six months ended June 30, 2002, a decrease of $1.5 million, or 12.4%, compared to the six months ended June 30, 2001.  The decrease resulted from a State of Hawaii moratorium on landing fees which was effective September 19, 2001 through March 31, 2002.

•                  Sales commissions totaled $10.3 million for the six months ended June 30, 2002, an increase of $2.7 million, or 35.2%, compared to the six months ended June 30, 2001, primarily due to an increase in tour package commissions and an increase in wholesaler incentive commissions.

•                  Depreciation and amortization expense totaled $3.9 million for the six months ended June 30, 2002, a decrease of $3.2 million, or 45.0%, compared to the six months ended June 30, 2001.  Depreciation expense decreased $2.3 million as a result of the replacement of DC-9 aircraft in 2001. Additionally, commencing in 2002, SFAS No. 142  “Goodwill and Other Intangible Assets” required a change in accounting method; effective January 1, 2002, the Company discontinued amortization of Excess Reorganization Value and as a result no expense was recorded for the amortization of goodwill in the six months ended June 30, 2002 as compared to $1.2 million for the same period in 2001.

•                  In August 2002, we filed our final application for a grant under the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”).  For the six months ended June 30, 2002, we recorded a charge of $0.7 million to adjust our receivable from the U.S. government based on this final application.

•                  Other expenses totaled $75.2 million for the six months ended June 30, 2002, an increase of $8.7 million, or 13.0%, compared to the six months ended June 30, 2001.  Increases in merger related legal and consulting fees, insurance, frequent flyer program expenses and costs associated with the sale of jet fuel were partially offset by decreases in interrupted trips and passenger food expense.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents totaled $81.6 million at June 30, 2002.  Additionally, we had restricted cash of $27.6 million at June 30, 2002, comprised primarily of $25.9 million in escrow deposits held by a credit card processor and a $1.7 million deposit securing outstanding letters of credit.

For the six months ended June 30, 2002, operating activities used $14.7 million of cash, primarily due to our net loss of $49.0 million, offset by an increase in advance ticket sales of $36.0 million.  Investing activities used $1.9 million of cash, primarily due to capital expenditures related to acquisition of equipment.  Financing activities used $4.6 million in cash.  Our primary cash outflows from financing activities included $3.1 million used to repurchase our common stock, $0.9 million used in repayments of debt and $0.8 million in payments under capital lease obligations.

On April 19, 2002, we began repurchasing our common stock under the stock repurchase program that was authorized by the board of directors in March 2002.  The program authorized the repurchase of up to 5 million shares of our common stock from time to time in the open market or privately negotiated transactions.  We purchased 990,700 shares of common stock for $3.1 million at an average cost of $3.17 per share in open market transactions through May 7, 2002, when we halted the repurchase program.

On May 31, 2002, we commenced a tender offer to purchase for cash up to 5,880,000 shares of our own common stock at a price of $4.25 per share, representing a potential purchase of approximately 17.5% of our outstanding common stock.  The offer terminated without extension on June 27, 2002, at which time 26,578,337 shares were tendered and not withdrawn.  We accepted 5,880,000 properly tendered shares on a pro rata basis.  Payment for accepted shares of $25.0 million was made on July 8, 2002.

We had aggregate loans and a letter of credit outstanding under our revolving credit facility with CIT (the “Credit Facility”) of $2.5 million and $0.1 million, respectively, at June 30, 2002.  On July 31, 2002, we paid CIT $2.6 million for the full amount of the balance of our loan and for collateral on our letter of credit, which expires on August 31, 2002.  CIT has released all liens upon and security interest in all collateral under the loan agreement.  We are currently in the process of evaluating our options for a new credit facility.

On June 21, 2002, we entered into an Amended and Restated Aircraft Loan Agreement with one of our lenders with respect to a loan outstanding in the amount of approximately $1.9 million. We received a “notice of acceleration” from the lender in January 2002 claiming that a default existed under the loan because of a late payment made by Hawaiian two days after the applicable cure period.  The loan had been classified as a current obligation as of December 31, 2001.  Upon execution of the Amended and Restated Aircraft Loan Agreement in June 2002, the current and long-term portions of the obligation were classified as indicated in the agreement.

We continue to incur significant additional expenses resulting from the events of September 11, 2001, primarily relating to increased security costs and increased aviation insurance costs which we expect will continue for an indefinite period of time.  Based on current trends we cannot determine at this time the continuing effects of the September 11, 2001 terrorist attacks and the resulting impact on our future profitability and liquidity.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

There are no material developments in legal proceedings previously reported in our Form 10-K for the year 2001 and no new material legal proceedings have become reportable events during the three months ended June 30, 2002.

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 26, 2002, a Proxy Statement/Prospectus and the Company’s 2001 Annual Report were mailed to all shareholders of record on July 9, 2002.  The Proxy Statement/Prospectus presents to shareholders four matters to be voted upon at or before the 2002 annual meeting to be held on August 23, 2002, including (i) election of eleven directors, (ii) approval of a proposed corporate restructuring with the Company as a wholly-owned subsidiary of Hawaiian Holdings, Inc., a Delaware corporation, (iii) approval of a provision in the corporate charter of Hawaiian Holdings, Inc. providing that only the board of directors or the chairman could call a special meeting of that entity’s shareholders, and (iv) approval of a proposal which would allow adjournment of the 2002 annual meeting in order to solicit additional proxies in favor of the proposed corporate restructuring.

ITEM 5.                  OTHER INFORMATION.

A majority of the Company’s ticket sales for the six months ended June 30, 2002 are made by travel agents, including approximately 28% by four large wholesalers.  In the six months ended June 30, 2002, Panda Travel, Inc. constituted approximately 18% of the Company’s total ticket sales.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits.

Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K.

Current Report on Form 8-K dated May 2, 2002 reporting Item 5, “Other Events”.

Current Report on Form 8-K dated May 17, 2002 reporting Item 5, “Other Events”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN AIRLINES, INC.

August 14, 2002	By	/s/ Christine R. Deister
Christine R. Deister
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)